Form 10-Q
period 2011-12-31
Putnam Hills Corp.
filed 2012-02-21
CIK 1527728

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54478

Putnam Hills Corp.

(Exact name of registrant as specified in its charter)

Delaware	45-2259340
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o Samir Masri CPA Firm P.C., 175 Great Neck Road, Suite 403, Great Neck, NY 11021

(Address of principal executive offices)

(516) 466-6193

(Registrant’s telephone number, including area code)

No change

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of February 21, 2012.

PUTNAM HILLS CORP.

- INDEX –

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheet as of December 31, 2011 (Unaudited) and March 31, 2011	2

	Statement of Operations (Unaudited) for the Three and Nine Months Ended	3
	December 31, 2011 and for the Period from January 18, 2011 (Inception)
	to December 31, 2011

	Statement of Stockholder’s Deficiency for the Period from	4
	January 18, 2011 (Inception) to December 31, 2011 (Unaudited)

	Statement of Cash Flows (Unaudited) for the Nine Months Ended	5
	December 31, 2011 and for the Period from January 18, 2011 (Inception)
	to December 31, 2011

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and	10
	Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Removed and Reserved	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

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

The results for the period ended December 31, 2011 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10 filed with the Securities and Exchange Commission on August 12, 2011.

PUTNAM HILLS CORP.

(A Development Stage Company)

BALANCE SHEET

	(Unaudited)
	December 31, 2011	March 31, 2011

ASSETS

CURRENT ASSETS:
Cash	$123	$-
Loan receivable - related party	13,219	-

Total Current Assets	13,342	-

TOTAL ASSETS	$13,342	$-

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$376	$-
Loan payable - related party	17,235	8,735
Note payable - related party	5,000	-

Total Current Liabilities	22,611	8,735

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
5,000,000 shares subscribed	500	500
Additional paid-in capital	24,500	24,500
Subscription receivable	-	(25,000)
(Deficit) accumulated during the development stage	(34,269)	(8,735)

Total Stockholder's Deficiency	(9,269)	(8,735)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,342	$-

The accompanying notes are an integral part of these financial statements.

 PUTNAM HILLS CORP.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

			For The Period
	For The Three	For The Nine	From January 18,
	Months Ended	Months Ended	2011 (Inception) to
	December 31, 2011	December 31, 2011	December 31, 2011

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	11,351	25,534	34,269

(LOSS) BEFORE OTHER EXPENSES	(11,351)	(25,534)	(34,269)

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(11,351)	(25,534)	(34,269)

BENEFIT FROM INCOME TAXES	-	-	-

NET (LOSS)	$(11,351)	$(25,534)	$(34,269)

BASIC AND DILUTED LOSS PER SHARE	-	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	-	-	-

The accompanying notes are an integral part of these financial statements.

PUTNAM HILLS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD FROM JANUARY 18, 2011 (INCEPTION) TO DECEMBER 31, 2011

							Deficit
							Accumulated	Total
					Additional		During the	Stockholder's
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficiency)

January 18, 2011 -
common stock subscription	-	$-	5,000,000	$500	$24,500	$(25,000)	$-	$-

Net (loss)	-	-	-	-	-	-	(8,735)	(8,735)

Balance at March 31, 2011	-	-	5,000,000	500	24,500	(25,000)	(8,735)	(8,735)

August 10, 2011 -
contributed capital	-	$-	-	$-	$-	$25,000	$-	$25,000

Net (loss) (Unaudited)	-	-	-	-	-	-	(25,534)	(25,534)

Balance at December 31,
2011 (Unaudited)	-	$-	5,000,000	$500	$24,500	$-	$(34,269)	$(9,269)

 The accompanying notes are an integral part of these financial statements.

 PUTNAM HILLS CORP.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

		For The Period
		From
	For The Nine	January 18, 2011
	Months Ended	(Inception) to
	December 31, 2011	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(25,534)	$(34,269)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	5,000	13,735
Increase in accounts payable	376	376

NET CASH USED IN OPERATING ACTIVITIES	(20,158)	(20,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in note receivable - related party	(13,219)	(13,219)

NET CASH USED IN INVESTING ACTIVITIES	(13,219)	(13,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loan payable - related party	3,500	3,500
Increase in note payable - related party	5,000	5,000
Proceeds from Issuance or Common Stock	25,000	25,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	33,500	33,500

NET INCREASE IN CASH	123	123

CASH, BEGINNING OF PERIOD	-	-

CASH, END OF PERIOD	$123	$123

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	$5,000	$13,735
Common stock subscribed	$-	$25,000

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

Note 2 -      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10 as of March 31, 2011. Interim results are not necessarily indicative of the results for a full year.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2011, the Company is unaware of any uncertain tax positions.

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

PUTNAM HILLS CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 3 -      Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $34,000, which, among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, receive additional loans from its stockholder, and ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -       Income Taxes

As of December 31, 2011 the Company has net operating loss carryforwards of approximately $34,000 to reduce future federal and state taxable income through 2031. The Company has approximately $12,000 in deferred tax assets at December 31, 2011 resulting from net operating loss carryforwards. At December 31, 2011, a valuation allowance has been recorded to fully offset these deferred tax assets because future realization of the related income tax effects is uncertain. The difference between the statutory rate of 34% and the effective rate of 0% is due to the increase in the deferred tax asset valuation allowance.

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

During the year ended March 31, 2011, professional fees in the amount of $8,735 were paid on behalf of the Company by Sunrise Securities Corp. (“Sunrise”). During the nine months ended December 31, 2011, Sunrise paid additional professional fees in the amount of $5,000 and advanced the Company an additional $3,500. The President of Sunrise was the Company’s former President and sole stockholder. As of December 31, 2011, the outstanding balance of $17,235 is reported as loan payable – related party. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

During the nine months ended December 31, 2011, the Company disbursed $6,525 and $6,694 to Iron Sands Corp. and Trenton Acquisition Corp., respectively. NLDBIT 2010 Services, LLC is the sole stockholder of both Iron Sands Corp. and Trenton Acquisition Corp. As of December 31, 2011, the outstanding receivable of 13,219 is reported as loan receivable – related party. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

On May 26, 2011, the former President resigned and the related subscription for common stock was cancelled. On May 26, 2011, NLBDIT 2010 Services, LLC, a company controlled by the former President, subscribed for five million (5,000,000) shares of common stock for $25,000. On August 10, 2011 the Company received payment of $25,000 for the common stock subscription.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by the Company’s sole stockholder. The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At December 31, 2011, the outstanding balance of $5,000 is reported as note payable – related party.

Note 8 -       Subsequent Events

Subsequent to December 31, 2011, the Company received funds totaling $1,000 from Sunrise to pay for professional fees.

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

Description of Business

The Company was incorporated in the State of Delaware on January 18, 2011 (Inception) and maintains its principal executive office at c/o Samir Masri CPA Firm P.C., 175 Great Neck Road, Suite 403, Great Neck, NY 11021. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2011, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $123 of cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10 became effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us; however, we have not entered into any agreement. Any target business that is selected to consummate a business combination with us may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company had assets equal to $13,342, comprised of cash and loan receivable. This compares with no assets as of March 31, 2011. The Company’s liabilities as of December 31, 2011 totaled $22,611, comprised of accounts payable and amounts due to a related party. This compares to the Company’s total liabilities as of March 31, 2011 of $8,735, comprised of amounts due to a related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended December 31, 2011	For the Cumulative Period from January 18, 2011 (Inception) to December 31, 2011
Net Cash (Used in) Operating Activities	$(20,158)	$(20,158)
Net Cash (Used in) Investing Activities	$(13,219)	$(13,219)
Net Cash Provided by Financing Activities	$33,500	$33,500
Net Increase in Cash and Cash Equivalents	$123	$123

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception), through December 31, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months and nine months ended December 31, 2011, the Company had a net loss of $11,351 and $25,534, respectively, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 in August of 2011, the preparation and filing of the Company’s periodic reports, and general and administrative expenses.

For the cumulative period from January 18, 2011 (Inception) to December 31, 2011, the Company had a net loss of $34,269, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2011, the preparation and filing of the Company’s periodic reports, and general and administrative expenses.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 18, 2011.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Putnam Hills Corp.

Dated: February 21, 2012	By:	/s/ Samir N. Masri
Samir N. Masri President, Secretary and Director Principal Executive Officer

Dated: February 21, 2012	By:	/s/ Sasha S. Masri
Sasha S. Masri
Chief Financial Officer and Director Principal Financial Officer

