Form 10-Q
period 2012-09-30
Putnam Hills Corp.
filed 2012-11-14
CIK 1527728

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54478

Putnam Hills Corp.
(Exact name of registrant as specified in its charter)

Delaware	45-2559340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2012.

PUTNAM HILLS CORP.

- INDEX -

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	3

	Balance Sheet as of September 30, 2012 (Unaudited) and March 31, 2012	4

	Statement of Operations (Unaudited) for the Three and Six Months Ended September 30, 2012 and 2011 and for the Period from January 18, 2011 (Inception) to September 30, 2012	5

	Statement of Stockholder's Deficiency for the Period from January 18, 2011 (Inception) to September 30, 2012 (Unaudited)	6

	Statement of Cash Flows (Unaudited) for the Six Months Ended September 30, 2012 and 2011 and for the Period from January 18, 2011 (Inception) to September 30, 2012	7

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

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

The results for the period ended September 30, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2012.

PUTNAM HILLS CORP.
(A Development Stage Company)
BALANCE SHEET

	(Unaudited) September 30, 2012	March 31, 2012
ASSETS

CURRENT ASSETS:
Cash	$2,296	$336
Loans receivable - related parties	13,219	13,219

Total Current Assets	15,515	13,555

TOTAL ASSETS	$15,515	$13,555

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:

Advances from affiliate
Loan payable - related party	$38,235	$22,235
Note payable - related party	9,000	5,000
Accrued expenses and other current liabilities	25	-

Total Current Liabilities	47,260	27,235

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	24,500	24,500
Accumulated deficit during the development stage	(56,745)	(38,680)

Total Stockholder's Deficiency	(31,745)	(13,680)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$15,515	$13,555

See accompanying notes to the financial statements

PUTNAM HILLS CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For The Six Months Ended September 30, 2012	For The Three Months Ended September 30, 2012	For The Six Months Ended September 30, 2011	For The Three Months Ended September 30, 2011	Cumulative From January 18, 2011 (Inception) to September 30, 2012

REVENUES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	18,040	7,040	14,183	14,153	56,720

(LOSS) BEFORE OTHER EXPENSES	(18,040)	(7,040)	(14,183)	(14,153)	(56,720)

INTEREST EXPENSE	25	25	-	-	25

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(18,065)	(7,065)	(14,183)	(14,153)	(56,745)

BENEFIT FROM INCOME TAXES	-	-	-	-	-

NET (LOSS)	$(18,065)	$(7,065)	$(14,183)	$(14,153)	$(56,745)

BASIC AND DILUTED LOSS PER SHARE	$-	-	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000	1,421,000	2,826,000

See accompanying notes to the financial statements

PUTNAM HILLS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD FROM JANUARY 18, 2011 (INCEPTION) TO SEPTEMBER 30, 2012
(Unaudited)

							Accumulated
							Deficit	Total
					Additional		During the	Stockholder's
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficiency)

Balance at January 18, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock subscription	-	-	5,000,000	500	24,500	(25,000)	-	-

Net (loss)	-	-	-	-	-	-	(8,735)	(8,735)

Balance at March 31, 2011	-	-	5,000,000	500	24,500	(25,000)	(8,735)	(8,735)

Common stock
subscription proceeds	-	-	-	-	-	25,000	-	25,000

Net (loss)	-	-	-	-	-	-	(29,945)	(29,945)

Balance at March 31, 2012	-	-	5,000,000	500	24,500	-	(38,680)	(13,680)

Net (loss)	-	-	-	-	-	-	(18,065)	(18,065)

Balance at September 30, 2012 (Unaudited)	-	$-	5,000,000	$500	$24,500	$-	$(56,745)	$(31,745)

See accompanying notes to the financial statements

PUTNAM HILLS CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For The Six Months Ended September 30, 2012	For The Six Months Ended September 30, 2011	Cumulative From January 18, 2011 (Inception) to September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(18,065)	$(14,183)	$(56,745)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	-	5,000	13,735
Increase in accrued expenses and other current liabilities	25	-	25
Increase in accounts payable	-	75	-
Increase in prepaid expenses and other current assets	-	-	-

NET CASH USED IN OPERATING ACTIVITIES	(18,040)	(9,108)	(42,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loans receivable - related parties	-	(8,400)	(13,219)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	(8,400)	(13,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loan payable - related party	16,000	-	24,500
Increase in note payable - related party	4,000	5,000	9,000
Increase in capital stock	-	25,000	25,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	30,000	58,500

NET INCREASE IN CASH	1,960	12,492	2,296

CASH, BEGINNING OF PERIOD	336	-	-

CASH, END OF PERIOD	$2,296	$12,492	$2,296

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	$-	$5,000	$13,735
Common stock subscribed	$-	$-	$25,000

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of September 30, 2012, the Company has no accrued interest or penalties related to uncertain tax positions.

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

PUTNAM HILLS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 3 -          Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $57,000, and has negative working capital of approximately $32,000 at September 30, 2012, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from its stockholder. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -          Income Taxes

As of September 30, 2012, the Company has net operating loss carryforwards of approximately $57,000 to reduce future federal and state taxable income through 2032.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For The Six Months Ended September 30, 2012	For The Six Months Ended September 30, 2011	Cumulative From January 18, 2011 (Inception) to September 30, 2012
Current Expense:
Federal and State	$-	$-	$-
Deferred tax benefit:
Federal and State	6,000	5,000	19,000
Valuation allowance	(6,000)	(5,000)	(19,000)
Total	$-	$-	$-

PUTNAM HILLS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 -           Income Taxes (cont’d.)

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Six Months Ended September 30, 2012	For The Six Months Ended September 30, 2011	Cumulative From January 18, 2011 (Inception) to September 30, 2012
Statutory federal income tax rate	(34)%	(34)%	(34)%
Valuation allowance	34%	34%	34%
Effective income tax rate	0%	0%	0%

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

For the period January 18, 2011 (Inception) to March 31, 2012, professional fees of $13,735 were paid on behalf of the Company by Sunrise Financial Group (“SFG”). During the year ended March 31, 2012, SFG advanced the Company an additional $8,500. During the six months ended September 30, 2012, SFG advanced the Company an additional $16,000 for professional fees. The President of SFG was the Company’s former President and sole stockholder. As of September 30, 2012, the outstanding balance of $38,235 for professional fees paid by SFG and amounts advanced to the Company are reported as loan payable - related party. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

PUTNAM HILLS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 7 -          Related Party Transactions (cont’d.)

During the year ended March 31, 2012, the Company made loans of $6,525 and $6,694 to Iron Sands Corp. and Trenton Acquisition Corp., respectively. NLDBIT 2010 Services, LLC is the sole stockholder of both Iron Sands Corp. and Trenton Acquisition Corp. As of September 30, 2012, the outstanding receivable of 13,219 is reported as loans receivable - related parties. The loans are unsecured, non-interest bearing and have no stipulated repayment terms.

On May 26, 2011, the former President resigned and the related subscription for common stock was cancelled. On May 26, 2011, NLBDIT 2010 Services, LLC, a company controlled by the former President, subscribed for five million (5,000,000) shares of common stock for $25,000. On August 10, 2011 the Company received payment of $25,000 for the common stock subscription.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by the Company’s sole stockholder.  The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At September 30, 2012, the outstanding balance of $9,000 is reported as note payable - related party. The lender has agreed to forego all accrued and unpaid interest through August 20, 2012. At September 30, 2012, $25 of accrued interest related to this loan is reported as accrued expenses and other current liabilities.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $2,296 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2012, the Company had assets equal to $15,515, comprised of cash and loans receivable.  This compares with assets of $13,555 as of March 31, 2012, comprised of cash and loans receivable.  The Company’s liabilities as of September 30, 2012 totaled $47,260, comprised of amounts due to related parties and accrued expenses.  This compares to the Company’s liabilities as of March 31, 2012 of $27,235, comprised of amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011	For the Cumulative Period from January 18, 2011 (Inception) to September 30, 2012
Net Cash Used in Operating Activities	$(18,040)	$(9,108)	$(42,985)
Net Cash Provided by Investing Activities	-	$(8,400)	$(13,219)
Net Cash Provided by Financing Activities	$20,000	$30,000	$58,500
Net Increase in Cash	$1,960	$12,492	$2,296

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception), through September 30, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the six months ended September 30, 2012, the Company had a net loss of $18,065, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

For the six months ended September 30, 2011, the Company had a net loss of $14,183, comprised of general and administrative expenses.

For the cumulative period from January 18, 2011 (Inception) to September 30, 2012, the Company had a net loss of $56,745, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2011, the preparation and filing of the Company’s periodic reports, and general and administrative expenses.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Effective October 19, 2012, Sasha Masri resigned as the Chief Financial Officer and a director of the Company.

   On October 19, 2012, the board of directors of the Company appointed Samir Masri to serve as Chief Financial Officer of the Company, effective as of the effective date of Sasha Masri's resignation as Chief Financial Officer and a director. Samir Masri has been serving as the Chief Executive Officer, President, Secretary and a director of the Company since May 26, 2011.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 18, 2011.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

Putnam Hills Corp.

Dated: November 14, 2012	By:	/s/ Samir N. Masri
Samir N. Masri
President, Secretary, Chief Executive Officer,
Chief Financial Officer and Director
Principal Executive Officer
Principal Financial Officer