Form 10-Q
period 2013-06-30
Putnam Hills Corp.
filed 2013-08-15
CIK 1527728

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of August 14, 2013.

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

The results for the period ended June 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 16, 2013.

PUTNAM HILLS CORP.
(A Development Stage Company)
BALANCE SHEET

	(Unaudited) June 30, 2013	March 31, 2013

ASSETS

CURRENT ASSETS:
Cash	$219	$6,744
Loans receivable - related parties	13,219	13,219

Total Current Assets	13,438	19,963

TOTAL ASSETS	$13,438	$19,963

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$3,384	$7,497
Loan payable - related party	38,235	38,235
Note payable - related party	26,000	25,500

Total Current Liabilities	67,619	71,232

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	24,500	24,500
Accumulated deficit during the development stage	(79,181)	(76,269)

Total Stockholder's Deficiency	(54,181)	(51,269)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,438	$19,963

See accompanying notes to the financial statements.

PUTNAM HILLS CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30, 2013	For The Three Months Ended June 30, 2012	Cumulative From January 18, 2011 (Inception) to June 30, 2013

REVENUES	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	2,525	11,000	78,297

(LOSS) BEFORE OTHER EXPENSES	(2,525)	(11,000)	(78,297)

INTEREST EXPENSE	387	-	884

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(2,912)	(11,000)	(79,181)

BENEFIT FROM INCOME TAXES	-	-	-

NET (LOSS)	$(2,912)	$(11,000)	$(79,181)

BASIC AND DILUTED LOSS PER SHARE	$-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000

See accompanying notes to the financial statements.

PUTNAM HILLS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD FROM JANUARY 18, 2011 (INCEPTION) TO JUNE 30, 2013

							Accumulated
							Deficit	Total
					Additional		During the	Stockholder's
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficiency)

Balance at January 18, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock subscription	-	-	5,000,000	500	24,500	(25,000)	-	-

Net (loss)	-	-	-	-	-	-	(8,735)	(8,735)

Balance at March 31, 2011	-	-	5,000,000	500	24,500	(25,000)	(8,735)	(8,735)

Common stock
subscription proceeds	-	-	-	-	-	25,000	-	25,000

Net (loss)	-	-	-	-	-	-	(29,945)	(29,945)

Balance at March 31, 2012	-	-	5,000,000	500	24,500	-	(38,680)	(13,680)

Net (loss)	-	-	-	-	-	-	(37,589)	(37,589)

Balance at March 31, 2013	-	-	5,000,000	$500	24,500	$-	(76,269)	(51,269)

Net (loss)	-	-	-	-	-	-	(2,912)	(2,912)

Balance at June 30, 2013 (Unaudited)	-	$-	5,000,000	$500	$24,500	$-	$(79,181)	$(54,181)

See accompanying notes to the financial statements.

PUTNAM HILLS CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For The Three Months Ended June 30, 2013	For The Three Months Ended June 30, 2012	Cumulative From January 18, 2011 (Inception) to June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(2,912)	$(11,000)	$(79,181)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	-	-	13,735
Increase (Decrease) in accounts payable and accrued expenses	(4,113)	-	3,384

NET CASH USED IN OPERATING ACTIVITIES	(7,025)	(11,000)	(62,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loans receivable - related parties	-	-	(13,219)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	(13,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loan payable - related party	-	11,000	24,500
Increase in note payable - related party	500	-	26,000
Increase in capital stock	-	-	25,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	500	11,000	75,500

NET DECREASE IN CASH	(6,525)	-	219

CASH, BEGINNING OF PERIOD	6,744	336	-

CASH, END OF PERIOD	$219	$336	$219

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	$-	$-	$13,735
Common stock subscribed	$-	$-	$25,000

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

Basis of Presentation

The accompanying interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted for interim financial statements presentation and in accordance with the instructions to Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim periods presented have been included. All such adjustments are of a normal recurring nature. The accompanying financial statements and the information included under the heading Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s Form 10-K as of March 31, 2013. Interim results are not necessarily indicative of the results for a full year.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $79,000, and has negative working capital of approximately $54,000 at June 30, 2013, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -	Income Taxes

As of June 30, 2013, the Company has net operating loss carryforwards of approximately $79,000 to reduce future federal and state taxable income through 2033.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For The Three Months Ended June 30, 2013	For The Three Months Ended June 30, 2012	Cumulative From January 18, 2011 (Inception) to June 30, 2013
Current Expense:
Federal and State	$-	$-	$-
Deferred tax benefit:
Federal and State	1,000	4,000	27,000
Valuation allowance	(1,000)	(4,000)	(27,000)
Total	$-	$-	$-

PUTNAM HILLS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 -	Income Taxes (cont’d.)

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Three Months Ended June 30, 2013	For The Three Months Ended June 30, 2012	Cumulative From January 18, 2011 (Inception) to June 30, 2013
Statutory federal income tax rate	(34)%	(34)%	(34)%
Valuation allowance	34%	34%	34%
Effective income tax rate	0%	0%	0%

Note 5 -	Common Stock

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

For the period January 18, 2011 (Inception) to March 31, 2012, professional fees of $13,735 were paid on behalf of the Company by Sunrise Financial Group Inc. (“SFG”). Since inception, SFG advanced the Company an additional $24,500  for professional fees. The President of SFG was the Company’s former President and sole stockholder. As of June 30, 2013, the outstanding balance of $38,235 for professional fees paid by SFG and amounts advanced to the Company are reported as loan payable - related party. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

PUTNAM HILLS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 7 -	Related Party Transactions (cont’d.)

During the year ended March 31, 2012, the Company made loans of $6,525 and $6,694 to Iron Sands Corp. and Trenton Acquisition Corp., respectively. NLBDIT 2010 Services, LLC is the only subscriber of the common stock of both Iron Sands Corp. and Trenton Acquisition Corp. As of June 30, 2013, the outstanding receivable of 13,219 is reported as loans receivable - related parties. The loans are unsecured, non-interest bearing and have no stipulated repayment terms.

On May 26, 2011, the former President resigned and the related subscription for common stock was cancelled. On May 26, 2011, NLBDIT 2010 Services, LLC, a company controlled by the former President, subscribed for five million (5,000,000) shares of common stock for $25,000. On August 10, 2011 the Company received payment of $25,000 for the common stock subscription.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President.  The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At June 30, 2013, the outstanding balance of $26,000 is reported as note payable - related party. The lender has agreed to forego all accrued and unpaid interest through August 20, 2012. At June 30, 2013, $884 of accrued interest related to this loan is reported as accounts payable and accrued expenses. Subsequent to June 30, 2013, the Company borrowed an additional $5,700.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $219 in cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of June 30, 2013, the Company had assets equal to $13,438, comprised of cash and loans receivable.  This compares with assets of $19,963 as of March 31, 2013, comprised of cash and loans receivable.  The Company’s liabilities as of June 30, 2013 totaled $67,619, comprised of accounts payable, accrued expenses and amounts to due to related parties.  This compares to the Company’s liabilities as of March 31, 2013 of $71,232, comprised of accounts payable, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	For the Cumulative Period from January 18, 2011 (Inception) to June 30, 2013
Net Cash Used in Operating Activities	$(7,025)	$(11,000)	$(62,062)
Net Cash Provided by Investing Activities	-	-	$(13,219)
Net Cash Provided by Financing Activities	$500	$11,000	$75,500
Net Increase (Decrease) in Cash and Cash Equivalents	$(6,525)	$-	$219

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception), through June 30, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2013, the Company had a net loss of $2,912, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

For the three months ended June 30, 2012, the Company had a net loss of $11,000, comprised of general and administrative expenses.

For the cumulative period from January 18, 2011 (Inception) to June 30, 2013, the Company had a net loss of $79,181, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2011, the preparation and filing of the Company’s periodic reports, and general and administrative expenses.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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

Putnam Hills Corp.

Dated: August 14, 2013	By:	/s/ Samir N. Masri
Samir N. Masri
President, Chief Financial Officer,
Secretary and Director
Principal Executive Officer
Principal Financial Officer