Form 10-Q
period 2013-09-30
Putnam Hills Corp.
filed 2013-11-15
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 15, 2013.

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

The results for the period ended September 30, 2013 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission on July 16, 2013.

PUTNAM HILLS CORP.
(A Development Stage Company)
BALANCE SHEET

	(Unaudited) September 30, 2013	March 31, 2013

ASSETS

CURRENT ASSETS:
Cash	$-	$6,744
Loans receivable - related parties	13,219	13,219

Total Current Assets	13,219	19,963

TOTAL ASSETS	$13,219	$19,963

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$10,089	$7,497
Loan payable - related party	38,235	38,235
Note payable - related party	35,482	25,500

Total Current Liabilities	83,806	71,232

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	24,500	24,500
Accumulated deficit during the development stage	(95,587)	(76,269)

Total Stockholder's Deficiency	(70,587)	(51,269)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$13,219	$19,963

See accompanying notes to the financial statements.

PUTNAM HILLS CORP.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	For The Six Months Ended September 30, 2013	For The Three Months Ended September 30, 2013	For The Six Months Ended September 30, 2012	For The Three Months Ended September 30, 2012	Cumulative From January 18, 2011 (Inception) to September 30, 2013

REVENUES	$-	$-	$-	$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES	18,476	15,951	18,040	7,040	94,248

(LOSS) BEFORE OTHER EXPENSES	(18,476)	(15,951)	(18,040)	(7,040)	(94,248)

INTEREST EXPENSE	842	445	25	25	1,339

(LOSS) BEFORE BENEFIT FROM INCOME TAXES	(19,318)	(16,396)	(18,065)	(7,065)	(95,587)

BENEFIT FROM INCOME TAXES	-	-	-	-	-

NET (LOSS)	$(19,318)	$(16,396)	$(18,065)	$(7,065)	$(95,587)

BASIC AND DILUTED LOSS PER SHARE	$-	-	-	-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to the financial statements.

PUTNAM HILLS CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S DEFICIENCY
FOR THE PERIOD FROM JANUARY 18, 2011 (INCEPTION) TO SEPTEMBER 30, 2013

							Accumulated
							Deficit	Total
					Additional		During the	Stockholder's
	Preferred Stock		Common Stock		Paid-in	Subscription	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	(Deficiency)

Balance at January 18, 2011 (Inception)	-	$-	-	$-	$-	$-	$-	$-

Common stock subscription	-	-	5,000,000	500	24,500	(25,000)	-	-

Net (loss)	-	-	-	-	-	-	(8,735)	(8,735)

Balance at March 31, 2011	-	-	5,000,000	500	24,500	(25,000)	(8,735)	(8,735)

Common stock
subscription proceeds	-	-	-	-	-	25,000	-	25,000

Net (loss)	-	-	-	-	-	-	(29,945)	(29,945)

Balance at March 31, 2012	-	-	5,000,000	500	24,500	-	(38,680)	(13,680)

Net (loss)	-	-	-	-	-	-	(37,589)	(37,589)

Balance at March 31, 2013	-	-	5,000,000	500	24,500	-	(76,269)	(51,269)

Net (loss)	-	-	-	-	-	-	(19,318)	(19,318)

Balance at September 30, 2013 (Unaudited)	-	$-	5,000,000	$500	$24,500	$-	$(95,587)	$(70,587)

See accompanying notes to the financial statements.

PUTNAM HILLS CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	For The Six Months Ended September 30, 2013	For The Six Months Ended September 30, 2012	Cumulative From January 18, 2011 (Inception) to June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:

NET (LOSS)	$(19,318)	$(18,065)	$(95,587)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	-	-	13,735
Increase in accounts payable and accrued expenses	2,592	25	10,089

NET CASH USED IN OPERATING ACTIVITIES	(16,726)	(18,040)	(71,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in loans receivable - related parties	-	-	(13,219)

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	(13,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loan payable - related party	-	16,000	24,500
Increase in note payable - related party	9,982	4,000	35,482
Increase in capital stock	-	-	25,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,982	20,000	84,982

NET DECREASE IN CASH	(6,744)	1,960	-

CASH, BEGINNING OF PERIOD	6,744	336	-

CASH, END OF PERIOD	$-	$2,296	$-

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
Professional fees paid by related party on behalf of the Company	$-	$-	$13,735
Common stock subscribed	$-	$-	$25,000

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a “more-likely than-not” threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of September 30, 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Note 3 -          Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses from inception of approximately $96,000, and has negative working capital of approximately $71,000 at September 30, 2013, which among other factors, raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to find a suitable acquisition or merger candidate, raise additional capital from the sales of stock, and receive additional loans from related parties. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 4 -          Income Taxes

As of September 30, 2013, the Company has net operating loss carryforwards of approximately $96,000 to reduce future federal and state taxable income through 2033.

The Company currently has no federal or state tax examinations in progress nor has it had any federal or state examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.

The benefit from income taxes consists of the following:

	For The Six Months Ended September 30, 2013	For The Six Months Ended September 30, 2012	Cumulative From January 18, 2011 (Inception) to September 30, 2013
Current Expense:
Federal and State	$-	$-	$-
Deferred tax benefit:
Federal and State	7,000	6,000	33,000
Valuation allowance	(7,000)	(6,000)	(33,000)
Total	$-	$-	$-

PUTNAM HILLS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 4 -          Income Taxes (cont’d.)

The income tax benefit differs from the amount computed by applying the federal statutory income tax rate to the loss before income taxes due to the following:

	For The Six Months Ended September 30, 2013	For The Six Months Ended September 30, 2012	Cumulative From January 18, 2011 (Inception) to September 30, 2013
Statutory federal income tax rate	(34)%	(34)%	(34)%
Valuation allowance	34%	34%	34%
Effective income tax rate	0%	0%	0%

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

For the period January 18, 2011 (Inception) to March 31, 2012, professional fees of $13,735 were paid on behalf of the Company by Sunrise Financial Group Inc. (“SFG”). Since inception, SFG advanced the Company an additional $24,500  for professional fees. The President of SFG was the Company’s former President and sole stockholder. As of September 30, 2013, the outstanding balance of $38,235 for professional fees paid by SFG and amounts advanced to the Company are reported as loan payable - related party. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

PUTNAM HILLS CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 7 -          Related Party Transactions (cont’d.)

During the year ended March 31, 2012, the Company made loans of $6,525 and $6,694 to Iron Sands Corp. and Trenton Acquisition Corp., respectively. NLBDIT 2010 Services, LLC is the only subscriber of the common stock of both Iron Sands Corp. and Trenton Acquisition Corp. As of September 30, 2013, the outstanding receivable of $13,219 is reported as loans receivable - related parties. The loans are unsecured, non-interest bearing and have no stipulated repayment terms.

On May 26, 2011, the former President resigned and the related subscription for common stock was cancelled. On May 26, 2011, NLBDIT 2010 Services, LLC, a company controlled by the former President, subscribed for five million (5,000,000) shares of common stock for $25,000. On August 10, 2011 the Company received payment of $25,000 for the common stock subscription.

On June 3, 2011, the Company issued a Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, a company controlled by the former President.  The Note bears interest at 6% and is payable upon completion of a business combination with a private company in a reverse merger or other transaction after which the Company would cease to be a shell company. At September 30, 2013, the outstanding balance of $35,482 is reported as note payable - related party. The lender has agreed to forego all accrued and unpaid interest through August 20, 2012. At September 30, 2013, $1,339 of accrued interest related to this loan is reported as accounts payable and accrued expenses.

Note 8 -          Subsequent Events

Subsequent to September 30, 2013, the Company entered into a non-binding letter of intent (the “LOI”) with Dandrit Biotech A/S (“Dandrit”), pursuant to which the Company agreed, subject to the terms of a definitive agreement to be negotiated between the parties, to acquire no less than 90% of the issued and outstanding equity interests of Dandrit, in exchange for approximately 6,000,000 shares of Common Stock of the Company (the “Share Exchange”). In addition, subject to the terms and conditions of the definitive agreement, the existing sole shareholder of Putnam agreed to cancel an aggregate of 4,400,000 shares of Common Stock, as an inducement for Dandrit to consummate the transactions contemplated by the LOI. The definitive agreement shall be subject to the approval and consent of holders of no less than 90% of the issued and outstanding equity interests of Dandrit. In addition, there are certain restrictive covenants related to the issuance or redemption of any equity instruments and any negotiations or discussions with other parties related to a transaction similar to the Share Exchange. In accordance  with the terms and conditions of the LOI, Dandrit agreed to pay up to $8,000 in fees and expenses incurred by the Company for maintaining the Company’s periodic filings.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. On November 7, 2013, the Company entered into a non-binding letter of intent (the “LOI”) with Dandrit Biotech A/S, a company organized in Denmark (“Dandrit”), pursuant to which the Company agreed, subject to the terms of a definitive agreement (the “Definitive Agreement”) to be negotiated between the parties, to acquire no less than 90% of the issued and outstanding equity interests of Dandrit, in exchange for approximately 6,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”) of the Company issuable to the equity holders of Dandrit (the “Share Exchange”). As a result, the Company’s principal business objective for the next 12 months will be to complete the transactions contemplated by the Share Exchange.  In the event the Company does not consummate the transactions contemplated by the Share Exchange the Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)         filing Exchange Act reports, and
(ii)        investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no cash. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2013, the Company had assets equal to $13,219, comprised of loans receivable. This compares with assets of $19,963 as of March 31, 2013, comprised of cash and loans receivable. The Company’s liabilities as of September 30, 2013 totaled $84,303, comprised of amounts due to related parties and accounts payable and accrued expenses. This compares to the Company’s liabilities as of March 31, 2013 of $71,232, comprised of accounts payable, accrued expenses and amounts due to related parties. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended September 30, 2013	Six Months Ended September 30, 2012	For the Cumulative Period from January 18, 2011 (Inception) to September 30, 2013
Net Cash Used in Operating Activities	$(16,726)	$(18,040)	$(71,763)
Net Cash Provided by Investing Activities	-	-	$(13,219)
Net Cash Provided by Financing Activities	$9,982	$20,000	$84,982
Net Increase/ Decrease in Cash	$(6,744)	$1,960	-

The Company has assets consisting of loans receivable only and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 18, 2011 (Inception), through September 30, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the six months ended September 30, 2013, the Company had a net loss of $19,318, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

For the six months ended September 30, 2012, the Company had a net loss of $18,065, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses.

For the cumulative period from January 18, 2011 (Inception) to September 30, 2013, the Company had a net loss of $95,587, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in August of 2011, the preparation and filing of the Company’s periodic reports, and general and administrative expenses.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On November 7, 2013, the Company entered into a non-binding LOI with Dandrit, pursuant to which the Company agreed, subject to the terms of a Definitive Agreement to be negotiated between the parties, to acquire no less than 90% of the issued and outstanding equity interests of Dandrit, in exchange for approximately 6,000,000 shares of Common Stock of the Company issuable to the equity holders of Dandrit (the “Share Exchange”). In addition, subject to the terms and conditions of the Definitive Agreement, the existing sole shareholder of Putnam agreed to cancel an aggregate of 4,400,000 shares of Common Stock, as an inducement for Dandrit to consummate the transactions contemplated by the LOI. In addition, upon the closing of the Share Exchange, subject to compliance with Rule 14f-1 of the Securities Act of 1933, as amended, it is contemplated that the sole executive officer and director of the Company will resign, without any payment or additional consideration and the executive officers and directors of Dandrit will serve as the executive officers and directors of the Company.  The Definitive Agreement shall be subject to the approval and consent of holders of no less than 90% of the issued and outstanding equity interests of Dandrit.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 18, 2011.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

*Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Putnam Hills Corp.

Dated: November 15, 2013	By:	/s/ Samir N. Masri
Samir N. Masri President, Secretary, Chief Executive Officer, Chief Financial Officer and Director Principal Executive Officer Principal Financial Officer