Form 10-Q
period 2014-03-31
DanDrit Biotech USA, Inc.
filed 2014-05-14
CIK 1527728

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54478

DanDrit Biotech USA, Inc.
(Exact name of registrant as specified in its charter)

Delaware	45-2559340
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

DanDrit Biotech A/S
Fruebjergvej 3 Box 62
2100 Copenhagen, Denmark
(Address of principal executive offices)

+45 39179840
(Registrant’s telephone number, including area code)

P.O. Box 189
Randolph, VT 05060
+1 (646) 460 4077
(Name, address, including zip code, and telephone number, including area code, of agent for service)

Putnam Hills Corp.c/o Samir Masri CPA Firm P.C., 175 Great Neck Road, Suite 403, Great Neck, NY 11021, (516)466-6257
Former Fiscal Year March 31
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,854,947 shares of common stock, par value $.0001 per share, outstanding as of May 14, 2014.

DANDRIT BIOTECH USA, INC.
(FORMERLY PUTNAM HILLS CORP.)

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

The results for the period ended March 31, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 8-K/A filed with the Securities and Exchange Commission on March 31, 2014.

DANDRIT BIOTECH USA, INC.
(FORMERLY PUTNAM HILLS CORP.)
CONSOLIDATED BALANCE SHEET

	(Unaudited) March 31, 2014	December 31, 2013
ASSETS

CURRENT ASSETS:
Cash	$54,472	$18,794
Cash held in escrow	423,969	77,468
Other Receivables	69,712	25,456
Prepaid Expenses	11,621	19,774
Total Current Assets	559,774	141,492

PROPERTY AND EQUIPMENT, Net accumulated Depreciation	40,460	-

OTHER ASSETS
Definite Life Intangible Assets	233,766	231,615
Deferred Stock Offering Costs	67,000	67,000
Deposits	10,466	10,360
Total Other Assets	311,232	308,975
TOTAL ASSETS	$911,466	$450,467

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:

Notes Payable -Related Party, Current Portion	$1,705,201	$728,001
Accounts Payable	568,175	548,501
Accrued Expenses	824,192	858,135
Total Current Liabilities	3,097,568	2,134,637

LONG TERM LIABILITIES	-	-
Notes Payable, Related Parties Less Current Portion	-	-
Total Long Term Liabilities	-	-
Total Liabilities	3,097,568	2,134,637

STOCKHOLDER'S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value 1.0 DKK, 200,000,000 shares authorized, 7,854,947 and 5,814,945 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	785	581
Additional paid-in capital	17,788,129	17,867,565
Accumulated Deficit	(19,947,180)	(19,521,126)
Non-controlled interest in subsidiary	-	-
Other Comprehensive Income, net	(27,836)	(31,190)
Total Stockholder’s (Deficit)	(2,186,102)	(1,684,170)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$911,466	450,467

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC.
(FORMERLY PUTNAM HILLS CORP.)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For The Three Months Ended March 31, 2014	For The Three Months Ended March 31, 2013

Revenues	$-	$31,558

Cost of Goods Sold	17,739	15,360

Gross Income(Loss)	(17,739)	16,198

Operating Expenses
General and Administrative Expenses	326,428	175,016
Depreciation and Amortization	6,794	8,600
Consulting Expenses	61,145	13,048
Total Operating Expense	394,367	196,664

(LOSS) FROM OPERATIONS	(412,106)	(180,466)

Other Income (Expense)
Interest (expense)	(13,999)	(159,922)
Gain (loss) on Currency Transactions	-	(100,327)
Gain on Derivative Liability	-	41,643
Interest Income	51	-
Total Other Income (Expense)	(13,948)	(218,606)

(Loss) Before Income Taxes	(426,054)	(399,072)

Income Tax Expense (Benefit)	-	-

NET (LOSS)	$(426,054)	$(399,072)

LESS NET LOSS ATTRIBUTABLE TO NON-CONTROLLED INTEREST IN SUBSIDIARY	-	-

NET (LOSS) ATTRIBUTABLE TO NON CONTROLLED DANDRIT BIOTECH USA, INC.	(426,054)	(399,072)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	6,880,278	5,133,096

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC.
(FORMERLY PUTNAM HILLS CORP.)
 STATEMENTS OF OTHER COMPREHENSIVE LOSS
(Unaudited)

	For the Three Months
	Ended March 31
	2014	2013

Net Loss	(426,054)	(399,072)
Currency Translation, Net of Taxes	(3,354)	(139,052)

Other Comprehensive Loss	$(429,408)	$(538,124)

Comprehensive Loss Attributable To Non-controlling Interest in Subsidiaries	-	-

Comprehensive Loss Attributable To DanDrit BioTech USA, Inc.	$(429,408)	$(538,124)

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC.
(FORMERLY PUTNAM HILLS CORP.)
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(Unaudited)

							Other	Non-
					Additional		Compre-	Controlled
	Preferred Stock		Common Stock		Paid-in	Accumulated	hensive	Interest in
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Subsidiary
BALANCE, December 31, 2012	-	$-	5,133,096	$513	$12,817,141	$(17,373,765)	$188,280	$-

Common shares issued upon conversion of bond payable - related party and derivative liability at $9.00 per shares, December 2013	-	-	261,665	26	2,353,322	-	-	-

Common shares issued in payment of notes payable - related party at $6.42 per shares, December 2013	-	-	144,321	14	926,372	-	-	-

Common shares issued in payment of notes payable - related party at $6.42 per shares, December 2013	-	-	275,863	28	1,770,730	-	-	-

Equity Adjustment for Foreign Currency Translation	-	-	-	-	-	-	(219,470)	-

Net Loss for the Year Ended December 31, 2013	-	-	-	-	-	(2,147,361)	-	-

BALANCE, December 31, 2013	-	-	5,814,945	$581	$17,867,565	$(19,521,126)	$(31,190)	$-

To record the recapitalization of Subsidiary in connection with the February 12, 2014 Share Exchange Agreement wherein the DanDrit Biotech USA Inc. (“Parent”) issued 5,814,945 common shares to acquire a 97% interest in DanDrit Biotech A/S (“Subsidiary”) DanDrit Biotech USA Inc., (Formerly Putnam Hills Corp),	-	-	5,000,000	500	24,500	(104,232)	-	-

Common shares Canceled and returned to authorized in connection with the Share exchange agreement	-	-	(4,400,000)	(440)	440	-	-	-

To record the issuance of 1,400,000 and 40,000 common shares in connection with the acquisition and offering valued at $5 per share or $7,000,000 and $200,000, respectfully.	-	-	1,440,000	144	7,199,856	(7,200,000)	-	-

To eliminate the accumulated deficit of Putnam Hills Corp in connection with the recapitalization Share Exchange Agreement.	-	-	-	-	(7,304,232)	7,304,232	-	-

Equity Adjustment for Foreign Currency Translation	-	-	-	-	-	-	3,354	-

Net Loss for the Three Months Ended March 31, 2014	-	-	-	-	-	(426,054)	-	-

BALANCE, March 31, 2014	-	-	7,854,945	$785	$17,788,129	$(19,947,180)	$(27,836)	$-

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC.
(FORMERLY PUTNAM HILLS CORP.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For The Three Months Ended March 31, 2014	For The Three Months Ended March 31, 2013

NET (LOSS)	$(426,054)	$(399,072)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	6,794	15,860
Accretion of Discount on Bond Payable	-	123,557
(Gain)/Loss on Derivative Liability	-	(41,643)
CHANGES IN ASSETS AND LIABILITIES:
(Increase)Decrease in Other Receivables	(44,256)	43,915
(Increase)Decrease in Prepaid Expenses/Deposits	8,047	(8,962)
Increase(Decrease) in Accounts Payable	19,674	463,472
Increase(Decrease) in Accrued Expenses	(1,951)	(1,321,026)

Total Adjustments	(11,692)	(724,827)

NET CASH USED IN OPERATING ACTIVITIES	(437,746)	(1,123,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(41,498)	-
Net (Increase) in Cash held in Escrow	(346,501)
Purchase of Intangible Assets	(7,907)	-

NET CASH USED BY INVESTING ACTIVITIES	(395,906)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable – Related Party	865,976	987,911
Payment of Stock Offering Costs	-	-
Payments on Notes Payable – Related Party	-	-

NET CASH PROVIDED BY(USED BY) FINANCING ACTIVITIES	865,976	987,911

Gain (Loss) on Currency Translation	3,354	139,279

NET INCREASE (DECREASE) IN CASH	35,678	3,291

CASH, BEGINNING OF PERIOD	18,794	4,381

CASH, END OF PERIOD	$54,472	$7,672

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accretion of Discount on Bond Payable	$-	$123,557
Change in Fair Market Value of Derivative Liability	$-	$(41,643)

See accompanying notes to the financial statements.

DANDRIT BIOTECH USA, INC.
(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation – DanDrit Biotech USA, Inc. (“DanDrit USA”, the “Company”, “we”, “us”, “our”) (formerly Putnam Hills Corp) was originally incorporated in the state of Delaware on January 18, 2011 as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.

DanDrit BioTech A/S, a Danish Corporation was incorporated on April 1, 2001 (“DanDrit Denmark”).  The Company engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer using the dendritic cell technology.

 Reverse Acquisition  - On February 12, 2014, pursuant to the Share Exchange Agreement (the "Share Exchange Agreement"), DanDrit Biotech USA, Inc. completed the acquisition of approximately 97% of the issued and outstanding capital stock  of  DanDrit BioTech A/S and as a result of became the parent company of DanDrit BioTech A/S (the “Parent”). Prior to the Merger there were 5,000,000 shares of the common stock, par value $.0001 per share of Parent outstanding,  Parent and a shareholder agreed to cancel 4,400,000 shares of our common stock and issued 1,440,000 common shares for legal and consulting services related to the merger and future offering, pursuant to the Merger  3,879,624 outstanding shares of the common stock of DanDrit BioTech A/S, was exchanged for 1.498842 shares of Parent’s common stock, for a total of 5,814,945 shares resulting in 7,854,947 shares of Parent common stock being outstanding immediately following the Merger.DanDrit Biotech USA, Inc  immediately prior to the closing.

Consolidation  - For the three months ended March 31, 2014 and 2013, the consolidated financial statements include the accounts and operations of the DanDrit Denmark and the accounts and operations of DanDrit USA, Inc from February the date of acquisition of February 12, 2014 through March 31, 2014. The non-controlling interests in the net assets of the DanDrit Denmark are recorded in equity. The non-controlling interests of the results of operations of the subsidiaries are included in the results of operations and recorded as the non-controlling interest in subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

On December 16, 2013, the DanDrit Denmark sold, for $1.00, the wholly-owned dormant subsidiary DanDrit Corporation PTE. LTD.  a Singapore limited liability company incorporated on July 1, 2008. As this Singapore entity was a dormant subsidiary the financial statements include the $1 proceeds and gain on sale of the former subsidiary.

Functional Currency / Foreign currency translation — The functional currency of DanDrit USA, Inc. is the U.S. Dollar.  The functional currency of DanDrit Biotech A/S is the Danish Kroner (“DKK”).  The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the years 2013 and 2012 and the period ending March 31, 2014. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in financial institution in the United States in excess of federally insured amounts at March 31, 2014 and December 31, 2013.

Property and Equipment — Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from four to six years (See Note 3).

Intangible Assets — Definite life intangible assets include patents. The Company accounts for definite life intangible assets in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification, (“ASC”) Topic 350, “Goodwill and Other Intangible Assets” and amortized the patents on a straight line basis over the estimated useful life of twenty years. Costs incurred in relation to patent applications are capitalized cost and amortized over the estimated useful life of the patent. If it is determined that a patent will not be issued, the related remaining patent application costs are charged to expense.

DANDRIT BIOTECH USA, INC.
(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets - Long-lived assets, such as property, plant, and equipment and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.  The depreciable basis of assets that are impaired and continue in use is their respective fair values.

Revenue Recognition and Sales  — The Company’s sales of its MCV colorectal cancer  vaccine have been limited to a compassionate use basis in Singapore after stage IIA trials and is not approved for current sale for any other use or location. The Company's accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), and FASB ASC 605 Revenue Recognition. The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer.

Value Added Tax - In Denmark, Value Added Tax (“VAT”) of 25% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities. VAT of 25% is also paid to Danish and EU vendors on invoices these amounts are refundable from the respective governmental authority and recorded as other receivables in the accompanying financial statements.

Research and Development Cost — The Company expenses research and development costs for the development of new products as incurred and is included in operating expense. There was no research and development costs for the three month period ended March 31, 2014 and 2013.

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Loss Per Share — The Company calculates earnings /(loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised.

Derivatives - We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

DANDRIT BIOTECH USA, INC.
(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We estimate fair values of all derivative instruments, such as embedded conversion features utilizing Level 3 inputs (defined below in Note 1: Fair Value of Financial Instruments). We use the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our market price of our common stock, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect the volatility in these estimate and assumption changes.

We report our derivative liabilities at fair value .

Fair Value of Financial Instruments — The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, investments, accounts payable, accrued expenses, capital lease obligations and notes payable approximates their recorded values due to their short-term maturities.

Accounting Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Recent Accounting Pronouncements — Recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Reclassification - The financial statements for the period ended March 31, 2013 have been reclassified to conform to the headings and classifications used in the March 31, 2014 financial statements.

DANDRIT BIOTECH USA, INC.
(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred significant losses and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales once approval for the Company’s product is obtained.  There is no assurance that the Company will be successful in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	Useful Life	March 31, 2014	December 31, 2013
Lab equipment and instruments	4-6	$202,632	$194,143
Computer equipment	4-6	110,898	66,493
		313,530	260,636
Less Accumulated Depreciation		(273,070)	(260,636)
Net Property and Equipment		$40,460	$-

Depreciation expense amounted to $1,038 and $788, for the three month period ended March 31, 2014 and 2013, respectively. The Company’s property and equipment is held as collateral on the notes payable related party.

NOTE 4 — DEFINITE-LIFE INTANGIBLE ASSETS

At March 31, 2014 and December 31, 2013, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products and processes of $233,766 and $231,615, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three months ended March 31, 2014 and 2013 was $5,756 and $6,414, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,
2014	$17,283
2015	20,106
2016	20,106
2017	20,106
2018	20,106
Thereafter	136,059
$233,766

DANDRIT BIOTECH USA, INC.
(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consists of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	Dec. 31, 2013
5% Note Payable Paseco ApS	$888,880	$-
Non-Interest Bearing Loan Payable Sunrise Financial Group Inc.	38,235	-
Note Payable ML Group	21,520	21,557
6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC	41,945	-
5% Note Payable - Sune Olsen Holding ApS	526,689	521,390
5% Note Payable - Sune Olsen	187,932	185,054
Total Notes Payable – Related Party	1,705,201	728,001
Less Current Maturities	(1,705,201)	(728,001)
Note Payables – Related Party Long Term	$-	$-

The following represents the future maturities of long-term debt as of March 31, 2014:

Year ending December 31,
2014	-
2015
2016	-
2017	-
2018	-
Thereafter	-
-

On February 15, 2014 and March 18, 2014, the Company received DKK 2,500,000 ($461,084) and DKK 2,300,000 ($424,198) loans, respectively, from Paseco ApS, an entity owned by a shareholder of DanDrit Biotech USA, Inc.  The loans are payable 14 days after the completion of the contemplated public offering in DanDrit Biotech USA, Inc. or February 1, 2015, and accrue interest at 5% per annum. On April 29, 2014, DanDrit Denmark and Paseco entered into an amendment whereby the terms of the 2014 loans are payable on February 1, 2015 and can be extended at the Company’s option for an additional year with an increase in the interest rate to 7.00%. .  As of March 31, 2014, the outstanding balance on the loan including accrued interest is $880,880 . During the three months ended March 31, 2014 the Company record related party interest on the note of DKK 19,507 ($3,598).

DanDrit Biotech A/S has received an unsecured loan facility from Sune Olsen Holding ApS, an entity owned by a shareholder, with a goal of ensuring financing until new equity has been brought in. Under the loan facility DanDrit has received the following amounts: On November 11, 2013 DKK 1,500,000 ($269,620), on November 20, 2013 DKK 405,000 ($55,459), and on December 2, 2013 DKK 900,000 ($163,482). The loans are due May 1, 2014 and accrue interest at 5% per year DKK50,706 ($9,532) at March 31, 2014.  During March 2014, the Company extended maturity date of the loans with Sune Olsen Holdings ApS from May 1, 2014 to 14 days after the completion of the contemplated stock offering of DanDrit Biotech USA, Inc. or February 1, 2015.

DanDrit Denmark has received an unsecured loan from Sune Olsen, a shareholder of the Company, with a goal of ensuring financing until new equity has been brought in. The loan in the amount of DKK 1,000,000 ($184,873) was issued on December 20, 2013. The loan is due May 1, 2014 and accrues interest of 5% per year DKK18,966 ($3498) at March 31, 2014. During March 2014, the Company extended maturity date of the DKK 1,000,000 loans with Sune Olsen from May 1, 2014 to 14 days after the completion of the contemplated stock offering of DanDrit Biotech USA, Inc. or February 1, 2015.

During March 2014, the Company received a 2,000,000 DKK letter of support from Paseco ApS an entity owned by a shareholder of the DanDrit Biotech USA, Inc. to ensure continued operations until February 1, 2015.The Company has an option to extend the loan for one year by giving notice to Paseco by December 31, 2014 whereby the interest rate would increase to 7.00% per annum.

During 2012, DKTI A/S, a shareholder of the Company, which is controlled by officers and directors of the Company agreed to loan the Company up to DKK 5,000,000 (approximately $880,000) accruing interest at 6%.  The loan is secured by all the Company’s intellectual property rights, including its patents and its patent applications credit facility.  During the year ended December 31, 2012 the Company borrowed DKK 4,431,862 ($783,139) plus DKK 71,563 ($12,646) in interest.  During the year ended December 31, 2013, the Company borrowed an additional DKK 310,000 (approximately $55,000) on the loan and accrued interest of DKK 230,377 (approximately $42,000). The notes with related accrued interest were converted into 96,288 common shares of DanDrit Denmark on December 16, 2013 which were exchanged for 144,321 shares of common stock of the Parent upon the closing of the Share Exchange.

During the years ended December 31, 2013, 2012 and 2011 Sune Olsen Holding ApS,  loaned the Company DKK 1,267,724 ($232,841), DKK 338,719 ($59,854) and DKK 143,750 ($25,019), respectively.  The Company added the accrued interest at 6% and the Company recorded interest expense of DKK 86,047 ($15,804), DKK 20,469 ($3,617) and DKK 2,689 ($468) during the years end December 31, 2013, 2012 and 2011 respectively.  The loans are payable upon three month written notice of the shareholder.  On December 16, 2013, the notes with related accrued interest were converted into 35,106 shares of DanDrit Denmark which were exchanged for 52,618 shares of common stock of the Parent upon the closing of the Share Exchange.

DANDRIT BIOTECH USA INC
(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — NOTES PAYABLE – RELATED PARTY (Continued)

On June 20, 2013, Sune Olsen Holding APS, an entity owned by a shareholder of the Company paid DKK 1,500,000, ($265,000) in accrued legal fees owed by the Company in exchange for a DKK1,500,000 ($265,000) 5% note payable to Sune Olsen Holding APS. On December 16, 2013, the note with related accrued interest of DKK 20,959 ($3,804) was converted into 29,036 shares of DanDrit Denmark common stock. Such shares of common stock were exchanged for 31,414shares of common stock of the Parent upon the closing of the Share Exchange.

On April 14, 2013, Sune Olsen Holding APS, an entity owned  by a shareholder of the Company assumed DKK 4,375,932 (approximately$773,000) in  liabilities owed by the company for past due rent from a vendor in exchange for a note payable. The note accrued interest at 5% and is payable on demand. On December 31, 2013, the note with related interest of DKK139,670 ($25,349) were converted into 86,204 shares of DanDrit Biotech A/S.  Such shares of common stock were exchanged for 129,206 shares of common stock of the Parent upon the closing of the Share Exchange.

On July 26, 2013 and August 15, 2013, Sune Olsen Holding APS,  an entity owned  by a shareholder of the Company, loaned the Company an additional DKK 1,000,000 ($177,239) and DKK 750,000 ($133,343), respectively.  The notes accrue interest at 5% and are payable upon three month written notice of the shareholder. The notes with related accrued interest of DKK 15,575 ($2,827) were converted into 33,705 shares of DanDrit Biotech A/S common stock on December 16, 2013. Such shares of common stock were exchanged for 50,518 shares of common stock of the Parent upon the closing of the Share Exchange.

On April 30, 2013 Stratega ApS, a shareholder of the Company, loaned the Company DKK 1,000,000 ($175,359). The note accrues interest at 1% per month and is payable on September 1, 2013.  As of September 1, 2013 the loan was outstanding, and thereby incurred a penalty of DKK 50,000 ($8,863). The outstanding loan accrued interest at 2.5% per month beginning September 2, 2013. DKTI Invest AS has secured the loan by pledging 25,000 common shares of DKTI Invest AS. DKTI Invest AS pledged the collateral on behalf of the Company, and the Company granted DKTI Invest AS worldwide use of the Company’s DDM master cell bank (“Use Agreement”) more specifically of the Company’s working cell bank DDM 1-7203-01, manufactured in 2008, for research, manufacturing and commercial purposes. The note was repaid in November 2013, the security was released and the Use Agreement cancelled.

As of March 31, 2014, the outstanding balance of $38,235 for professional fees paid by a shareholder and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loans payable were acquired in the reverse acquisition. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

A 6% Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entitycontrolled by a shareholder of the Company, was acquired by the Company in the reverse acquisition,  payable on February 12, 2014 upon the completion date of a the merger between the Dandrit Biotech USA, Inc. and Dandrit Biotech A/S.  As of March 31, 2014, the outstanding balance on the Note, including accrued interest, was $41,946. During the three months ended March 31, 2014 the Company record related party interest on the Note of $927.

NOTE 6 — CONVERTIBLE BOND PAYABLE – RELATED PARTY

On December 1, 2011,DanDrit Denmark borrowed $1,500,000 from DKTI A/S and issued 6% convertible bonds. The bonds may not be converted during the four weeks following the publication of the annual report. The bond may not be repaid until the bonds’ expiration on November 30, 2014.  The bonds shall not accrue interest after expiration.  The bonds and related accrued interest are convertible into common shares of the Company at an initial rate of $9.58 per common share.

DANDRIT BIOTECH USA INC
(FORMERLY PUTNAM HILLS CORP.)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — CONVERTIBLE BOND PAYABLE – RELATED PARTY (Continued)

The conversion /adjustment features had an estimated fair value of $1,003,557 using the Black-Scholes pricing Model using the assumptions below and bifurcated and properly classified as derivative instruments required to be recorded at fair value (Note 7). The proceeds from the bond have been allocate to the note and conversion / adjustment feature of the convertible bond and recorded at a discount which was amortized to interest expense through conversion. During the years ended December 31, 2013 and 2012, the Company recorded interest expense of $502,465 and $461,279, respectively, for the accretion of the discount on the note.

On December 16, 2013, the $1,500,000 convertible bond, accrued interest of $179,612 and the $673,736 derivative liability were converted into 174,578 shares of DanDrit Biotech A/S common stock. Such shares of common stock were exchanged for 261,665 shares of common stock of the Parent upon the closing of the Share Exchange.

The assumptions used to determine the initial fair value of the conversion feature of the convertible bond were expected volatility of 65%, expected life of two years to eleven months, risk – free interest rates of .41%, and no dividend yield.

NOTE 7 – DERIVATIVE LIABILITIES

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as debt financing arrangements with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. These instruments are required to be carried as derivative liabilities, at fair value.

The fair value of the shares to be issued upon conversion of the bond was recorded as a derivative liability, with the change in the fair value recorded as a gain or loss in the accompanying statement of operations.  During the three months March 31, 2014 and 2013 the Company recorded a gain of $0 and $51,456 respectively. On December 16, 2013, the $1,500,000 convertible bond, accrued interest of $179,612 and the $673,736 derivative liability were converted into 174,578 shares of DanDrit Biotech A/S common stock or 261,665 shares of common stock of the Parent upon the closing of the Share Exchange.

DANDRIT BIOTECH USA, INC.
(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 8 — LEASES

Operating Leases — The Company leases laboratory and production space under operating lease agreements which can be cancelled with 3 month notice.  The lease calls for monthly payments of DKK 6,000 (approximately $1,107 at March 31, 2014).

Lease expense charged to operations was $7,255 and $31,775, for the three months ended March 31, 2014 and 2013, respectively.

On March 27, 2014 the Company entered into an operating lease agreement for office space from a related party. The Lease calls for monthly payments of DKK 10,000 (approximately$1,844), increasing to DKK 20,000 (approximately $3,689) on July 1, 2014. The lease can be terminated by either the Company or the landlord by giving the other 3 months notice.

NOTE 9 — INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes; which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carry forwards. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.

As of March 31, 2014 the Company had net operating loss carry-forwards of approximately $10,200,000 for Danish tax purposes which do not expire and Company had net operating loss carry-forwards of approximately $120,000 for U.S. Federal Tax purposes which expire through 2033, a portion of which shall be limited due to the change in control of the Parent.

The Company files U.S. and Danish income tax returns, and they are generally no longer subject to tax examinations for years prior to 2010 and 2007, respectively.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Excess of Tax over book depreciation Fixed assets	$87,578	$87,578
Excess of Tax over book depreciation Patents	114,028	114,028
Net Operating Loss Carry forward	2,254,812	1,642,598
Valuation Allowance	(2,456,418)	(1,844,204)
Total Deferred Tax Asset (Liabilities)	$-	$-

In accordance with prevailing accounting guidance, the Company is required to recognize and disclose any income tax uncertainties.  The guidance provides a two-step approach to recognize and disclose any income tax uncertainties.  The guidance provides a two-step approach to recognizing and measuring tax benefits and liabilities when realization of the tax position is uncertain.  The first step is to determine whether the tax position meet the more-likely-than-not condition for recognition and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%.  The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which can be difficult to determine and can only be estimated. Management estimates that it is more likely than not that the Company will not generate adequate net profits to use the deferred tax assets; and consequently, a valuation allowance was recorded for all deferred tax assets.

DANDRIT BIOTECH USA INC
(FORMERLY PUTNAM HILLS CORP.)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INCOME TAXES (Continued)

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows at March 31 , 2014 and 2013:

	March 31, 2014	March 31, 2013
Computed Tax at Expected Statutory Rate	$(144,858)	$(135,684)
Non-US Income Taxed at Different Rates	44,858	38,059
Non-Deductable expenses	-	27,850
Valuation allowance	100,000	69,775
Income Tax Expense	$-	$-

The components of income tax expense (benefit) from continuing operations for the three months ended March 31, 2014 and 2013 consisted of the following

Current Tax Expense	2013	2012
Danish Income Tax	$-	$-
Total Current Tax Expense	-	-
Deferred Income Tax Expense (Benefit)
Excess of Tax over Book Depreciation Fixed Assets	-	-
Excess of Tax over Book Depreciation Patents	-	-
Net Operating Loss Carry forwards	(100,000)	(69,775)
Change in the Valuation allowance	100,0000	69,775
Total Deferred Tax Expense	$-	$-

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 10 — LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the 3 month period ended March 31, 2014, and 2013:

	For the 3 Months Ended March 31,
	2014	2013
Net (Loss)	(426,054)	(399,072)
Weighted average number of common shares used in basic earnings per share	6,880,278	5,133,096
Effect of dilutive securities, stock options and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	6,880,278	5,133,096

For the three months ended March 31, 2014, the Company had no common stock equivalents.  For the three months ended March 31, 2013, the Company had a convertible bond wherein the holder could convert the bond and underlying accrued interest into a minimum of  234,683 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

DANDRIT BIOTECH USA, INC.
(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY

Common Stock — The Company has 100,000,000 authorized shares of Common stock $0.0001.  As of March 31, 2014 there were 7,854,948 shares issued and outstanding.

Share Exchange Agreement – On February 12, 2014, the Company signed and closed the transactions contemplated by a Share Exchange Agreement (the "Share Exchange Agreement"), by and among the Company, Dandrit Biotech A/S and N.E. Nielsen, as the representative of the shareholders of DanDrit Biotech A/S, pursuant to which the holders of 3,879,624 common shares (approximately 97%) of the issued and outstanding capital stock of DanDrit Biotech A/S (the “DanDrit Consenting Holders”) agreed to exchange all of the issued and outstanding capital stock of DanDrit Biotech A/S for up to 6,000,000 shares of DanDrit USA (the “Share Exchange”) and as a result of which DanDrit USA, Inc. would become the parent of DanDrit Biotech A/S. Simultaneous with the closing of the Share Exchange, DanDrit USA, Inc.’s majority shareholder cancelled 4,400,000 shares of common stock. In connection with the proposed Share Exchange, 1,400,000 and 40,000 common shares of DanDrit USA were issued for consulting and legal services valued at $5 per share or $7,000,000 and $200,000, respectively.

On December 16, 2013, DanDrit Biotech A/S issued 174,578 shares of its common stock which were exchanged for 261,665 shares of common stock of the Parent upon the closing of the Share Exchange in payment of a $1,500,000 convertible bond, $179,612 of accrued interest and the remaining $673,736 of derivative liability associated with the conversion feature of the bond.

On December 16, 2013, DanDrit Biotech A/S issued 96,288 shares of its common stock which were exchanged for 144,321 shares of common stock of the Parent upon the closing of the Share Exchange in payment of $926,386 of notes payable and related accrued interest payable to DKTI.

On December 16, 2013, DanDrit Biotech A/S issued 184,051 shares of its common stock which were exchanged for 275,863 shares of common stock of the Parent upon the closing of the Share Exchange in payment of $1,770,757 of notes payable and related accrued interest payable to Sune Olsen Holdings ApS and Advance Biotech Invest AS.

Voting- Holders of the Company’s common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

Dividends- Holders of the Company’s common stock are entitled to receive ratably such dividends as our Board of Directors from time to time may declare out of funds legally available.

Liquidation Rights- In the event of any liquidation, dissolution or winding-up of affairs of the Company, after payment of all of our debts and liabilities, the holders of the Company’s common stock will be entitled to share ratably in the distribution of any of our remaining assets.

Other Matters- Holders of DanDrit Biotech A/S common stock have no conversion, preemptive or other subscription rights, and there are no redemption rights or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock on the date of this report are validly issued, fully paid and non-assessable.

DANDRIT BIOTECH USA INC
(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Patient Name Use Program - On December 16, 2013, DanDrit Biotech A/S entered into an agreement with MyTomorrows (MT), a Dutch company, regarding a Patient Name Use Program (PNU) for the Company’s MelCancerVac (MCV).  This program will allow DanDrit Biotech A/S to sell MCV for a year of treatment (10 vaccines) to cancer patients through MT.  MT offers a worldwide online platform providing access to non-registered medicines for patients with life threatening diseases. MT is a turnkey solution and will be in charge of regulatory, recruitment, logistics, and pharmacovigilance.   The Company will pay MT a royalty on a country to country basis for 20 years on MCV sales sold under the agreement. Either party may terminate the agreement with 180 day written notice.

Food and Drug Administration (FDA) - The FDA has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which they will be manufactured. Any new bioproduct intended for use in humans is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA approval for the use of new bioproducts (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, the Company’s cell systems used for the production of therapeutic or biotherapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended.

Product liability -The contract production services for therapeutic products offered exposes an inherent risk of liability as biotherapeutic substances manufactured, at the request and to the specifications of customers, could foreseeably cause adverse effects. The Company seeks to obtain agreements from contract production customers indemnifying and defending the Company from any potential liability arising from such risk. There can be no assurance, however, that the Company will be successful in obtaining such agreements in the future or that such indemnification agreements will adequately protect the Company against potential claims relating to such contract production services. The Company may also be exposed to potential product liability claims by users of its products. A successful partial or completely uninsured claim against the Company could have a material adverse effect on the Company’s operations.

Employment Agreements -The Company and its Subsidiary have employment agreements with officers of the Company.

Contingencies - The Company is from time to time involved in routine legal and administrative proceedings and claims of various types.  While any proceedings or claim contains an element of uncertainty, management does not expect a material impact on our results of operations or financial position.

During 2013, the Danish law firm Horten made a claim of DKK 184,144 ($33,421), including accrued interest, against DanDrit Biotech A/S related to services performed for a former shareholder who was selling his shares.  DanDrit Biotech A/S did not engage Horten nor did the Company request the services of Horten.  Horten submitted the invoices only after Horten went into bankruptcy. Management intends to vigorously defend against any claims made by Horton.

NOTE 13 — DISPOSITION

On December 16, 2013, DanDrit Biotech A/S sold its dormant Singapore subsidiary, DanDrit Corporation PTE, LTD, for $1 and the accompanying financial statements of the Company include the $1 proceeds and gain on sale of the former subsidiary.

NOTE 14 — SUBSEQUENT EVENT

On April 29, 2014, the terms of the loan with Paseco ApS were amended to provide that the Company may extend the term of the loan for 1 year by giving Paseco written notice by December 31, 2014.  Per the terms of the amendment, should the Company extend the notes, the interest rate will increase to 7.00% per annum.

DanDrit Biotech A/S received a loan commitment on May 2, 2014 for 2,000,000 DKK ($36,868) from Paseco ApS, an entity owned by a shareholder of the Company, payable by February 1, 2015.  The Company has an option to extend the loan for one year by giving notice to Paseco by December 31, 2014 whereby the interest rate would increase to 7.00% per annum.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of DanDrit Biotech USA, Inc. (formerly Putnam Hills Corp.) (“we”, “DanDrit USA”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in Delaware on January 18, 2011 under the name “Putnam Hills Corp.” as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2011.

We are a biopharmaceutical company developing and commercializing targeted oncology vaccines that address major medical needs to advance cancer care.  We are developing a polytopic (mainly MAGE-A family) dendritic cell vaccine cancer immunotherapy, which address patient populations of cancer survivors to prevent recurrence. Our lead product candidate, MCV, is a dendritic cell vaccine that could strengthen the immune response in colorectal cancer patients.

On February 12, 2014, the Company signed and consummated the transactions contemplated by a Share Exchange Agreement (the "Share Exchange Agreement"), by and among the Company, DanDrit Biotech A/S (“DanDrit Biotech A/S”) and N.E. Nielsen, as the representative of the shareholders of DanDrit Denmark, pursuant to which the holders of approximately 97% of the issued and outstanding capital stock of DanDrit Denmark (the “DanDrit Consenting Holders”) agreed to exchange an aggregate of 3,879,624 equity interests of DanDrit Denmark for 5,814,945 shares of DanDrit USA (the “Share Exchange”) and as a result of which Putnam would become the parent of DanDrit Denmark. In accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, DanDrit Denmark shareholders who have not consented to the Share Exchange (the “Non-Consenting Shareholders”) and therefore have not exchanged such DanDrit Denmark shareholder’s equity interests in DanDrit Denmark for shares of DanDrit USA, will be entitled to receive the number of shares of common stock of DanDrit USA that each such DanDrit Denmark shareholder would have been entitled to receive if such DanDrit Denmark shareholder had consented to the Share Exchange, up to an aggregate of an additional 185,053 shares of common stock of DanDrit USA.  Any remaining shares of DanDrit USA that have not been issued to the Dandrit Consenting Shareholders at the closing, or to the Non-Consenting Shareholders following the closing, shall be distributed pro rata among the shareholders of DanDrit Denmark that have received shares of DanDrit USA based on the number of shares of DanDrit USA issued to such shares of DanDrit Denmark in connection with the Share Exchange and the Share Exchange Agreement.

Upon the closing of the Share Exchange, DanDrit USA and its majority shareholder immediately prior to the closing cancelled  4,400,000 shares of our common stock.  In addition, following the closing of the Share Exchange, DanDrit Biotech USA, Inc., the wholly owned subsidiary of the Company, merged with and into the Company, thereby changing the Company’s name to “DanDrit Biotech USA, Inc.”

In December 2013, we entered an agreement with MyTomorrows (“MT”), a Dutch company that provides access to non-registered medicines for patients with life threatening diseases, regarding a Patient Name Use Program (PNU) for MCV. This program will allow us to sell MCV for one year of treatment (10 vaccines) to cancer patients through MT.

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

 Liquidity and Capital Resources

As of March 31, 2014 the Company had $478,441 in cash and cash held in escrow  and a deficit of $(2,186,102) as compared to December 31, 2013, when the Company had $96,262 in cash and cash equivalents and a deficit of $(1,684,170). The change in cash is primarily due to the additional financings obtained by the Company’s subsidiary. The decrease in the working capital is primarily related to the acquisition of DanDrit Biotech A/S on February 12, 2014.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net Cash (Used by) Operating Activities	$(437,746)	$(1,123,899)
Net Cash (Used by) Investing Activities	(395,906)	-
Net Cash Provided by Financing Activities	$865,976	$987,911
Loss on Currency Translation	3,354	139,280
Net Increase (Decrease) in Cash and Cash Equivalents	$35,678	$3,292

The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations. The Company has secured an additional funding commitment of $368,868 through February 2015 from a related party.  In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company’s sole source of operations is through its wholly owned Danish subsidiary, DanDrit Biotech A/S (“DanDrit Denmark”). There can be no assurance that DanDrit Denmark will be successful in obtaining US Food and Drug Administration approval of its colorectal vaccine, MCV, nor marketing or producing sufficient revenues from MCV to sustain operations.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to raise capital and revenues associated with its MCV product.

Revenues

Revenues from operations for the three months ended March 31, 2014and March 31, 2013 were $ 0 and $31,558, respectively.The revenues for the three month period ending March 31, 2013 were attributable to the sale of lysate to the Singapore NCC compassionate use program by DanDrit Biotech A/S.

Cost of Goods Sold

Our cost of goods sold was $17,739 and $15,360 during the three months ended March 31, 2014 and 2013.

Expenses

Our operating expense for the three months ended March 31, 2014 totaled $394,367, representing an increase of $197,703, or approximately 101% compared to $196,664 for the three months ended March 31, 2013. The largest contributors to the increase in operating expenses were for fees associated with raising funds through an equity offering.

General and administrative expenses for the three months ended March 31, 2014and 2013 were $326,428 and $175,016, respectively. The differences in expenses are attributable to the Company’s efforts of financing through debt and equity offerings.

Other income (expense) net for the three month period ending March 31, 2014 and March 31, 2013 were $13,948 and $218,606, respectively. Other expense is associated with interest on related party loans, losses on currency transaction and gains on the derivative related to the convertible bond.

Net Loss

Net loss for the three months ended March 31, 2014 was $(426,054) comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses, compared to a net loss of $(399,072) for the three months ended March 31, 2013 comprised of general and administrative expenses and interest expense, representing an increase of $26,982, or 7%. Net (loss)  for the three month period ending March 31, 2014 and March 31, 2013 attributed to common stockholders was $(426,054) and $(399,072), respectively, or $(0.06) and $(0.08) per share, respectively. In 2014, the losses increased due to the Company’s efforts to secure financings through debt and equity offerings.

Cash Flows

Cash used by operating activities for the three months ended March 31, 2014 was $437,746, representing an decrease of $686,153, or approximately 61% compared to cash loss from operating activities of $1,123,899for the three months ended March 31, 2013. The net cash used by operating activities was primarily due to fund raising efforts of the Company and that from the operations of DanDrit Biotech A/S.

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

Emerging Growth Company

As an “emerging growth company” under the JOBS Act, the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Significant Accounting Policies and Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are not choosing to “opt out” of this provision. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. As a result of our election, not to “opt out” of Section 107, DanDrit’s financial statements may not be comparable to companies that comply with public company effective dates.

For a full explanation of our accounting policies, see Note 1 to the financial statements.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Service Issuances

On February 11, 2014 the Company issued a total of 40,000 shares of its common stock to its legal counsel in consideration for legal services rendered (the “S-1”).

On February 11, 2014 the Company entered into that certain Consulting Agreement with Paseco ApS, an entity owned by a shareholder of the Company (the “Consultant”), whereby the Company agreed to issue the Consultant or its designees 1,400,000 shares of the Company’s Common Stock in consideration of advisory and consulting services provided by the Consultant in connection with the Share Exchange and the filing of the S-1.

Share Exchange

On February 12, 2014, the Company agreed to issue up to an aggregate of 6,000,000 shares of common stock to the shareholders of DanDrit Denmark in connection with the transactions contemplated by the Share Exchange.  Upon the closing of the Share Exchange the Company issued an aggregate of 5,814,945 shares of common stock to the shareholders of DanDrit Denmark in exchange for 3,879,624 shares of Dandrit Denmark representing approximately 97% of the outstanding equity interests of DanDrit Denmark.  In accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, DanDrit Denmark shareholders who have not consented to the Share Exchange (the “Non-Consenting Shareholders”) and therefore have not exchanged such DanDrit Denmark shareholder’s equity interests in DanDrit Denmark for shares of common stock of the Company, will be entitled to receive the number of shares of common stock of the Company that each such DanDrit Denmark shareholder would have been entitled to receive if such DanDrit Denmark shareholder had consented to the Share Exchange, up to an aggregate of an additional 185,053 shares of common stock of the Company.  Any remaining shares of DanDrit USA that were not issued to the Dandrit Consenting Shareholders at the closing, or to the Non-Consenting Shareholders following the closing, shall be distributed pro rata among the shareholders of DanDrit Denmark that have received shares of common stock of the Company based on the number of shares of the Company issued to such shareholder in connection with the Share Exchange and the Share Exchange Agreement.

The above issuances of securities were issued in connection with the exemption from registration provided by pursuant to Section 4(a)(2) and/or Regulation S as promulgated under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

DandDrit Biotech A/S received loans on February 15, 2014 and March 18, 2014, for DKK 2,500,000 ($461,877) and DKK 2,300,000 ($424,927), respectively, from Paseco ApS, an entity owned by a shareholder of DanDrit Biotech USA, Inc.  The loans are payable on February 1, 2015, and accrue interest at 5% per annum.  On April 29, 2014, the terms of the loans were amended to provide that the Company may extend the term of the loan for 1 year by giving Paseco written notice by December 31, 2014.  Per the terms of the amendment, should the Company extend the notes, the interest rate will increase to 7.00% per annum.

DanDrit Biotech A/S received a loan commitment on May 2, 2014 for 2,000,000 DKK ($36,868) from Paseco ApS, an entity owned by a shareholder of the DanDrit Biotech USA, Inc., payable by February 1, 2015.  If we elect to receive the committed funds, the Company has an option to extend the loan for one year by giving notice to Paseco by December 31, 2014 whereby the interest rate would increase to 7.00% per annum.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Share Exchange Agreement dated February 12, 2014. (1)

2.2	Share Cancellation Agreement dated February 12, 2014. (1)

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 18, 2011.(1)

3.2	By-laws.(2)

3.3	Articles of Association of DanDrit Denmark, as amended, dated February 26, 2004. (1)

3.4	Certificate of Ownership and Merger, dated February 12, 2014. (1)

10.1	Debt Instrument by and between DanDrit Denmark and Sune Olsen Holding ApS dated January 17, 2014. (1)

10.2	Consultancy Agreement by and between DanDrit Denmark and Dina Rosenberg dated February 4, 2014.(1)

10.3	Consulting Agreement by and between DanDrit Denmark and Paseco ApS dated February 11, 2014.(1)

10.4	Loan Agreement by and between DanDrit Denmark and Paseco ApS dated March 21, 2014.(1)

10.5	Lease Agreement by and between Paseco ApS and DanDrit Denmark dated March 27, 2014.(1)

10.6	Loan Agreement by and between DanDrit Denmark and Paseco ApS dated April 29, 2014.*

10.7	Letter of Support of Paseco ApS related to committed 2M DKK in additional financing, dated May 2, 2014.*

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed as an exhibit to the Company’s Form S-1 filed with the SEC on February 14, 2014 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DanDrit Biotech USA, Inc. (formerly Putnam Hills Corp.)

Dated: May 14, 2014	By:	/s/ Eric J. Leire
Eric J. Leire
Chief Executive Officer, President and Director Principal Executive Officer

Dated: May 14, 2014	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chief Financial Officer, Treasurer and Secretary and Director Principal Financial and Accounting Officer