Form 10-Q
period 2014-06-30
DanDrit Biotech USA, Inc.
filed 2014-08-14
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54478

DanDrit Biotech USA, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2559340
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

DanDrit Biotech A/S

Fruebjergvej 3 Box 62

2100 Copenhagen, Denmark

(Address of principal executive offices)

+45 39179840

(Registrant’s telephone number, including area code)

P.O. Box 189

Randolph, VT 05060

+1 (646) 460 4077

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Putnam Hills Corp. c/o Samir Masri CPA Firm P.C., 175 Great Neck Road, Suite 403, Great Neck, NY 11021, (516)466-6257

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,040,000 shares of common stock, par value $.0001 per share (including 185,053 shares of common stock reserved for issuance to the Non-Consenting Shareholders (as defined below) and deemed issued and outstanding for accounting purposes), outstanding as of August 14, 2014.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited):	1

	Consolidated Balance Sheet as of June 30, 2014 (Unaudited) and December 31, 2013	2

	Consolidated Statement of Operations and Changes in Accumulated Deficit (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013 and Years Ended December 31, 2013 and 2012	3

	Consolidated Statement of Comprehensive Loss (Unaudited) for the Three and Six Months Ended June 30, 2014 and 2013 and Years Ended December 31, 2013 and 2012	4

	Consolidated Statement of Changes in Stockholder's Deficiency for the Six Months Ended June 30, 2014 (Unaudited) and Years Ended December 31, 2013 and 2012	5

	Consolidated Statement of Cash Flows (Unaudited) for the Six Months Ended June 30, 2014 and 2013 and Years Ended December 31, 2013 and 2012	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

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

The results for the period ended June 30, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 8-K/A filed with the Securities and Exchange Commission on March 31, 2014.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 30,	December 31,	December 31,
	2014	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$181,024	$18,794	4,381
Cash held in escrow	147,108	77,468	-
Other Receivables	85,326	25,456	81,802
Prepaid Expenses	9,252	19,774	19,747
Total Current Assets	422,710	141,492	105,930

PROPERTY AND EQUIPMENT, Net accumulated Depreciation	0	-	2,706

OTHER ASSETS
Definite Life Intangible Assets	220,498	231,615	239,658
Deferred Stock Offering Costs	67,000	67,000	-
Deposits	8,075	10,360	14,570
Total Other Assets	295,573	308,975	254,228
TOTAL ASSETS	$718,283	$450,467	362,864

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:

Notes Payable -Related Party, Current Portion	$1,716,578	$728,001	106,349
Accounts Payable	668,866	548,501	551,175
Accrued Expenses	963,669	858,135	1,429,098
Total Current Liabilities	3,349,113	2,134,637	2,086,622

LONG TERM LIABILITIES
Notes Payable, Related Parties Less Current Portion	-	-	795,785
Bonds Payable – Related Parties, net of $0, $0 and $502,465 discount	-	-	997,535
Derivative Liability	-	-	850,753
Total Long Term Liabilities	-	-	2,644,073
Total Liabilities	3,349,113	2,134,637	4,730,695

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized, 8,040,000, 6,000,000 and 5,318,151 issued and outstanding at June 30, 2014 and December 31, 2013 and 2012, respectively	804	600	532
Additional paid-in capital	17,788,110	17,867,546	12,817,122
Accumulated Deficit	(20,403,635)	(19,521,126)	(17,373,765)
Other Comprehensive Income, net	(16,109)	(31,190)	188,280
Total Stockholder’s (Deficit)	(2,630,830)	(1,684,170)	(4,367,831)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$718,283	450,467	362,864

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the 3 Months Ended		For the 6 Months Ended		For the Year Ended
	June 30,		June 30,		December 31,
	2014	2013	2014	2013	2013	2012
Revenues	$-	$-	$-	$31,558	32,768	62,806

Cost of Goods Sold	64,266	36,928	82,005	52,288	109,299	64,385

Gross (Loss)	(64,266)	(36,928)	(82,005)	(20,730)	(76,531)	(1,579)

Operating Expenses
General and Administrative Expenses	421,077	138,801	747,505	313,817	1,233,683	1,036,005
Depreciation and Amortization	2,962	10,224	9,756	18,824	38,297	56,600
Consulting Expenses	79,797	56,856	140,942	69,904	390,437	829,845
Total Operating Expense	503,836	205,881	898,203	402,545	1,662,417	1,922,450

(LOSS) FROM OPERATIONS	(568,102)	(242,809)	(980,208)	(423,275)	(1,738,948)	(1,924,029)

Other Income (Expense)
Interest (expense)	(34,762)	(165,499)	(35,764)	(325,421)	(652,703)	(704,911)
Gain (loss) on Currency Transactions	218	18,541	218	(81,786)	19,541	32,841
Gain on forgiveness of debt	-	-	-	-	49,016	-
Gain on Derivative Liability	-	45,823	-	87,466	175,732	153,430
Gain on Sale of Assets	-	-	-	-	1	15,020
Interest Income	197	-	248	-	-	-
Total Other Income (Expense)	(34,347)	(101,135)	(35,298)	(319,741)	(408,413)	(503,620)

(Loss) Before Income Taxes	(602,449)	(343,944)	(1,015,506)	(743,016)	(2,147,361)	(2,427,649)

Income Tax Expense (Benefit)	(132,997)	-	(132,997)	-	-	-

NET (LOSS)	$(469,452)	$(343,944)	$(882,509)	$(743,016)	(2,147,361)	(2,427,649)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	(0.06)	$(0.12)	(0.14)	(0.40)	(0.46)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,040,000	5,318,151	7,555,359	5,318,151	5,332,721	5,318,151

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

STATEMENTS OF OTHER COMPREHENSIVE LOSS

(Unaudited)

	(Unaudited)		(Unaudited)
	For the Three Months		For the Six Months		For the Years Ended
	Ended June 30		Ended June 30		31-Dec
	2014	2013	2014	2013	2013	2012

Net Loss	(469,452)	(343,944)	(882,509)	(743,016)	$(2,147,361)	$(2,427,649)
Currency Translation, Net of Taxes	11,727	198,396	15,081	(59,344)	(219,470)	85,702

Other Comprehensive Loss	(457,725)	$(145,548)	$(867,428)	$(683,672)	$(2,366,831)	$(2,341,947)

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY

(Unaudited)

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income
BALANCE, December 31, 2011	-	-	5,318,151	532	$12,817,122	$(14,946,116)	273,981

Equity Adjustment for Foreign Currency Translation	-	-	-	-	-	-	(85,701)

Net Loss for the Year Ended December 31, 2012	-	-	-	-	-	(2,427,649)

BALANCE, December 31, 2012	-	$-		532	$12,817,122	$(17,373,765)	$188,280

Common shares issued upon conversion of bond payable - related party and derivative liability at $9.00 per shares, December 2013	-	-	261,665	26	2,353,322	-	-

Common shares issued in payment of notes payable - related party at $6.42 per shares, December 2013	-	-	144,321	14	926,372	-	-

Common shares issued in payment of notes payable - related party at $6.42 per shares, December 2013	-	-	275,863	28	1,770,730	-	-

Equity Adjustment for Foreign Currency Translation	-	-	-	-	-	-	(219,470)

Net Loss for the Year Ended December 31, 2013	-	-	-	-	-	(2,147,361)	-

BALANCE, December 31, 2013	-	-	6,000,000	600	$17,867,546	$(19,521,126)	$(31,190)

To record the recapitalization of Subsidiary in connection with the February 12, 2014 Share Exchange Agreement wherein the DanDrit Biotech USA Inc. (“Parent”) issued 6,000,000 common shares to acquire a 100% interest in DanDrit Biotech A/S (“Subsidiary”) DanDrit Biotech USA Inc., (Formerly Putnam Hills Corp),	-	-	2,040,000	204	(79,436)	-	-

Equity Adjustment for Foreign Currency Translation	-	-	-	-	-	-	15,081

Net Loss for the Six Months Ended June 30, 2014	-	-	-	-	-	(882,509)	-

BALANCE, June 30, 2014	-	-	8,040,000	804	$17,788,110	$(20,403,635)	$(16,109)

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Unaudited)	(Unaudited)
	For The	For The
	Six Months	Six Months	For the	For the
	Ended	Ended	Year Ended	Year Ended
	June 30,	June 30,	December 31,	December 31,
	2014	2013	2013	2012

NET (LOSS)	(882,509)	$(743,016)	(2,147,361)	$(2,427,649)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	11,117	21,741	38,297	56,600
(Gain)/Loss on sale of equipment	-	-	-	(15,020)
(Gain)/Loss on sale of subsidiary	-	-	(1)	-
Accretion of Discount on Bond Payable	-	258,011	502,465	461,279
(Gain)/Loss on Derivative Liability	-	(87,466)	(175,732)	(142,579)
CHANGES IN ASSETS AND LIABILITIES:
(Increase)Decrease in Other Receivables	-59,870	49,409	56,346	(17,705)
(Increase)Decrease in Prepaid Expenses/Deposits	12,807	(10,697)	4,183	(8,943)
Increase(Decrease) in Accounts Payable	120,365	(34,851)	(2,674)	450,924
Increase(Decrease) in Accrued Expenses	156,114	(756,926)	(406,151)	710,080

Total Adjustments	240,533	(560,779)	16,733	1,494,636

NET CASH USED IN OPERATING ACTIVITIES	(641,976)	(1,303,795)	(2,130,628)	(933,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary	-	-	1	-
Proceeds from sale of equipment	-	-	-	15,020
Net (Increase) in Cash held in Escrow	(69,640)	-	(77,468)	-
Purchase of Intangible Assets	-	-	(27,548)	(99,663)

NET CASH USED BY INVESTING ACTIVITIES	(69,640)	-	(105,015)	(84,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable – Related Party	858,765	1,272,329	2,754,662	856,754
Payment of Stock Offering Costs	-	-	(67,000)	-
Payments on Notes Payable – Related Party	-	-	(218,136)	-

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	858,765	1,272,329	2,469,526	856,754

Gain (Loss) on Currency Translation	15,081	59,344	(219,470)	(85,701)

NET INCREASE (DECREASE) IN CASH	162,230	27,878	14,413	(246,603)

CASH, BEGINNING OF PERIOD	18,794	4,381	4,381	250,984

CASH, END OF PERIOD	$181,024	$32,258	$18,794	$4,381
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	-	-	$12,632	-
Income Taxes	-	-	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accretion of Discount on Bond Payable	$-	$258,011	$502,465	$461,279
Change in Fair Market Value of Derivative Liability	$-	$(87,466)	(175,732)	$142,579)

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

 Reverse Acquisition  - On February 12, 2014, pursuant to the Share Exchange Agreement (the "Share Exchange Agreement"), DanDrit USA completed the acquisition of approximately 100% of the issued and outstanding capital stock  of  DanDrit Denmark (the “Share Exchange”) and as a result became DanDrit Denmark’s parent company (the “Parent”). Prior to the Share Exchange there were 5,000,000 shares of the common stock, par value $.0001 per share (the “Common Stock”) of Parent outstanding. Parent and an existing shareholder agreed to cancel 4,400,000 shares of its Common Stock and issued 1,440,000 shares of Common Stock for legal and consulting services related to the Share Exchange and a future public offering. At the time of the Share Exchange the outstanding shares of common stock of DanDrit Denmark were exchanged for 1.498842 shares of Parent’s Common Stock, for a total of 6,000,000 shares, resulting in 8,040,000 shares of Parent Common Stock being outstanding immediately following the Share Exchange, including 185,053 shares of Common Stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the DanDrit Denmark shareholders who have not consented to the Share Exchange (the “Non-Consenting Shareholders”), deemed issued and outstanding for accounting purposes.

Consolidation  - For the three and six months ended June 30, 2014 and 2013, the consolidated financial statements include the accounts and operations of the DanDrit Denmark, and the accounts and operations of DanDrit USA. All material inter-company transactions and accounts have been eliminated in the consolidation.

On December 16, 2013, DanDrit Denmark sold, for $1.00, its wholly-owned dormant subsidiary DanDrit Corporation PTE. LTD.  a Singapore limited liability company incorporated on July 1, 2008. As this Singapore entity was a dormant subsidiary the financial statements include the $1 proceeds and gain on sale of the former subsidiary.

Functional Currency / Foreign currency translation — The functional currency of DanDrit USA is the U.S. Dollar.  The functional currency of DanDrit Denmark is the Danish Kroner (“DKK”).  The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the years 2013 and 2012 and the period ending June 30, 2014 and 2013. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no balances held in financial institution in the United States in excess of federally insured amounts at June 30, 2014, December 31, 2013 and 2012.

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

Research and Development Cost — The Company expenses research and development costs for the development of new products as incurred and is included in operating expense. There was no research and development costs for the three and six month periods ended June 30, 2014 and 2013 and years ended December 31, 2013 and 2012.

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

Reclassification - The financial statements for the period ended June 30, 2013 have been reclassified to conform to the headings and classifications used in the June 30, 2014 financial statements.

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

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	Useful Life	June 30, 2014	December 31, 2013
Lab equipment and instruments	4-6	$200,740	$194,143
Computer equipment	4-6	68,753	66,493
		269,493	260,636
Less Accumulated Depreciation		(269,493)	(260,636)
Net Property and Equipment		$-	$-

Depreciation expense amounted to $0, $858, and $0 and $1,646 for the three and six month period ended June 30, 2014 and 2013, respectively. The Company’s property and equipment is held as collateral on the notes payable related party. During the first quarter of 2014, the Company capitalized $41,498 in website development costs which were written off during the second quarter of 2014.

NOTE 4 — DEFINITE-LIFE INTANGIBLE ASSETS

At June 30, 2014 and December 31, 2013, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products and processes of $220,498 and $231,615, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three and six months ended June 30, 2014 and 2013 was $2,962, $13,742,$9,756 and $21,554, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,
2014	$9,866
2015	19,571
2016	19,571
2017	19,624
2018	19,571
Thereafter	132,295
$220,498

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consists of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	Dec. 31, 2013
5% Note Payable Paseco ApS	$894,686	$-
Non-Interest Bearing Loan Payable Sunrise Financial Group Inc.	38,235	-
Note Payable ML Group	21,426	21,557
6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC	42,540	-
5% Note Payable - Sune Olsen Holding ApS	531,166	521,390
5% Note Payable - Sune Olsen	188,525	185,054
Total Notes Payable – Related Party	1,716,578	728,001
Less Current Maturities	(1,716,578)	(728,001)
Note Payables – Related Party Long Term	$-	$-

The following represents the future maturities of long-term debt as of June 30, 2014:

Year ending December 31,
2014	-
2015	1,716,578
2016	-
2017	-
2018	-
Thereafter	-
1,716,578

On February 15, 2014 and March 18, 2014, the Company received DKK 2,500,000 ($461,084) and DKK 2,300,000 ($424,198) loans, respectively, from Paseco ApS, an entity owned by a shareholder of DanDrit USA (“Paseco”).  The loans are payable 14 days after the completion of the contemplated public offering in DanDrit USA or February 1, 2015, and accrue interest at 5% per annum. On April 29, 2014, DanDrit Denmark and Paseco entered into an amendment whereby the terms of the 2014 loans are payable on February 1, 2015 and can be extended at the Company’s option for an additional year with an increase in the interest rate to 7.00%.  As of June 30, 2014, the outstanding balance on the loan including accrued interest is $894,686. During the three and six months ended June 30, 2014 the Company record related party interest on the note of DKK 59,836 ($11,021) and DKK 72,370 ($13,330).

DanDrit Denmark has received an unsecured loan facility from Sune Olsen Holding ApS, an entity owned by a shareholder, with a goal of ensuring financing until new equity has been brought in. Under the loan facility DanDrit Denmark has received the following amounts: On November 11, 2013 DKK 1,500,000 ($275,437), on November 20, 2013 DKK 405,000 ($74,368), and on December 2, 2013 DKK 900,000 ($165,262). The loans are due May 1, 2014 and accrue interest at 5% per year or DKK 87,679 ($16,099) at June 30, 2014.  During March 2014, the Company extended maturity date of the loans with Sune Olsen Holdings ApS from May 1, 2014 to 14 days after the completion of the contemplated stock offering of DanDrit USA or February 1, 2015.

DanDrit Denmark has received an unsecured loan from Sune Olsen, a shareholder of the Company, with a goal of ensuring financing until new equity has been brought in. The loan in the amount of DKK 1,000,000 ($183,625) was issued on December 20, 2013. The loan is due May 1, 2014 and accrues interest of 5% per year 26,686 ($4,900) at June 30, 2014, 2014. During March 2014, the Company extended maturity date of the DKK 1,000,000 loans with Sune Olsen from May 1, 2014 to 14 days after the completion of the contemplated stock offering of DanDrit USA or February 1, 2015.

During March 2014, the Company received a 2,000,000 DKK letter of support from Paseco to ensure continued operations until February 1, 2015. The Company has an option to extend the loan for one year by giving notice to Paseco by December 31, 2014 whereby the interest rate would increase to 7.00% per annum.

During 2012, DKTI A/S, a shareholder of the Company, which is controlled by officers and directors of the Company, agreed to loan the Company up to DKK 5,000,000 (approximately $880,000) accruing interest at 6%.  The loan is secured by all the Company’s intellectual property rights, including its patents and its patent applications credit facility.  During the year ended December 31, 2012 the Company borrowed DKK 4,431,862 ($783,139) plus DKK 71,563 ($12,646) in interest.  During the year ended December 31, 2013, the Company borrowed an additional DKK 310,000 (approximately $55,000) on the loan and accrued interest of DKK 230,377 (approximately $42,000). The notes with related accrued interest were converted into 96,288 common shares of DanDrit Denmark on December 16, 2013 which were exchanged for 144,321 shares of common stock of the Parent upon the closing of the Share Exchange.

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

On April 14, 2013, Sune Olsen Holding APS, an entity owned  by a shareholder of the Company assumed DKK 4,375,932 (approximately$773,000) in  liabilities owed by the company for past due rent from a vendor in exchange for a note payable. The note accrued interest at 5% and is payable on demand. On December 31, 2013, the note with related interest of DKK 139,670 ($25,349), was converted into 86,204 shares of DanDrit Denmark.  Such shares of common stock were exchanged for 129,206 shares of common stock of the Parent upon the closing of the Share Exchange.

On July 26, 2013 and August 15, 2013, Sune Olsen Holding APS, an entity owned  by a shareholder of the Company, loaned the Company an additional DKK 1,000,000 ($177,239) and DKK 750,000 ($133,343), respectively.  The notes accrue interest at 5% and are payable upon three month written notice of the shareholder. The notes with related accrued interest of DKK 15,575 ($2,827) were converted into 33,705 shares of DanDrit Denmark common stock on December 16, 2013. Such shares of common stock were exchanged for 50,518 shares of common stock of the Parent upon the closing of the Share Exchange.

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

As of June 30, 2014, the outstanding balance of $38,235 for professional fees paid by a shareholder and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loans payable were acquired in the reverse acquisition. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

A 6% Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange.  As of June 30, 2014, the outstanding balance on the Note, including accrued interest, was $42,540. During the three and six months ended June 30, 2014 the Company record related party interest on the Note of $594, and $1,521.

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

On December 16, 2013, the $1,500,000 convertible bond, accrued interest of $179,612 and the $673,736 derivative liability were converted into 174,578 shares of DanDrit Denmark common stock. Such shares of common stock were exchanged for 261,665 shares of common stock of the Parent upon the closing of the Share Exchange.

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

The fair value of the shares to be issued upon conversion of the bond was recorded as a derivative liability, with the change in the fair value recorded as a gain or loss in the accompanying statement of operations.  During the three and six months June 30, 2013 the Company recorded a gain of $4,180 and $45,823 respectively. On December 16, 2013, the $1,500,000 convertible bond, accrued interest of $179,612 and the $673,736 derivative liability were converted into 174,578 shares of DanDrit Denmark common stock or 261,665 shares of common stock of the Parent upon the closing of the Share Exchange.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LEASES

Operating Leases — The Company leases laboratory and production space under operating lease agreements which can be cancelled with 3 month notice.  The lease calls for monthly payments of DKK 6,000 (approximately $1,096 at June 30, 2014).

Lease expense charged to operations was $10,250 and, $0 for the three months ended June 30, 2014 and 2013, respectively.

On March 27, 2014 the Company entered into an operating lease agreement for office space from a related party. The Lease calls for monthly payments of DKK 10,000 (approximately $1,827), increasing to DKK 20,000 (approximately $3,654) on July 1, 2014. The lease can be terminated by either the Company or the landlord by giving the other 3 months notice.

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

As of June 30, 2014 the Company had net operating loss carry-forwards of approximately $10,200,000 for Danish tax purposes which do not expire and Company had net operating loss carry-forwards of approximately $120,000 for U.S. Federal Tax purposes which expire through 2033, a portion of which shall be limited due to the change in control of the Parent.

The Company files U.S. and Danish income tax returns, and they are generally no longer subject to tax examinations for years prior to 2010 and 2007, respectively.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Excess of Tax over book depreciation Fixed assets	$87,578	$87,578
Excess of Tax over book depreciation Patents	114,028	114,028
Net Operating Loss Carry forward	2,254,812	1,642,598
Valuation Allowance	(2,456,418)	(1,844,204)
Total Deferred Tax Asset (Liabilities)	$-	$-

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

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INCOME TAXES (Continued)

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company’s effective rate is as follows at June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Computed Tax at Expected Statutory Rate	$(144,858)	$(135,684)
Non-US Income Taxed at Different Rates	44,858	38,059
Non-Deductable expenses	-	27,850
Valuation allowance	100,000	69,775
Income Tax Expense	$(132,997)	$-

The components of income tax expense (benefit) from continuing operations for the three months ended June 30, 2014 and 2013 consisted of the following

Current Tax Expense	2013	2012
Danish Income Tax	$-	$-
Total Current Tax Expense	-	-
Deferred Income Tax Expense (Benefit)
Excess of Tax over Book Depreciation Fixed Assets	-	-
Excess of Tax over Book Depreciation Patents	-	-
Net Operating Loss Carry forwards	(100,000)	(69,775)
Change in the Valuation allowance	100,0000	69,775
Total Deferred Tax Expense	$-	$-

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 10 — LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the 3 month period ended June 30, 2014, and 2013:

	For the 3 Months Ended		For the 6 Months Ended		For the Years Ended
	June 30,		June 30,		December 31,
	2014	2013	2014	2013	2013	2012
Net (Loss)	(469,452)	(343,944)	(882,509)	(743,016)	(2,147,361)	(2,427,649)
Weighted average number of common shares used in basic earnings per share	8,040,000	5,318,151	7,555,359	5,318,151	6,000,000	5,318,151
Effect of dilutive securities, stock options and warrants	-	-		-		-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	8,040,000	5,318,151	7,555,359	5,318,151	6,000,000	5,318,151

For the three and six months ended June 30, 2014, and December 31, 2013, the Company had no common stock equivalents. For the six months ended June 30, 2013, and year ended December 31, 2012, the Company had a convertible bond wherein the holder could convert the bond and underlying accrued interest into a minimum of 234,683 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY

Common Stock — The Company has 100,000,000 authorized shares of Common stock $0.0001.  As of June 30, 2014 there were 8,040,000 shares issued and outstanding.

Share Exchange Agreement/Reverse Acquisition - On February 12, 2014, pursuant to the Share Exchange Agreement (the "Share Exchange Agreement"), DanDrit Biotech USA, Inc. completed the acquisition of approximately 100% of the issued and outstanding capital stock of  DanDrit Denmark (the “Share Exchange”) and as a result became DanDrit Denmark’s parent company of (the “Parent”). Prior to the Share Exchange there were 5,000,000 shares of the common stock, par value $.0001 per share (the “Common Stock”) of Parent outstanding,  Parent and an existing shareholder agreed to cancel 4,400,000 shares of its Common Stock and issued 1,440,000 shares of Common Stock for legal and consulting services related to the Share Exchange and a future offering. At the time of the Share Exchange the outstanding shares of the common stock of DanDrit Denmark were exchanged for 1.498842 shares of Parent’s Common Stock, for a total of 6,000,000 shares, resulting in 8,040,000 shares of Parent Common Stock being outstanding immediately following the Share Exchange, including 185,053 shares of Common Stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the Non-Consenting Shareholders, deemed issued and outstanding for accounting purposes.

On December 16, 2013, DanDrit Denmark issued 174,578 shares of its common stock which were exchanged for 261,665 shares of Common Stock of the Parent upon the closing of the Share Exchange in payment of a $1,500,000 convertible bond, $179,612 of accrued interest and the remaining $673,736 of derivative liability associated with the conversion feature of the bond.

On December 16, 2013, DanDrit Denmark issued 96,288 shares of its common stock which were exchanged for 144,321 shares of Common Stock of the Parent upon the closing of the Share Exchange in payment of $926,386 of notes payable and related accrued interest payable to DKTI A/S.

On December 16, 2013, DanDrit Denmark issued 184,051 shares of its common stock which were exchanged for 275,863 shares of Common Stock of the Parent upon the closing of the Share Exchange in payment of $1,770,757 of notes payable and related accrued interest payable to Sune Olsen Holdings ApS and Advance Biotech Invest AS.

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

Other Matters- Holders of DanDrit Denmark common stock have no conversion, preemptive or other subscription rights, and there are no redemption rights or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock on the date of this report are validly issued, fully paid and non-assessable.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Patient Name Use Program - On December 16, 2013, DanDrit Denmark entered into an agreement with a Dutch company (the “MCV Partner”) regarding a Patient Name Use Program (PNU) for the Company’s Mel Cancer Vac (MCV).  This program will allow DanDrit Denmark to sell MCV for a year of treatment (10 vaccines) to cancer patients through the MCV Partner.  The MCV Partner offers a worldwide online platform providing access to non-registered medicines for patients with life threatening diseases. The MCV Partner is a turnkey solution and will be in charge of regulatory, recruitment, logistics, and pharmaco vigilance.   The Company will pay the MCV Partner a royalty on a country to country basis for 20 years on MCV sales sold under the agreement. Either party may terminate the agreement with 180 day written notice.

Food and Drug Administration (FDA) - The FDA has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which they will be manufactured. Any new bio product intended for use in humans is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA approval for the use of new bio products (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, the Company’s cell systems used for the production of therapeutic or bio therapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended.

Product liability -The contract production services for therapeutic products offered exposes an inherent risk of liability as bio therapeutic substances manufactured, at the request and to the specifications of customers, could fore see ably cause adverse effects. The Company seeks to obtain agreements from contract production customers indemnifying and defending the Company from any potential liability arising from such risk. There can be no assurance, however, that the Company will be successful in obtaining such agreements in the future or that such indemnification agreements will adequately protect the Company against potential claims relating to such contract production services. The Company may also be exposed to potential product liability claims by users of its products. A successful partial or completely uninsured claim against the Company could have a material adverse effect on the Company’s operations.

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

During 2013, the Danish law firm Horten made a claim of DKK 184,144 ($33,421), including accrued interest, against DanDrit Denmark related to services performed for a former shareholder who was selling his shares.  DanDrit Denmark did not engage Horten nor did it request the services of Horten.  Horten submitted the invoices only after Horten went into bankruptcy. Management intends to vigorously defend against any claims made by Horton.

NOTE 13 — SUBSEQUENT EVENTS

No subsequent have occurred through the date and time of this report.

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

We are a biopharmaceutical company developing and commercializing targeted oncology vaccines that address major medical needs to advance cancer care.  We are developing a polytopic (mainly MAGE-A family) dendritic cell vaccine cancer immuno therapy, which address patient populations of cancer survivors to prevent recurrence. Our lead product candidate, MCV, is a dendritic cell vaccine that could strengthen the immune response in colorectal cancer patients.

On February 12, 2014, pursuant to the Share Exchange Agreement (the "Share Exchange Agreement"), DanDrit USA completed the acquisition of approximately 100% of the issued and outstanding capital stock  of  DanDrit Denmark(the “Share Exchange”) and as a result became DanDrit Denmark’s parent (the “Parent”). Prior to the Share Exchange there were 5,000,000 shares of the common stock, par value $.0001 per share (the “Common Stock”) of Parent outstanding,  Parent and a shareholder agreed to cancel 4,400,000 shares of its Common Stock and issued 1,440,000 shares of Common Stock for legal and consulting services related to the Share Exchange and a future offering. At the time of the Share Exchange the outstanding shares of the common stock of DanDrit Denmark were exchanged for 1.498842 shares of Parent’s Common Stock, for a total of 6,000,000 shares, resulting in 8,040,000 shares of Parent Common Stock being outstanding immediately following the Share Exchange, including 185,053 shares of Common Stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the Non-Consenting Shareholders, deemed issued and outstanding for accounting purposes.

Following the closing of the Share Exchange, DanDrit Biotech USA, Inc., the wholly owned subsidiary of the Company, merged with and into the Company, thereby changing the Company’s name to “DanDrit Biotech USA, Inc.”

In December 2013, we entered an agreement with a Dutch company that provides access to non-registered medicines for patients with life threatening diseases, regarding a Patient Name Use Program (PNU) for MCV. This program will allow us to sell MCV for one year of treatment (10 vaccines) to cancer patients through the MCV Partner.

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

 Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from our largest shareholders and the issuance of convertible notes, which over time have been converted into shares of our common stock.  On December 16, 2013, DanDrit Denmark issued 681,849 common shares upon the conversion of $5,050,492 in loan and convertible bonds payable and related accrued interest and derivative liabilities.  As of June 30, 2014, we had notes payable to related parties and related accrued interest totaling $1,716,578consisting of (1) a $187,932 loan payable at the rate of 5% per annum and is payable upon the earlier of 14 days following the closing of the offering or February 1, 2015 (“Loan 1”), (2) a $526,689 loan payable at the rate of 5% per annum due upon the earlier of 14 days following the closing of this offering or February 1, 2015 (“Loan 2”), (3) a $888,880 loan payable to an existing shareholder which accrues interest at the rate of 5% per annum and is due February 1, 2015 and can be extended at the Company’s option for an additional year with an increase in the interest rate to 7.00% (“Loan 3”) and (4) $101,700 in other loans payable on demand. On April 29, 2014, Loan 1, Loan 2 and Loan 3 were amended whereby the terms of the 2014 loans are payable on February 1, 2015 and can be extended at the Company’s option for an additional year with an increase in the interest rate to 7.00%. The Company plans to repay Loan 1 from operations. The Company has an additional funding commitment of approximately $368,868 until February 2015 for the Company to draw upon to support operations.  The Company plans to repay Loan 1 following the completion of its currently contemplated offering.

As of June 30, 2014 the Company had $328,132 in cash and cash held in escrow  and a deficit of $(2,630,830) as compared to December 31, 2013, when the Company had $96,262 in cash and cash equivalents and a deficit of $(1,684,170). The change in cash is primarily due to the additional financings obtained by the Company’s subsidiary. The decrease in the working capital is primarily related to the acquisition of DanDrit Denmark on February 12, 2014.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net Cash (Used by) Operating Activities	$(641,976)	$(1,303,796)
Net Cash (Used by) Investing Activities	(69,640)	-
Net Cash Provided by Financing Activities	$858,765	$1,272,329
(Gain) Loss on Currency Translation	15,081	59,344
Net Increase (Decrease) in Cash and Cash Equivalents	$(162,230)	$27,878

The Company is dependent upon the receipt of capital investment or other financing to fund its ongoing operations. The Company has secured an additional funding commitment of DKK 2,000,000 (approximately $367,249) through February 2015 from a related party.  In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

We believe that our cash flow together with currently available funds from our existing lines of credit and other potential sources of funds, such as loans from shareholders, will be sufficient to fund our anticipated working capital needs and capital spending requirements for the next 12 months. The Company projects that revenues and expenses for the next 12 months will be $983,108 and $1,404,187, respectively.  The Company secured financing of $461,877 and $424,927 on February 15, 2014 and March 18, 2014 as amended on April 29, 2014, respectively.  The Company has secured an additional funding commitment until February 2015 of 2,000,000 DKK or approximately $368,868, determined by using the current currency conversion rate.  However, if the additional funding commitment is not funded or if we were to incur any unanticipated expenditures or the positive trend of our operating cash flow does not continue or our shareholders determine not to invest in the Company either in connection with the sale of debt or equity securities, such circumstances could put a substantial burden on our cash resources.

We may also need additional funds for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations.

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

Three and six months ended June 30, 2014 compared to the three and six months ended June 30, 2013

The following table sets forth our revenues, expenses and net income for the three and six months ended June 30, 2014 and 2013. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the 3 Months Ended		For the 6 Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	$-	$-	$-	$31,558

Cost of Goods Sold	64,266	36,928	82,005	52,288

Gross (Loss)	(64,266)	(36,928)	(82,005)	(20,730)

Operating Expenses
General and Administrative Expenses	421,077	138,801	747,505	313,817
Depreciation and Amortization	2,962	10,224	9,756	18,824
Consulting Expenses	79,797	56,856	140,942	69,904
Total Operating Expense	503,836	205,881	898,203	402,545

(LOSS) FROM OPERATIONS	(568,102)	(242,809)	(980,208)	(423,275)

Other Income (Expense)
Interest (expense)	(34,762)	(165,499)	(35,764)	(325,421)
Gain (loss) on Currency Transactions	218	18,541	218	(81,786)
Gain on forgiveness of debt	-	-	-	-
Gain on Derivative Liability	-	45,823	-	87,466
Gain on Sale of Assets	-	-	-	-
Interest Income	197	-	248	-
Total Other Income (Expense)	(34,347)	(101,135)	(35,298)	(319,741)

(Loss) Before Income Taxes	(602,449)	(343,944)	(1,015,506)	(743,016)

Income Tax Expense (Benefit)	(132,997)	-	(132,997)	-

NET (LOSS)	$(469,452)	$(343,944)	$(882,509)	$(743,016)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	(0.06)	$(0.12)	(0.14)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,040,000	5,318,151	7,555,359	5,318,151

Revenues

Revenues from operations for the three months ended June 30, 2014 and June 30, 2013 were $ 0 and $0, and $0 and $31,558 for the six months ended June 30, 2014 and June 30, 2013, respectively. The revenues for the six month period ending June 30, 2013 were attributable to the sale of lysate to the Singapore NCC compassionate use program by DanDrit Denmark.

Cost of Goods Sold

Our cost of goods sold was $64,266 and $36,928 during the three months ended June 30, 2014 and 2013 and $82,005 and $52,288 for the six months ended June 30, 2014 and 2013, respectively, and was primarily associated with the production of Lysate.

Gross Loss

Gross loss for the three months ended June 30, 2014 was $64,266 compared to gross loss of $36,928 for same period in 2013. Gross loss for the six months ended June 30, 2014 was $82,005 compared to gross loss of $20,730 for same period in 2013. The increase in the gross loss was due to lower sales and higher cost of goods sold for the three and six months ended June 30, 2014.

Expenses

Our operating expense for the three months ended June 30, 2014 totaled $503,836, representing an increase of $297,955, or approximately 145% compared to $205,881 for the three months ended June 30, 2013. Our operating expense for the six months ended June 30, 2014 totaled $898,203, representing an increase of $495,658, or approximately 123% compared to $402,545 for the six months ended June 30, 2013. The largest contributors to the increase in operating expenses were for fees associated with raising funds through an equity offering.

General and administrative expenses for the three months ended June 30, 2014 and 2013 were $421,077 and $138,801, respectively and $747,505 and $313,817 for the six months ended June 30, 2014 and 2013, respectively. The differences in expenses were primarily due to a total of $154,564 and $233,604 and in legal fees for the three and six months ended June 30, 2014, representing an increase of $154,293 and$204,290, or approximately 99.82% and 87.45%, respectively, compared to $$271 and $29,314 for the three and six months ended June 30, 2013; and audit expenses of $22,594 and $59,388 the three and six months ended June 30, 2014, representing an increase of $22,399 and$38,317, or approximately 99.32% and 64.52%, respectively, compared to $$195 and $21,071 for the three and six months ended June 30, 2013.

Depreciation and amortization expenses for the three months ended June 30, 2014 and 2013 were $2,962 and $10,224, respectively and $9,756 and $18,824 for the six months ended June 30, 2014 and 2013, respectively.

Consulting expenses for the three months ended June 30, 2014 and 2013 were $79,797 and $56,656, respectively and $140,942 and $69,904 for the six months ended June 30, 2013 and 2013, respectively. The difference in consulting expenses is attributable to the Company engaging consultants to assist in connection with planning and executing the Company’s going public strategy in the United States.

Other income (expense) net for the three months ended June 30, 2014 and June 30, 2013 were $34,762 and $101,135, respectively and $35,764 and $325,421 for the six months ended June 30, 2014 and 2013, respectively. Other expense is associated with interest on related party loans, losses on currency transaction and gains on the derivative related to the convertible bond.

Net Loss

Net loss for the three months ended June 30, 2014 was $(469,452) comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses, compared to a net loss of $(343,944) for the three months ended June 30, 2013 comprised of general and administrative expenses and interest expense, representing an increase of $125,508, or 37%. Net loss for the six months ended June 30, 2014 was $(882,509) comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses, compared to a net loss of $(743,016) for the six months ended June 30, 2013 comprised of general and administrative expenses and interest expense, representing an increase of $125,508, or 19%. Net (loss)  for the three months ended June 30, 2014 and June 30, 2013 attributed to common stockholders was $(469,452) and $(343,944), respectively, or $(0.06) and $(0.06) per share, respectively. Net (loss)  for the six months ended June 30, 2014 and June 30, 2013 attributed to common stockholders was $(882,509) and $(743,016), respectively, or $(0.12) and $(0.14) per share, respectively. In 2014, the losses increased due to the Company’s efforts to secure financings through debt and equity offerings.

Cash Flows

Cash used by operating activities for the three months ended June 30, 2014 was $641,976, representing a decrease of $661,819, or approximately 51% compared to cash loss from operating activities of $1,303,795 for the three months ended June 30, 2013. Cash used by operating activities for the six months ended June 30, 2014 was $980,208, representing an increase of $661,819, or approximately 48% compared to cash loss from operating activities of $423,275 for the six months ended June 30, 2013. The net cash used by operating activities was primarily due to fund raising efforts of the Company and that from the operations of DanDrit Denmark.

Total assets as of June 30, 2014 were $718,283 compared to $330,288 as of June 30, 2013.  Total liabilities increased to $3,349,113 as of June 30, 2014 compared to $5,381,790 as of June 30, 2013. The increases to total assets and total liabilities were mainly due to consummation of the Share Exchange.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Share Exchange Agreement dated February 12, 2014. (1)

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 18, 2011.(1)

3.2	By-laws.(2)

3.3	Articles of Association of DanDrit Denmark, as amended, dated February 26, 2004. (1)

3.4	Certificate of Ownership and Merger, dated February 12, 2014. (1)

10.1	Loan Agreement by and between DanDrit Denmark and PasecoApS dated April 29, 2014.(3)

10.2	Letter of Support of PasecoApS related to committed 2M DKK in additional financing, dated May 2, 2014.(3)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed as an exhibit to the Company’s Form S-1 filed with the SEC on February 14, 2014 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on May 14, 2014, and incorporated herein by this reference.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DanDrit Biotech USA, Inc. (formerly Putnam Hills Corp.)

Dated: August 14, 2014	By:	/s/ Eric J. Leire
Eric J. Leire
Chief Executive Officer, President and Director Principal Executive Officer

Dated: August 14, 2014	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chief Financial Officer, Treasurer and Secretary and Director Principal Financial and Accounting Officer

