Form 10-Q
period 2014-09-30
DanDrit Biotech USA, Inc.
filed 2014-11-13
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

DanDrit Biotech USA, Inc.

c/o Robert Wolfe

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,074,790 shares of common stock, par value $.0001 per share (including 185,053 shares of common stock reserved for issuance to the Non-Consenting Shareholders (as defined below) and deemed issued and outstanding for accounting purposes), outstanding as of November 11, 2014.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (Unaudited):	1

	Consolidated Balance Sheet as of September 30, 2014 (Unaudited) and December 31, 2013	2

	Consolidated Statement of Operations and Changes in Accumulated Deficit (Unaudited) for the Three and Nine Months Ended September 30, 2014 and 2013	3

	Consolidated Statement of Comprehensive Loss (Unaudited) for the Three and Nine Months Ended September 30, 2014 and 2013	4

	Consolidated Statement of Changes in Stockholder's Deficiency for the Nine Months Ended September 30, 2014 (Unaudited) and Year Ended December 31, 2013	5

	Consolidated Statement of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2014 and 2013	6

	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

Signatures		27

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

The results for the period ended September 30, 2014 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 8-K/A filed with the Securities and Exchange Commission on August 12, 2014.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash	$597,744	$18,794
Cash held in escrow	1,708,647	77,468
Other Receivables	35,225	25,456
Prepaid Expenses	3,743	19,774
Total Current Assets	2,345,359	141,492

PROPERTY AND EQUIPMENT, Net accumulated Depreciation	-	-

OTHER ASSETS
Definite Life Intangible Assets	199,153	231,615
Deferred Stock Offering Costs	-	67,000
Deposits	7,460	10,360
Total Other Assets	206,613	308,975
TOTAL ASSETS	$2,551,972	$450,467

LIABILITIES AND STOCKHOLDER'S DEFICIENCY

CURRENT LIABILITIES:

Notes Payable - Related Party, Current Portion	$1,610,619	$728,001
Stock Subscription Held in Escrow	1,693,450	-
Accounts Payable	624,042	548,501
Accrued Expenses	1,005,174	858,135
Total Current Liabilities	4,933,285	2,134,637

LONG TERM LIABILITIES
Notes Payable, Related Parties Less Current Portion	-	-
Bonds Payable – Related Parties, net of $0, $0 and $502,465 discount	-	-
Derivative Liability	-	-
Total Long Term Liabilities	-	-
Total Liabilities	4,933,285	2,134,637

STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized, 8,185,100, and 6,000,000 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	819	600
Additional paid-in capital	18,357,235	17,867,546
Accumulated Deficit	(20,938,878)	(19,521,126)
Other Comprehensive Income, net	199,511	(31,190)
Total Stockholder’s (Deficit)	(2,381,313)	(1,684,170)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$2,551,972	450,467

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the 3 Months Ended		For the 9 Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$-	$925	$-	$32,483

Cost of Goods Sold	143,495	16,198	225,500	68,486

Gross (Loss)	(143,495)	(15,273)	(225,500)	(36,003)

Operating Expenses
General and Administrative Expenses	240,437	264,335	987,942	573,777
Depreciation and Amortization	4,726	1,366	14,482	24,566
Consulting Expenses	125,082	58,287	266,024	128,191
Total Operating Expense	370,245	323,988	1,268,448	726,534

(LOSS) FROM OPERATIONS	(513,740)	(339,261)	(1,493,948)	(762,537)

Other Income (Expense)
Interest (expense)	(19,732)	(220,636)	(55,496)	(546,057)
Gain (loss) on Currency Transactions	126	90,531	344	8,745
Gain on forgiveness of debt	-	48,589	-	48,589
Gain on Derivative Liability	-	49,231	-	136,697
Interest Income	211	-	459	-
Total Other Income (Expense)	(19,395)	(32,285)	(54,693)	(352,026)

(Loss) Before Income Taxes	(533,135)	(371,546)	(1,548,641)	(1,114,563)

Income Tax Expense (Benefit)	2,108	-	(130,889)	-

NET (LOSS)	$(535,243)	$(371,546)	$(1,417,752)	$(1,114,563)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.07)	$(0.18)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,080,985	5,318,151	7,718,681	5,318,151

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

STATEMENTS OF OTHER COMPREHENSIVE LOSS

(Unaudited)

	(Unaudited)		(Unaudited)
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Net Loss	$(535,243)	$(371,546)	$(1,417,752)	$(1,114,563)
Currency Translation, Net of Taxes	215,620	74,021	230,701	133,365

Other Comprehensive Loss	$(319,623)	$(297,525)	$(1,187,051)	$(981,198)

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY

(Unaudited)

					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income

BALANCE, December 31, 2012	-	$-	5,318,151	$532	$12,817,122	$(17,373,765)	$188,280

Common shares issued upon conversion of bond payable - related party and derivative liability at $9.00 per shares, December 2013	-	-	261,665	26	2,353,322	-	-

Common shares issued in payment of notes payable - related party at $6.42 per shares, December 2013	-	-	144,321	14	926,372	-	-

Common shares issued in payment of notes payable - related party at $6.42 per shares, December 2013	-	-	275,863	28	1,770,730	-	-

Equity Adjustment for Foreign Currency Translation	-	-	-	-	-	-	(219,470)

Net Loss for the Year Ended December 31, 2013	-	-	-	-	-	(2,147,361)	-

BALANCE, December 31, 2013	-	$-	6,000,000	$600	$17,867,546	$(19,521,126)	$(31,190)

To record the recapitalization of Subsidiary in connection with the February 12, 2014 Share Exchange Agreement wherein DanDrit Biotech USA Inc. (“Parent”) issued 6,000,000 common shares to acquire a 100% interest in DanDrit Biotech A/S (“Subsidiary”) DanDrit Biotech USA Inc., (Formerly Putnam Hills Corp)	-	-	2,040,000	204	(79,436)	-	-

Equity Adjustment for Foreign Currency Translation	-	-	-	-	-	-	230,701

To record the issuance of 4,000 and 141,000 common shares on September 4, 2014 in connection with a public offering valued at $5.00 per share or $20,000 and $705,000, respectively, net of offering cost of $156,360	-	-	145,000	15	568,625	-	-

To record the issuance of 100 common shares on September 24, 2014 in connection with a public offering valued at $5.00 per share or $500	-	-	100	0	500	-	-

Net Loss for the Nine Months Ended September 30, 2014	-	-	-	-	-	(1,417,752)	-

BALANCE, September 30, 2014	-	$-	8,185,100	$819	$18,357,235	$(20,938,878)	$199,511

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Unaudited)	(Unaudited)
	For The	For The
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2013

NET (LOSS)	$(1,417,752)	$(1,114,563)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	32,462	18,335
Accretion of Discount on Bond Payable	-	415,975
(Gain)/Loss on Derivative Liability	-	(138,548)
CHANGES IN ASSETS AND LIABILITIES:
(Increase)Decrease in Other Receivables	(9,769)	70,807
(Increase)Decrease in Prepaid Expenses/Deposits	18,931	7,120
Increase(Decrease) in Accounts Payable	75,541	6,449
Increase(Decrease) in Accrued Expenses	197,619	(1,072,419)

Total Adjustments	314,784	(692,281)

NET CASH USED IN OPERATING ACTIVITIES	(1,102,968)	(1,806,844)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	-	-
Net (Increase) in Cash held in Escrow	62,271	-
Purchase of Intangible Assets	-	(8,913)

NET CASH USED BY INVESTING ACTIVITIES	62,271	(8,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable – Related Party	752,806	1,981,717
Payment of Stock Offering Costs	(89,360)	-
Proceeds from Stock Offering	725,500

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	1,388,946	1,981,717

Gain (Loss) on Currency Translation	230,701	(133,365)

NET INCREASE (DECREASE) IN CASH	578,950	32,595

CASH, BEGINNING OF PERIOD	18,794	4,381

CASH, END OF PERIOD	$597,744	$36,976
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$54,123	$-
Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash received from offering held in escrow	$1,693,450	$-
Previously paid offering cost offset against stock offering	$67,000	$-
Accretion of discount on bond payable	$-	$415,975
Change in fair market value of derivative liability	$-	$(138,548)

See accompanying notes to the financial statements.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and 2013 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2013 audited financial statements. The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full year.

Business and Basis of Presentation –DanDrit Biotech USA, Inc. (“DanDrit USA”, the “Company”, “we”, “us”, “our”) (formerly Putnam Hills Corp.) was originally incorporated in the state of Delaware on January 18, 2011 as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.

DanDrit BioTech A/S, a Danish Corporation was incorporated on April 1, 2001 (“DanDrit Denmark”).  The Company engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer using the dendritic cell technology.

Reverse Acquisition  - On February 12, 2014, pursuant to the Share Exchange Agreement (the "Share Exchange Agreement"), DanDrit USA completed the acquisition of approximately 100% of the issued and outstanding capital stock  of  DanDrit Denmark (the “Share Exchange”) and as a result became DanDrit Denmark’s parent company (the “Parent”). Prior to the Share Exchange there were 5,000,000 shares of the common stock, par value $.0001 per share (the “Common Stock”) of Parent outstanding. Parent and an existing shareholder agreed to cancel 4,400,000 shares of its Common Stock and issued 1,440,000 shares of Common Stock for legal and consulting services related to the Share Exchange and a future public offering. At the time of the Share Exchange each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of Parent’s Common Stock, for a total of 6,000,000 shares, resulting in 8,040,000 shares of the Parent’s Common Stock outstanding immediately following the Share Exchange, including 185,053 shares of Common Stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the DanDrit Denmark shareholders who have not consented to the Share Exchange (the “Non-Consenting Shareholders”), and deemed issued and outstanding for accounting purposes.

Consolidation  - For the three and nine months ended September 30, 2014 and 2013, the consolidated financial statements include the accounts and operations of the DanDrit Denmark, and the accounts and operations of DanDrit USA. All material inter-company transactions and accounts have been eliminated in the consolidation.

On December 16, 2013, DanDrit Denmark sold, for $1.00, its wholly-owned dormant subsidiary DanDrit Corporation PTE. LTD.,  a Singapore limited liability company incorporated on July 1, 2008. As this Singapore entity was a dormant subsidiary the financial statements include the $1 proceeds and gain on sale of the former subsidiary.

Functional Currency / Foreign currency translation — The functional currency of DanDrit USA is the U.S. Dollar.  The functional currency of DanDrit Denmark is the Danish Kroner (“DKK”).  The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the years 2013 and 2012 and the period ending September 30, 2014 and 2013. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in the United States in excess of federally insured amounts of $1,791,194 at September 30, 2014, and had no balances held in financial institutions in the United States in excess of federally insured amounts at December 31, 2013.

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

Intangible Assets - Definite life intangible assets include patents. The Company accounts for definite life intangible assets in accordance with Financial Accounting Standards Board, (“FASB”) Accounting Standards Codification, (“ASC”) Topic 350, “Goodwill and Other Intangible Assets” and amortized the patents on a straight line basis over the estimated useful life of twenty years. Costs incurred in relation to patent applications are capitalized cost and amortized over the estimated useful life of the patent. If it is determined that a patent will not be issued, the related remaining patent application costs are charged to expense.

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

Revenue Recognition and Sales  — The Company’s sales of its MCV colorectal cancer  vaccine have been limited to a compassionate use basis in Singapore after stage IIA trials and it is not approved for current sale for any other use or location. The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), and FASB ASC 605 Revenue Recognition. The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer.

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

Research and Development Cost — The Company expenses in cost of goods sold research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our MAGE–A dendrite cell cancer therapy. We incurred research and development expenses of $143,149, and $221,550, for the three and nine months ended September 30, 2014 and $0  and $0   for the three and nine months ended September 30, 2013, respectively. Our research and development expenses may fluctuate substantially from quarter to quarter depending on the clinical studies and the timing of samples supporting the clinical studies.

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

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We estimate fair values of all derivative instruments, such as embedded conversion features utilizing Level 3 inputs (defined below in Note 1: Fair Value of Financial Instruments). We use the Black-Scholes option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our market price of our common stock, which have historically had high volatility. Since derivative financial instruments are initially and subsequently carried at fair value, our income will reflect the volatility in these estimate and assumption changes. We report our derivative liabilities at fair value.

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

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We are currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

Reclassification - The financial statements for the period ended September 30, 2013, December 31, 2013 and December 31, 2012 have been reclassified to conform to the headings and classifications used in the September 30, 2014 financial statements.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — GOING CONCERN

The Company has incurred significant losses, has not yet been successful in establishing profitable operations and has current assets in excess of current liabilities. These factors raise substantial doubt about the ability of the Company to continue as a going concern as of September 30, 2014. Subsequent to September 30, 2014, the Company sold 889,690 shares of common stock in connection with a public offering for aggregate gross proceeds of $4,448,450, successfully mitigating this doubt. There is no assurance that the Company will be successful in achieving profitable operations but management feels they have sufficient equity to continue as a going concern for the next 12 months.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

	Useful Life	September 30, 2014	December 31, 2013
Lab equipment and instruments	4-6	$200,740	$194,143
Computer equipment	4-6	68,753	66,493
		269,493	260,636
Less Accumulated Depreciation		(269,493)	(260,636)
Net Property and Equipment		$-	$-

Depreciation expense amounted to $0 and $523 for the three and nine month period, respectively, ended September 30, 2014, and $0 and $2,169 for the three and nine month period ended September 30, 2013, respectively. The Company’s property and equipment is held as collateral on the notes payable related party.

NOTE 4 — DEFINITE-LIFE INTANGIBLE ASSETS

At September 30, 2014 and December 31, 2013, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products and processes of $199,153 and $231,615, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three and nine months ended September 30, 2014 was $18,720 and $32,462, respectively and $1,366 and $24,566, for the three and nine months ended September 30, 2013, respectively. Expected future amortization expense for the years ended are as follows:

Year ending December 31,
2014	$4,607
2015	18,081
2016	18,081
2017	18,081
2018	18,081
Thereafter	122,223
$199,153

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consists of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	Dec. 31, 2013
5% Note Payable Paseco ApS (Subsequently repaid See Note 13)	$836,830	$-
Non-Interest Bearing Loan Payable Sunrise Financial Group Inc.	38,235	-
Note Payable ML Group	19,795	21,557
6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC	42,753	-
5% Note Payable - Sune Olsen Holding ApS	496,710	521,390
5% Note Payable - Sune Olsen	176,295	185,054
Total Notes Payable – Related Party	1,610,619	728,001
Less Current Maturities	(1,610,619)	(728,001)
Note Payables – Related Party Long Term	$-	$-

The following represents the future maturities of long-term debt as of September 30, 2014:

Year ending December 31,
2014	-
2015	1,610,619
2016	-
2017	-
2018	-
Thereafter	-
1,610,619

On February 15, 2014 and March 18, 2014, the Company received DKK 2,500,000 ($424,110) and DKK 2,300,000 ($390,181) loans, respectively, from Paseco ApS, an entity owned by a shareholder of DanDrit USA (“Paseco”).  The loans are payable 14 days after the completion of the contemplated public offering in DanDrit USA or February 1, 2015, and accrue interest at 5% per annum. On April 29, 2014, DanDrit Denmark and Paseco entered into an amendment whereby the terms of the 2014 loans are payable on February 1, 2015 and can be extended at the Company’s option for an additional year with an increase in the interest rate to 7.00%.  As of September 30, 2014, the outstanding balance on the loan including accrued interest is $836,830 based on the currency exchange rate of September 30, 2014. During the three and nine months ended September 30, 2014 the Company recorded related party interest on the note of DKK 59,836 ($10,151) and DKK 72,370 ($12,277). The note was subsequently repaid on October 24, 2014. See Note 13.

DanDrit Denmark has received an unsecured loan facility from Sune Olsen Holding ApS, an entity owned by a shareholder, with a goal of ensuring financing until new equity has been brought in. Under the loan facility DanDrit Denmark has received the following amounts: On November 11, 2013 DKK 1,500,000 ($254,466), on November 20, 2013 DKK 405,000 ($68,706), and on December 2, 2013 DKK 900,000 ($152,679). The loans are due May 1, 2014 and accrue interest at 5% per year or DKK 122,956 ($20,859) at September 30, 2014.  During March 2014, the Company extended maturity date of the loans with Sune Olsen Holdings ApS from May 1, 2014 to 14 days after the completion of the contemplated stock offering of DanDrit USA or February 1, 2015.

DanDrit Denmark has received an unsecured loan from Sune Olsen, a shareholder of the Company, with a goal of ensuring financing until new equity has been brought in. The loan in the amount of DKK 1,000,000 ($169,644) was issued on December 20, 2013. The loan is due May 1, 2014 and accrues interest of 5% per year 39,207 ($6,651) at September 30, 2014, 2014. During March 2014, the Company extended maturity date of the DKK 1,000,000 loans with Sune Olsen from May 1, 2014 to 14 days after the completion of the contemplated stock offering of DanDrit USA or February 1, 2015.

During March 2014, the Company received a commitment of additional financing in the amount of 2,000,000 DKK from Paseco to ensure continued operations until February 1, 2015. The Company has an option to extend the loan for one year by giving notice to Paseco by December 31, 2014 whereby the interest rate would increase to 7.00% per annum.

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

On April 14, 2013, Sune Olsen Holding APS, an entity owned  by a shareholder of the Company assumed DKK 4,375,932 (approximately $773,000) in  liabilities owed by the Company for past due rent from a vendor in exchange for a note payable. The note accrued interest at 5% and is payable on demand. On December 31, 2013, the note with related interest of DKK 139,670 ($25,349), was converted into 86,204 shares of DanDrit Denmark.  Such shares of common stock were exchanged for 129,206 shares of common stock of the Parent upon the closing of the Share Exchange.

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

As of September 30, 2014, the outstanding balance of $38,235 for professional fees paid by a related party and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loans payable were acquired in the reverse acquisition. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

A 6% Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange.  As of September 30, 2014, the outstanding balance on the Note, including accrued interest, was $42,753. During the three and nine months ended September 30, 2014 the Company recorded related party interest on the Note of $213, and $619.

NOTE 6 — CONVERTIBLE BOND PAYABLE – RELATED PARTY

On December 1, 2011, DanDrit Denmark borrowed $1,500,000 from DKTI A/S and issued 6% convertible bonds. The bonds may not be converted during the four weeks following the publication of the annual report. The bond may not be repaid until the bonds’ expiration on November 30, 2014.  The bonds shall not accrue interest after expiration.  The bonds and related accrued interest are convertible into common shares of the Company at an initial rate of $9.58 per common share.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — CONVERTIBLE BOND PAYABLE – RELATED PARTY (Continued)

The conversion /adjustment features had an estimated fair value of $1,003,557 using the Black-Scholes pricing model using the assumptions below and bifurcated and properly classified as derivative instruments required to be recorded at fair value (Note 7). The proceeds from the bond have been allocated to the note and conversion / adjustment feature of the convertible bond and recorded at a discount which was amortized to interest expense through conversion. During the years ended December 31, 2013 and 2012, the Company recorded interest expense of $502,465 and $461,279, respectively, for the accretion of the discount on the note.

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

The fair value of the shares to be issued upon conversion of the bond was recorded as a derivative liability, with the change in the fair value recorded as a gain or loss in the accompanying statement of operations.  During the three and nine months September 30, 2013 the Company recorded a gain of $4,180 and $45,823 respectively. On December 16, 2013, the $1,500,000 convertible bond, accrued interest of $179,612 and the $673,736 derivative liability were converted into 174,578 shares of DanDrit Denmark common stock or 261,665 shares of common stock of the Parent upon the closing of the Share Exchange.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — LEASES

Operating Leases — The Company leases laboratory and production space under operating lease agreements which can be cancelled with 3 month notice.  The lease calls for monthly payments of DKK 6,000 (approximately $1,018 at September 30, 2014).

Lease expense charged to operations was $25,752 and $0 for the three months ended September 30, 2014 and 2013, respectively.

On March 27, 2014 the Company entered into an operating lease agreement for office space from a related party. The lease calls for monthly payments of DKK 10,000 (approximately $1,696), which increased to DKK 20,000 (approximately $3,393) on July 1, 2014. The lease can be terminated by either the Company or the landlord by giving the other 3 months notice.

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

As of September 30, 2014, the Company had net operating loss carry-forwards of approximately $10,200,000 for Danish tax purposes which do not expire and net operating loss carry-forwards of approximately $120,000 for U.S. Federal Tax purposes which expire through 2033, a portion of which shall be limited due to the change in control of the Parent.

The Company files U.S. and Danish income tax returns, and they are generally no longer subject to tax examinations for years prior to 2010 and 2007, respectively.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Excess of Tax over book depreciation Fixed assets	$87,578	$87,578
Excess of Tax over book depreciation Patents	114,028	114,028
Net Operating Loss Carry forward	2,224,430	1,642,598
Valuation Allowance	(2,426,036)	(1,844,204)
Total Deferred Tax Asset (Liabilities)	$-	$-

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

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INCOME TAXES (Continued)

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Computed Tax at Expected Statutory Rate	$(482,036)	$(135,684)
Non-US Income Taxed at Different Rates	143,176	38,059
Non-Deductible expenses	-	27,850
Valuation allowance	207,971	69,775
Income Tax Expense	$(130,889)	$-

The components of income tax expense (benefit) from continuing operations for the three months ended September 30, 2014 and 2013 consisted of the following

Current Tax Expense	2013	2012
Danish Income Tax	$(130,889)	$-
Total Current Tax Expense	(130,889)	-
Deferred Income Tax Expense (Benefit)
Excess of Tax over Book Depreciation Fixed Assets	-	-
Excess of Tax over Book Depreciation Patents	-	-
Net Operating Loss Carry forwards	(207,971)	(69,775)
Change in the Valuation allowance	207,971	69,775
Total Deferred Tax Expense	$-	$-

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 10 — LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three and nine month period ended September 30, 2014, and 2013 and years ended December 31, 2013 and 2012:

	For the 3 Months Ended		For the 9 Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net (Loss)	(535,243)	(371,546)	(1,417,752)	(1,114,563)
Weighted average number of common shares used in basic earnings per share	8,080,985	5,318,151	7,718,681	5,318,151
Effect of dilutive securities, stock options and warrants	-	-		-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	8,080,985	5,318,151	7,718,681	5,318,151

For the three and nine months ended September 30, 2014, the Company had no common stock equivalents. For the nine months ended September 30, 2013, the Company had a convertible bond wherein the holder could convert the bond and underlying accrued interest into a minimum of 234,683 shares of common stock which were not included in the loss per share computation because their effect would be anti-dilutive.

Pursuant to the Company’s offering up to $12,000,000 (2,400,000 shares) of common stock at an offering price of $5.00 per share in an initial public offering, effective on August 12, 2014, the Company sold 300,200 shares for $5.00 per share on October 10, 2014 releasing the gross proceeds of $1,501,000 from escrow, resulting in 8,485,300 shares of Common Stock being issued and outstanding at October 10, 2014.

Pursuant to the Company’s offering up to $12,000,000 (2,400,000 shares) of common stock at an offering price of $5.00 per share in an initial public offering, effective on August 12, 2014, the Company sold 589,490 shares for $5.00 per share on October 23, 2014 for gross proceeds of $2,947,450, resulting in 9,074,790 shares of Common Stock being issued and outstanding at October 23, 2014.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY

Common Stock — The Company has 100,000,000 authorized shares of Common stock $0.0001 par value per share.  As of September 30, 2014 there were 8,185,100 shares issued and outstanding.

Stock Subscription Held in Escrow – At September 30, 2014, $1,693,450 in cash was held in escrow in connection with the Company’s offering of up to $12,000,000 (2,400,000 shares of common stock) at an offering price of $5.00 per share (the “Offering”). On October 10, 2014, in connection with a closing of the Offering, the Company sold and issued 300,200 shares of common stock and released aggregate gross proceeds of $1,501,000 from escrow.

Common Stock Issuances -

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

On February 11, 2014 1,400,000 and 40,000 common shares of the Company were issued for consulting and legal services valued at $5 per share or $7,000,000 and $200,000, respectively. These shares were issued by the Company prior to the reverse acquisition of DanDrit Denmark and the $7,200,000 was closed out to additional paid in capital in connection with the recapitalization of the Subsidiary.

Share Exchange/Reverse Acquisition - On February 12, 2014, pursuant to the Share Exchange Agreement (the "Share Exchange Agreement"), DanDrit Biotech USA, Inc. completed the acquisition of approximately 100% of the issued and outstanding capital stock of  DanDrit Denmark (the “Share Exchange”) and as a result became DanDrit Denmark’s parent company of (the “Parent”). Prior to the Share Exchange there were 5,000,000 shares of the common stock, par value $.0001 per share (the “Common Stock”) of Parent outstanding,  Parent and an existing shareholder agreed to cancel 4,400,000 shares of its Common Stock and issued 1,440,000 shares of Common Stock for legal and consulting services related to the Share Exchange and a future offering. At the time of the Share Exchange the outstanding shares of the common stock of DanDrit Denmark were exchanged for 1.498842 shares of Parent’s Common Stock, for a total of 6,000,000 shares, resulting in 8,040,000 shares of Parent Common Stock being outstanding immediately following the Share Exchange, including 185,053 shares of Common Stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the Non-Consenting Shareholders, deemed issued and outstanding for accounting purposes. Following the closing of the Share Exchange, DanDrit Biotech USA, Inc., the wholly owned subsidiary of the Company, merged with and into the Company, thereby changing the Company’s name to “DanDrit Biotech USA, Inc.”

In connection with the Offering, during the quarter ended September 30, 2014, the Company sold and issued an aggregate of 145,100 shares of common stock for aggregate gross proceeds of $725,500.

On October 10, 2014, in connection with a closing of the Offering, the Company sold and issued 300,200 shares of common stock for aggregate gross proceeds of $1,501,000.

In connection with the Offering, on October 23, 2014, the Company sold and issued 589,490 shares of common stock for aggregate gross proceeds of $2,947,450.

Voting - Holders of the Company’s common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY (Continued)

Dividends - Holders of the Company’s common stock are entitled to receive ratably such dividends as our Board of Directors from time to time may declare out of funds legally available.

Liquidation Rights - In the event of any liquidation, dissolution or winding-up of affairs of the Company, after payment of all of our debts and liabilities, the holders of the Company’s common stock will be entitled to share ratably in the distribution of any of our remaining assets.

Other Matters - Holders of DanDrit Denmark common stock have no conversion, preemptive or other subscription rights, and there are no redemption rights or sinking fund provisions with respect to the common stock. All of the issued and outstanding shares of common stock on the date of this report are validly issued, fully paid and non-assessable.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Clinical Trial Agreement – On October1, 2014 the Company’s subsidiary, DanDrit Biotech A/S signed a contract of collaboration with the University Hospital IRCCS “San Martino” - IST – National Institute for Cancer Research, known as the San Martino Hospital of Genoa. Dr. Alberto Sobrero, the Head of the Medical Oncology Unit at the San Martino Hospital, is principal investigator of the randomized multicenter study. The collaboration relates to a Phase III adjuvant study of DanDrit’s vaccine in patients with no evident disease (“NED”) stage IV colorectal cancer (“CRC”). The primary goal of the study is to evaluate the efficacy of DanDrit’s MelCancerVac® (“MCV”) in stage IV CRC patients rendered disease free after the completion of standard treatments in accordance with local practices.

Patient Name Use Program - On December 16, 2013, DanDrit Denmark entered into an agreement with a Dutch company (the “MCV Partner”) regarding a Patient Name Use Program (PNU) for the Company’s MCV.  This program will allow DanDrit Denmark to sell MCV for a year of treatment (10 vaccines) to cancer patients through the MCV Partner.  The MCV Partner offers a worldwide online platform providing access to non-registered medicines for patients with life threatening diseases. The MCV Partner is a turnkey solution and will be in charge of regulatory, recruitment, logistics, and pharmaco vigilance.   The Company will pay the MCV Partner a royalty on a country to country basis for 20 years on MCV sales sold under the agreement. Either party may terminate the agreement with 180 days’ written notice.

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

Product liability - The contract production services for therapeutic products offered exposes an inherent risk of liability as bio therapeutic substances manufactured, at the request and to the specifications of customers, could foreseeably cause adverse effects. The Company seeks to obtain agreements from contract production customers indemnifying and defending the Company from any potential liability arising from such risk. There can be no assurance, however, that the Company will be successful in obtaining such agreements in the future or that such indemnification agreements will adequately protect the Company against potential claims relating to such contract production services. The Company may also be exposed to potential product liability claims by users of its products. A successful partial or completely uninsured claim against the Company could have a material adverse effect on the Company’s operations.

Employment Agreements - The Company and its Subsidiary have employment agreements with officers of the Company.

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

NOTE 13 — SUBSEQUENT EVENTS

In connection with the Offering, subsequent to September 30, 2014, the Company sold and issued an aggregate of 889,690 shares of common stock for aggregate gross proceeds of $4,448,450.

On October 17, 2014, the Company repaid the DKK 2,500,000 ($424,110) and DKK 2,300,000 ($390,181) loans with related accrued interest of DKK 144,041 ($35,515) from Paseco ApS, a shareholder of DanDrit USA (“Paseco”).

Clinical Trial Agreement – On October 1, 2014 DanDrit Denmark signed a contract of collaboration with the University Hospital IRCCS “San Martino” - IST – National Institute for Cancer Research, known as the San Martino Hospital of Genoa. Dr. Alberto Sobrero, the Head of the Medical Oncology Unit at the San Martino Hospital, is principal investigator of the randomized multicenter study. The collaboration relates to a Phase III adjuvant study of DanDrit’s vaccine in patients with no evident disease (“NED”) stage IV colorectal cancer (“CRC”). The primary goal of the study is to evaluate the efficacy of DanDrit’s MelCancerVac® (“MCV”) in stage IV CRC patients rendered disease free after the completion of standard treatments in accordance with local practices.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of DanDrit Biotech USA, Inc. (formerly Putnam Hills Corp.) (“we”, “DanDrit USA”, “us”, “our”, the “Parent” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

We are a biopharmaceutical company developing and commercializing targeted oncology vaccines that address major medical needs to advance cancer care.  We are developing a polytopic (mainly MAGE-A family) dendritic cell vaccine cancer immuno therapy, which address patient populations of cancer survivors to prevent recurrence. Our lead product candidate, MCV, is a dendritic cell vaccine that could strengthen the immune response in colorectal cancer patients. In December 2013, DanDrit Denmark entered into an agreement with a Dutch company that provides access to non-registered medicines for patients with life threatening diseases, regarding a Patient Name Use Program (PNU) for MCV. This program will allow us to sell to the Dutch company MCV for one year of treatment (10 vaccines) to cancer patients.

The Company was originally incorporated in Delaware on January 18, 2011 under the name “Putnam Hills Corp.” as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2011.

On February 12, 2014, pursuant to the terms and conditions of a Share Exchange Agreement (the "Share Exchange Agreement"), DanDrit USA acquired approximately 100% of the issued and outstanding capital stock  of  DanDrit BioTech A/S, a Danish corporation (“DanDrit Denmark”) and as a result became the parent of DanDrit Denmark (the “Share Exchange”). Prior to the Share Exchange there were 5,000,000 shares of the common stock, par value $.0001 per share (the “Common Stock”) of the Parent outstanding.  The Parent and a shareholder agreed to cancel 4,400,000 shares of its common stock and issued 1,440,000 shares of common stock for legal and consulting services related to the Share Exchange and a future financing. At the time of the Share Exchange, the outstanding shares of the common stock of DanDrit Denmark were exchanged for 1.498842 shares of Parent’s common stock, for a total of 6,000,000 shares of common stock (including 185,053 shares of common stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the Non-Consenting Shareholders, deemed issued and outstanding for accounting purposes). Following the closing of the Share Exchange, DanDrit Biotech USA, Inc., the wholly owned subsidiary of the Company, merged with and into the Company, thereby changing the Company’s name to “DanDrit Biotech USA, Inc.”

On February 14, 2014, the Company filed a registration statement on Form S-1 (the “Registration Statement”) to register 2,400,000 shares of common stock at a purchase price of $5.00 per share in an initial public offering of up to an aggregate of $12,000,000 in gross proceeds. The Registration Statement was declared effective by the SEC on August 14, 2014 (the “Offering”). As of September 30, 2014, in connection with the Offering, the Company issued and sold an aggregate of 145,100 shares of common stock for aggregate gross proceeds of $725,500. Since September 30, 2014, the Company has issued and sold an aggregate of 889,690 shares of common stock for gross proceeds of $4,448,450 and total aggregate gross proceeds of $5,173,950 raised in the Offering.

On October 1, 2014, DanDrit Denmark signed a contract of collaboration with the University Hospital IRCCS “San Martino” - IST – National Institute for Cancer Research, known as the San Martino Hospital of Genoa. Dr. Alberto Sobrero, the Head of the Medical Oncology Unit at the San Martino Hospital, is principal investigator of the randomized multicenter study. The collaboration relates to a Phase III adjuvant study of DanDrit’s vaccine in patients with no evident disease (“NED”) stage IV colorectal cancer (“CRC”). The primary goal of the study is to evaluate the efficacy of DanDrit’s MelCancerVac® (“MCV”) in stage IV CRC patients rendered disease free after the completion of standard treatments in accordance with local practices.

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

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from our largest shareholders and the issuance of convertible notes, which over time have been converted into shares of our common stock.  On December 16, 2013, DanDrit Denmark issued 681,849 common shares upon the conversion of $5,050,492 in loan and convertible bonds payable and related accrued interest and derivative liabilities.  As of September 30, 2014, we had notes payable to related parties and related accrued interest totaling $1,610,619 consisting of (1) a $176,295 loan payable at the rate of 5% per annum and is payable upon the earlier of 14 days following the closing of the offering or February 1, 2015 (“Loan 1”), (2) a $496,710 loan payable at the rate of 5% per annum due upon the earlier of 14 days following the closing of this offering or February 1, 2015 (“Loan 2”), (3) a $836,830 loan payable to an existing shareholder which accrues interest at the rate of 5% per annum and is due February 1, 2015 and can be extended at the Company’s option for an additional year with an increase in the interest rate to 7.00% (“Loan 3”) and (4) $80,988 in other loans payable on demand. On April 29, 2014, Loan 1, Loan 2 and Loan 3 were amended whereby the terms of the 2014 loans are payable on February 1, 2015 and can be extended at the Company’s option for an additional year with an increase in the interest rate to 7.00%. The Company plans to repay Loan 1, following the completion of the Offering, from operations. The Company has an additional funding commitment of approximately $339,288 until February 2015 for the Company to draw upon to support operations, as needed.

As of September 30, 2014 the Company had $2,306,391 in cash and cash held in escrow and a deficit of $(2,381,313) as compared to December 31, 2013, when the Company had $96,262 in cash and cash equivalents and a deficit of $(1,684,170). The change in cash is primarily due to the sale of the Company’s common stock and by additional financings obtained by the Company’s subsidiary. The decrease in the working capital is primarily related to the acquisition of DanDrit Denmark on February 12, 2014.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net Cash (Used by) Operating Activities	$(1,102,968)	$(1,806,844)
Net Cash (Used by) Investing Activities	62,271	(8,913)
Net Cash Provided by Financing Activities	$1,388,946	$1,981,717
(Gain) Loss on Currency Translation	230,701	(133,365)
Net Increase (Decrease) in Cash and Cash Equivalents	$578,950	$32,595

As of September 30, 2014, Company is dependent upon the receipt of capital investment or other financing from related parties or other sources to fund its ongoing operations. The Company has secured an additional funding commitment of DKK 2,000,000 (approximately $339,288) through February 2015 from a related party. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

During the three month period ending September 30, 2014, the Company sold 145,100 shares of its common stock at $5.00 per share raising $725,500 in connection with the Offering. Additionally, the Company secured financing from related parties of $461,877 and $424,927 on February 15, 2014 and March 18, 2014, respectively.  The Company has secured an additional funding commitment until February 2015 of 2,000,000 DKK or approximately $339,288, determined by using the current currency conversion rate. Since September 30, 2014, the Company has issued and sold an aggregate of 889,690 shares of common stock for gross proceeds of $4,448,450 and total aggregate gross proceeds of $5,173,950 raised in the Offering. As a result, we believe that our cash flow, together with the existing lines of credit and other potential sources of funds, such as loans from related parties, will be sufficient to fund our anticipated working capital needs and capital spending requirements for the next 12 months.

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

Results of Operations

The Company’s sole source of operations is through its wholly owned Danish subsidiary, DanDrit Biotech A/S (“DanDrit Denmark”). There can be no assurance that DanDrit Denmark will be successful in obtaining US Food and Drug Administration approval of its colorectal vaccine, MCV, nor produce sufficient revenues from MCV to sustain operations.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to raise capital and revenues associated with its MCV product.

Three and nine months ended September 30, 2014 compared to the three and nine months ended September 30, 2013

The following table sets forth our revenues, expenses and net income for the three and nine months ended September 30, 2014 and 2013. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$-	$925	$-	$32,483

Cost of Goods Sold	143,495	16,198	225,500	68,486

Gross (Loss)	(143,495)	(15,273)	(225,500)	(36,003)

Operating Expenses
General and Administrative Expenses	240,437	264,335	987,942	573,777
Depreciation and Amortization	4,726	1,366	14,482	24,566
Consulting Expenses	125,082	58,287	266,024	128,191
Total Operating Expense	370,245	323,988	1,268,448	726,534

(LOSS) FROM OPERATIONS	(513,740)	(339,261)	(1,493,948)	(762,537)

Other Income (Expense)
Interest (expense)	(19,732)	(220,636)	(55,496)	(546,057)
Gain (loss) on Currency Transactions	126	90,531	344	8,745
Gain on forgiveness of debt	-	48,589	-	48,589
Gain on Derivative Liability	-	49,231	-	136,697
Interest Income	211	-	459	-
Total Other Income (Expense)	(19,395)	(32,285)	(54,693)	(352,026)

(Loss) Before Income Taxes	(533,135)	(371,546)	(1,548,641)	(1,114,563)

Income Tax Expense (Benefit)	2,108	-	(130,889)	-

NET (LOSS)	$(535,243)	$(371,546)	$(1,417,752)	$(1,114,563)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	(0.07)	$(0.18)	(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,080,985	5,318,151	7,718,681	5,318,151

Revenues

Revenues from operations for the three months ended September 30, 2014 and September 30, 2013 were $ 0 and $925, respectively, and $0 and $32,483 for the nine months ended September 30, 2014 and September 30, 2013, respectively. The revenues for the nine month period ending September 30, 2013 were attributable to the sale of lysate to the Singapore NCC compassionate use program by DanDrit Denmark.

Cost of Goods Sold

Our cost of goods sold was $143,495 and $16,198 during the three months ended September 30, 2014 and 2013 and $225,500 and $68,486 for the nine months ended September 30, 2014 and 2013, respectively, and was primarily associated with the production of lysate.

Gross Loss

Gross loss for the three months ended September 30, 2014 was $143,495 compared to gross loss of $15,273 for same period in 2013. Gross loss for the nine months ended September 30, 2014 was $225,500 compared to gross loss of $36,003 for same period in 2013. The increase in the gross loss was due to lower sales and higher cost of goods sold for the three and nine months ended September 30, 2014.

Expenses

Our operating expense for the three months ended September 30, 2014 totaled $370,245, representing an increase of $46,257, or approximately 14% compared to $323,988 for the three months ended September 30, 2013. Our operating expense for the nine months ended September 30, 2014 totaled $1,268,448, representing an increase of $541,914, or approximately 75% compared to $726,534 for the nine months ended September 30, 2013. The largest contributors to the increase in operating expenses were for fees associated with raising funds through an equity offering.

 General and administrative expenses for the three months ended September 30, 2014 and 2013 were $240,437 and $264,335, respectively and $987,942 and $573,777 for the nine months ended September 30, 2014 and 2013, respectively. The differences in expenses were primarily due to a total of $58,839 and $292,146 and in legal fees for the three and nine months ended September 30, 2014, representing an decrease of $288,816 and $204,290, or approximately 83% and 77%, respectively, compared to $347,655 and $376,969 for the three and nine months ended September 30, 2013; and accounting and audit expenses of $21,941 and $82,929 the three and nine months ended September 30, 2014, representing an decrease of $47,248 and$7,331, or approximately 68.29% and 8.12%, respectively, compared to $69,189 and $90,260 for the three and six months ended September 30, 2013.

Depreciation and amortization expenses for the three months ended September 30, 2014 and 2013 were $4,726 and $1,366, respectively and $14,482 and $24,566 for the nine months ended September 30, 2014 and 2013, respectively.

Consulting expenses for the three months ended September 30, 2014 and 2013 were $125,082 and $58,287, respectively and $266,024 and $128,191 for the nine months ended September 30, 2013 and 2013, respectively. The difference in consulting expenses is attributable to the Company engaging consultants to assist in connection with planning and executing the Company’s going public strategy in the United States.

Other income (expense) net for the three months ended September 30, 2014 and September 30, 2013 were $(19,732) and $(32,285), respectively and $(54,693) and $(352,026) for the six months ended September 30, 2014 and 2013, respectively. Other expense is associated with interest on related party loans, losses on currency transaction and gains on the derivative related to the convertible bond.

Net Loss

Net loss for the three months ended September 30, 2014 was $(535,243) comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses, compared to a net loss of $(371,546) for the three months ended September 30, 2013 comprised of general and administrative expenses and interest expense, representing an increase of $163,697, or 44%. Net loss for the nine months ended September 30, 2014 was $(1,417,752) comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses, compared to a net loss of $(1,114,563) for the nine months ended September 30, 2013 comprised of general and administrative expenses and interest expense, representing an increase of $303,189, or 27%. Net (loss)  for the three months ended September 30, 2014 and September 30, 2013 attributed to common stockholders was $(535,243) and $(371,546), respectively, or $(0.07) and $(0.07) per share, respectively. Net (loss)  for the nine months ended September 30, 2014 and September 30, 2013 attributed to common stockholders was $(1,417,752) and $(1,114,563), respectively, or $(0.18) and $(.21) per share, respectively. In 2014, the losses increased due to the Company’s efforts to secure financings through debt and equity offerings.

Cash Flows

Cash used by operating activities for the nine months ended September 30, 2014 was $1,102,968, representing a decrease of $703,876, or approximately 39% compared to cash used by operating activities of $1,806,844 for the nine months ended September 30, 2013. The net cash used by operating activities was primarily due to fund raising efforts of the Company and the operations of DanDrit Denmark.

Assets

Total assets as of September 30, 2014 were $2,551,972 compared to $450,467 as of December 31, 2013.  Total liabilities increased to $4,933,285 as of September 30, 2014 compared to $2,134,637 as of December 31, 2013. The increases to total assets and increases to total liabilities were mainly due to proceeds received and held in escrow from the stock offering and in increase in notes payable to related parties as of September 30, 2014

Off-Balance Sheet Arrangements

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

At closings held through October 23, 2014 (the “Closings”) the Company completed public sales of an aggregate of 1,034,790 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), in a registered direct placement of the Company’s Common Stock at a price of $5.00 per share, for gross proceeds of $5,173,950, resulting in 9,074,790 shares of Common Stock being issued and outstanding at October 23, 2014. The Shares were sold pursuant to a Registration Statement on Form S-1, as amended (File No. 333-193965), initially filed by the Company with the SEC pursuant to the Securities Act of 1933, as amended (the “Securities Act”), on February 14, 2014 (the “Registration Statement”) covering the “best efforts” public sale of up to 2,400,000 shares of Common Stock (the “Offering”). The material provisions of the Offering are described in the prospectus, dated August 12, 2014, filed with the SEC on August 13, 2014, pursuant to Rule 424(b) under the Securities Act (the “Prospectus”). The Company intends to use the gross proceeds from the Closings in accordance with the “Use of Proceeds” described in the Registration Statement.

Sunrise Securities Corp. (the “Placement Agent”) acted as the representative of the several placement agents named in that certain placement agency agreement (the “Placement Agency Agreement”) between the Company and the Placement Agent as representative of the several placement agents named in the Placement Agency Agreement, with respect to the Offering.

In connection with the Closings of the Offering, the Company paid to the Placement Agent an aggregate of $7,250in cash as a portion of accountable expense reimbursement of up to 1% of the gross proceeds of the Offering, pursuant to the Placement Agency Agreement. An additional $75,000 was also paid to the Placement Agent’s counsel in connection with the Offering.  The Company incurred approximately 7,110 of other expenses in connection with the issuance and distribution of the securities registered to include legal, accounting, and printing as of September 30, 2014, the ending date of the reporting period.

Of the approximately $2.2 million in net proceeds received by the Company from the Closings, approximately $153,000 was utilized for general and administrative costs, and 22,000 was used for clinical. On October 24, 2014, the Company used proceeds from the Closings to repay the DKK 2,500,000 ($424,110) and DKK 2,300,000 ($390,181) loans with related accrued interest of DKK 144,041 ($35,515) from Paseco.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

1.1	Placement Agency Agreement, dated August 12, 2014, by and among the Company and Sunrise Securities Corp.(1)

2.1	Share Exchange Agreement dated February 12, 2014. (2)

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 18, 2011.(2)

3.2	By-laws. (3)

3.3	Articles of Association of DanDrit Denmark, as amended, dated February 26, 2004. (2)

3.4	Certificate of Ownership and Merger, dated February 12, 2014. (2)

10.1	Loan Agreement by and between DanDrit Denmark and Paseco ApS dated April 29, 2014. (4)

10.2	Letter of Support of Paseco ApS related to committed 2M DKK in additional financing, dated May 2, 2014. (4)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 12, 2014 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form S-1 filed with the SEC on February 14, 2014 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on May 14, 2014, and incorporated herein by this reference.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DanDrit Biotech USA, Inc. (formerly Putnam Hills Corp.)

Dated: November 13, 2014	By:	/s/ Eric J. Leire
Eric J. Leire
Chief Executive Officer, President and Director Principal Executive Officer

Dated: November 13, 2014	By:	/s/ Robert E. Wolfe
Robert E. Wolfe
Chief Financial Officer, Treasurer, Secretary, Director and Principal Financial and Accounting Officer

