Form 10-Q
period 2015-03-31
DanDrit Biotech USA, Inc.
filed 2015-05-13
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

c/o Lone Degn

Fruebjergvej 3

2100 Copenhagen, Denmark

+45 30127206

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,533,290 shares of common stock, par value $.0001 per share (including 185,053 shares of common stock reserved for issuance to the Non-Consenting Shareholders (as defined below) and deemed issued and outstanding for accounting purposes), outstanding as of May 11, 2015.

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

The results for the period ended March 31, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on March 31, 2015.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash	$3,434,935	$3,008,831
Cash held in escrow	-	2,029,502
Other Receivables	41,120	8,016
Total Current Assets	3,476,055	5,046,349

PROPERTY AND EQUIPMENT, Net accumulated Depreciation	-	-

OTHER ASSETS
Definite Life Intangible Assets	161,062	186,414
Deposits	6,326	7,146
Total Other Assets	167,388	193,560
TOTAL ASSETS	$3,643,443	$5,239,909

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

Notes Payable - Related Party	$99,305	$99,951
Accounts Payable	622,187	711,449
Accounts Payable - Related Party	200,857	212,438
Accrued Expenses	49,619	733,826
Total Current Liabilities	971,968	1,757,664

Total Liabilities	971,968	1,757,664

STOCKHOLDER’S EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized, 9,533,290, and 9,533,290 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	953	953
Additional paid-in capital	25,098,050	25,098,050
Accumulated Deficit	(23,145,352)	(21,892,007)
Other Comprehensive Income, net	717,824	275,249
Total Stockholder’s Equity	2,671,475	3,482,245

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,643,443	5,239,909

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

CONSOLIDATED STATEMENT OF OPERATIONS

	(Unaudited) For the Three Months Ended
	March 31,
	2015	2014

Revenues	$-	$-

Cost of Goods Sold	44,622	17,739

Gross (Loss)	(44,622)	(17,739)

Operating Expenses
General and Administrative Expenses	372,996	326,428
Research and development expenses	151,813	-
Depreciation and Amortization	4,055	6,794
Consulting Expenses	291,998	61,145
Total Operating Expense	820,862	394,367

(LOSS) FROM OPERATIONS	(865,484)	(412,106)

Other Income (Expense)
Interest (expense)	(1,540)	(13,999)
(Loss) on Currency Transactions	(392,474)	-
Interest and Other Income	6,153	51
Total Other Income (Expense)	(387,861)	(13,948)

(Loss) Before Income Taxes	(1,253,345)	(426,054)

Income Tax Expense (Benefit)	-	-

NET (LOSS)	$(1,253,345)	$(426,054)

BASIC AND DILUTED LOSS PER SHARE	$(0,13)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,553,290	6,880,278

See accompanying notes to the unaudited financial statements.

3

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

STATEMENTS OF OTHER COMPREHENSIVE LOSS

(Unaudited)

	(Unaudited)
	For the Three
	Months Ended March 31,
	2015	2014

Net Loss	$(1,253,345)	$(426,054)
Currency Translation, Net of Taxes	442,575	(3,354)

Other Comprehensive Loss	$(810,770)	$(429,408)

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	(Unaudited) For the Three Months Ended March 31,
	2015	2014

NET (LOSS)	$(1,253,345)	$(426,054)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	25,352	6,794
Accrued Interest on Notes Payable - Related Party	1,540	-
CHANGES IN ASSETS AND LIABILITIES:
(Increase) Decrease in Other Receivables	(33,104)	(44,256)
(Increase) Decrease in Prepaid Expenses/Deposits	820	8,047
Increase (Decrease) in Accounts Payable	(89,262)	19,674
Increase (Decrease) in Accounts Payable – Related Party	(11,581)	-
Increase (Decrease) in Accrued Expenses	(684,207)	(1,951)

Total Adjustments	(790,442)	(11,692)

NET CASH USED IN OPERATING ACTIVITIES	(2,043,787)	(437,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment	-	(41,498)
Net (Increase) Decrease in Cash Held in Escrow	2,029,502	(346,501)
Purchase of Intangible Assets	-	(7,907)

NET CASH USED BY INVESTING ACTIVITIES	2,029,502	(395,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable – Related Party	-	865,976

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	-	865,976

Gain (Loss) on Currency Translation	440,389	3,354

NET INCREASE (DECREASE) IN CASH	426,104	35,678

CASH, BEGINNING OF PERIOD	3,008,831	18,794

CASH, END OF PERIOD	$3,434,935	$54,472

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
For the three months ended March 31, 2015:
None
For the three months ended March 31, 2014:
None

See accompanying notes to the financial statements.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2014 audited financial statements. The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

Business and Basis of Presentation — DanDrit Biotech USA, Inc. (“DanDrit USA”, the “Company”, “we”, “us”, “our”) (formerly Putnam Hills Corp) was originally incorporated in the state of Delaware on January 18, 2011 as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.

DanDrit BioTech A/S, a Danish Corporation was incorporated on April 1, 2001 (“DanDrit Denmark”) a 96,92% owned subsidiary of the Company. The Company engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer using the dendritic cell technology.

Reverse Acquisition — On February 12, 2014, pursuant to the Share Exchange Agreement (the "Share Exchange Agreement"), DanDrit USA completed the acquisition of 100% of the issued and outstanding capital stock of DanDrit Denmark (the “Share Exchange”) and as a result became DanDrit Denmark’s parent company (the “Parent”). Prior to the Share Exchange there were 5,000,000 shares of the common stock, par value $.0001 per share (the “Common Stock”) of Parent outstanding. Parent and an existing shareholder agreed to cancel 4,400,000 shares of its Common Stock and issued 1,440,000 shares of Common Stock for legal and consulting services related to the Share Exchange and a future public offering. At the time of the Share Exchange each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of Parent’s Common Stock, for a total of 6,000,000 shares, resulting in 8,040,000 shares of the Parent’s Common Stock outstanding immediately following the Share Exchange, including 185,053 shares of Common Stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the DanDrit Denmark shareholders who have not consented to the Share Exchange (the “Non-Consenting Shareholders”), and deemed issued and outstanding for accounting purposes.

Consolidation — For the three months ended March 31, 2015 and 2014, the consolidated financial statements include the accounts and operations of the DanDrit Denmark, and the accounts and operations of DanDrit USA. All material inter-company transactions and accounts have been eliminated in the consolidation.

Functional Currency / Foreign currency translation — The functional currency of DanDrit USA is the U.S. Dollar. The functional currency of DanDrit Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ending March 31, 2015 and 2014. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in the United States in excess of federally insured amounts of $3,073,967 at March 31, 2015, and had $2,508,759 held in financial institutions in the United States in excess of federally insured amounts at December 31, 2014.

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

Value Added Tax — In Denmark, Value Added Tax (“VAT”) of 25% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities. VAT of 25% is also paid to Danish and EU vendors on invoices these amounts are refundable from the respective governmental authority and recorded as other receivables in the accompanying financial statements.

Research and Development Cost — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our MAGE –A dendrite cell cancer therapy. Research and development costs were included in operating expenses for the three month periods ended March 31, 2015 and 2014, totaled $151,813, and $0, respectively. Our research and development expenses may fluctuate substantially from quarter to quarter depending on the clinical studies and the timing of samples supporting the clinical studies.

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

Recent Accounting Pronouncements — In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not anticipate that the adoption of ASU 2015-02 will have any impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Reclassification — The financial statements for the period ended March 31, 2014 and December 31, 2014 have been reclassified to conform to the headings and classifications used in the March 31, 2015 financial statements.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

	Useful Life	March 31, 2015	December 31, 2014
Lab equipment and instruments	4-6	$208,823	$208,823
Computer equipment	4-6	60,670	60,670
		269,493	269,493
Less Accumulated Depreciation		(269,493)	(269,493)
Net Property and Equipment		$-	$-

Depreciation expense amounted to $0 and $523 for the three month period ended March 31, 2015 and 2014, respectively.

NOTE 3 — DEFINITE-LIFE INTANGIBLE ASSETS

At March 31, 2015 and December 31, 2014, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products and processes of $161,062 and $186,414, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three months ended March 31, 2015 and 2014 was $4,055 and $6,794. Expected future amortization expense for the years ended are as follows:

Year ending December 31,
2015	$11,462
2016	15,366
2017	15,324
2018	15,324
2019	15,324
Thereafter	88,262
$161,062

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consists of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	Dec. 31, 2014
Non-Interest Bearing Loan Payable Sunrise Financial Group Inc.	$38,235	$38,235
Note Payable ML Group	16,777	18,963
6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC	44,293	42,753
Total Notes Payable – Related Party	99,305	99,951
Less Current Maturities	(99,305)	(99,951)
Note Payables – Related Party Long Term	$-	$-

The following represents the future maturities of long-term debt as of March 31, 2015:

Year ending December 31,
2015	99,305
2016	-
2017	-
2018	-
2019	-
Thereafter	-
99,305

On February 15, 2014 and March 18, 2014, DanDrit Denmark received DKK 2,500,000 ($461,084) and DKK 2,300,000 ($424,198) loans (the “2014 Loans”), respectively, from Paseco ApS, an entity owned by a shareholder of the Company (“Paseco”). The 2014 Loans were payable 14 days after the completion of the contemplated public offering in DanDrit USA or February 1, 2015, and accrued interest at 5% per annum. On April 29, 2014, DanDrit Denmark and Paseco entered into an amendment whereby the terms of the 2014 Loans were payable on February 1, 2015 and could be extended at the Company’s option for an additional year with an increase in the interest rate to 7.00%. As of October 17, 2014, the outstanding balance on the 2014 Loans including accrued interest was $836,830 based on the currency exchange rate of October 17, 2014. On October 17, 2014 the Company repaid the loan and interest in its entirety.

DanDrit Denmark has received an unsecured loan facility from Sune Olsen Holding ApS (“Sune Olsen Holding”), a shareholder of the Company, with a goal of ensuring financing until new equity is invested in the Company. Under the loan facility DanDrit Denmark has received the following amounts: on November 11, 2013 DKK 1,500,000 ($276,651), on November 20, 2013 DKK 405,000 ($74,696), and on December 2, 2013 DKK 900,000 ($165,990). The loans were due May 1, 2014 and accrued interest at 5% per year. During March 2014, the Company extended maturity date of the loans with Sune Olsen Holdings from May 1, 2014 to 14 days after the completion of the contemplated stock offering of DanDrit USA or February 1, 2015. On November 26, 2014, the Company repaid the loan facility and interest thereon.

DanDrit Denmark has received an unsecured loan from Sune Olsen, managing member of Sune Olsen Holding, with a goal of ensuring financing until new equity is invested in the Company. The loan in the amount of DKK 1,000,000 ($184,434) was issued on December 20, 2013. The loan was due May 1, 2014 and accrued interest of 5% per year. During March 2014, the Company extended the maturity date of the DKK 1,000,000 loans with Sune Olsen from May 1, 2014 to 14 days after the completion of the contemplated stock offering of DanDrit USA or February 1, 2015. On November 26, 2014 the Company repaid the unsecured loan and interest thereon.

During March 2014, the Company received a 2,000,000 DKK letter of support from Paseco committing to the additional financing to ensure continued operations until February 1, 2015. The letter expired on February 1, 2015.

As of March 31, 2015, the outstanding balance of $38,235 for professional fees paid by a related party and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loan payable was acquired in the reverse acquisition. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

A 6% Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange. As of March 31, 2015 and 2014, the outstanding balance on the Note, including accrued interest, was $44,293 and $41,945. During the three months ended March 31, 2015 and 2014 the Company recorded related party interest on the Note of $579, and $579.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LEASES

Operating Leases — The Company leases laboratory and production space under operating lease agreements which can be cancelled with 3 month notice. The lease calls for monthly payments of DKK 6,000 (approximately $906 at March 31, 2015).

Lease expense charged to operations was $11,918 and, $7,255 for the three months ended March 31, 2015 and 2014, respectively.

On March 27, 2014, the Company entered into an operating lease agreement for office space from a related party. The Lease calls for monthly payments of DKK 10,000 (approximately $1,579), increasing to DKK 20,000 (approximately $3,393) on July 1, 2014. The lease can be terminated by either the Company or the landlord by giving the other 3 months notice. The Company gave notice terminating the lease agreement on February 27, 2015 thereby releasing the Company from the lease on May 31, 2015.

NOTE 6 — INCOME TAXES

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

As of March 31, 2015, the Company had net operating loss carry-forwards of approximately $2,416,813 for Danish tax purposes which do not expire and net operating loss carry-forwards of approximately $179,661 for U.S. Federal Tax purposes which expire through 2034, a portion of which shall be limited due to the change in control of the Parent.

The Company files U.S. and Danish income tax returns, and they are generally no longer subject to tax examinations for years prior to 2011 and 2008, respectively.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Excess of Tax over book depreciation Fixed assets	$12,711	$12,711
Excess of Tax over book depreciation Patents	52,041	52,041
Net Operating Loss Carry forward	2,416,813	2,380,106
Valuation Allowance	(2,481,565)	(2,444,858)
Total Deferred Tax Asset (Liabilities)	$-	$-

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

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INCOME TAXES (Continued)

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at March 31, 2015 and 2014:

	March 31, 2015	March 31, 2014
Computed Tax at Expected Statutory Rate	$(277,657)	$(144,858)
Non-US Income Taxed at Different Rates	97,996	44,858
Non-Deductable expenses	-	-
Valuation allowance	179,661	100,000
Income Tax Expense	$-	$-

The components of income tax expense (benefit) from continuing operations for the three months ended March 31, 2015 and 2014 consisted of the following

	2015	2014
Current Tax Expense
Danish Income Tax	$-	$-
Total Current Tax Expense	-	-
Deferred Income Tax Expense (Benefit)
Excess of Tax over Book Depreciation Fixed Assets	-	-
Excess of Tax over Book Depreciation Patents	-	-
Net Operating Loss Carry forwards	(179,661)	(100,000)
Change in the Valuation allowance	179,661	100,000
Total Deferred Tax Expense	$-	$-

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 7 — LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three month period ended March 31, 2015, and 2014:

	For the Three Months Ended
	March 31,
	2015	2014
Net (Loss)	(1,253,345)	(426,054)
Weighted average number of common shares used in basic earnings per share	9,533,290	6,880,278
Effect of dilutive securities, stock options and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	9,533,290	6,880,278

For the three months ended March 31, 2015 and 2014, the Company had no common stock equivalents.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock — The Company has 100,000,000 authorized shares of Common stock $0.0001. As of March 31, 2015 and December 31, 2014 there were 9,533,290 shares issued and outstanding, respectively.

Common Stock Issuances — On December 31, 2014, the Company received $2,000,000 in connection with a private offering of 400,000 shares of common stock at an offering price of $5.00 per share.

During the year ended December 31, 2014, pursuant to the Company’s offering of up to $12,000,000 (2,400,000 shares) of common stock at an offering price of $5.00 per share in an initial public offering pursuant to a registration statement effective on August 12, 2014, the Company sold 1,093,290 shares of common stock for gross proceeds of $5,466,450 less offering costs of $156,360.

Share Exchange Agreement/Reverse Acquisition — On February 12, 2014, in accordance with the terms and conditions of a Share Exchange Agreement (the "Share Exchange Agreement"), we completed the acquisition of 100% of the issued and outstanding capital stock  of  DanDrit Denmark (the “Share Exchange”) and as a result became DanDrit Denmark’s parent company (the “Parent”). In connection with the Share Exchange, each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of DanDrit USA’s common stock, par value $.0001 per share (the “Common Stock”) for an aggregate of 6,000,000 shares, including 185,053 shares of Common Stock reserved for issuance, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, to the DanDrit Denmark shareholders who did not consent to the Share Exchange and deemed issued and outstanding for accounting purposes. In addition, in connection with the Share Exchange (1) the sole shareholder prior to the Share Exchange agreed to cancel 4,400,000 shares of outstanding Common Stock owned by it and (2) the board of directors and executive management of DanDrit Denmark was appointed to serve as the Board of Directors and executive management of DanDrit USA effective upon the resignation of the sole officer and director of DanDrit USA prior to the closing of the Share Exchange.

On February 11, 2014 1,400,000 and 40,000 common shares of the Company were issued for consulting and legal services valued at $5 per share or $7,000,000 and $200,000, respectively. These shares were issued by the Company prior to the reverse acquisition of DanDrit Denmark and the $7,200,000 was closed out to additional paid in capital in connection with the recapitalization of DanDrit Denmark.

On February 12, 2014, upon the closing of the Share Exchange, the Company and the its majority shareholder immediately prior to the closing agreed to cancel up to 4,400,000 shares of our common stock. In addition, following the closing of the Share Exchange, DanDrit Biotech USA, Inc., a wholly owned subsidiary of the Company merged with and into the Company, thereby changing the Company’s name to “DanDrit Biotech USA, Inc.”

Voting — Holders of the Company’s common stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

Dividends — Holders of the Company’s common stock are entitled to receive ratably such dividends as our Board of Directors from time to time may declare out of funds legally available.

Liquidation Rights — In the event of any liquidation, dissolution or winding-up of affairs of the Company, after payment of all of our debts and liabilities, the holders of the Company’s common stock will be entitled to share ratably in the distribution of any of our remaining assets.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

Clinical Trial Agreement - On October 1, 2014 the Company’s subsidiary, DanDrit Biotech A/S signed a contract of collaboration with the University Hospital IRCCS “San Martino” - IST – National Institute for Cancer Research, known as the San Martino Hospital of Genoa. Dr. Alberto Sobrero, the Head of the Medical Oncology Unit at the San Martino Hospital, is principal investigator of the randomized multicenter study. The collaboration relates to a Phase III adjuvant study of DanDrit’s vaccine in patients with no evident disease (“NED”) stage IV colorectal cancer (“CRC”). The primary goal of the study is to evaluate the efficacy of DanDrit’s MelCancerVac® (“MCV”) in stage IV CRC patients rendered disease free after the completion of standard treatments in accordance with local practices.

Patient Name Use Program — On December 16, 2013, DanDrit Denmark entered into an agreement with a Dutch company (the “MCV Partner”) regarding a Patient Name Use Program (PNU) for the Company’s MCV. This program will allow DanDrit Denmark to sell MCV for a year of treatment (10 vaccines) to cancer patients through the MCV Partner. The MCV Partner offers a worldwide online platform providing access to non-registered medicines for patients with life threatening diseases. The MCV Partner is a turnkey solution and will be in charge of regulatory, recruitment, logistics, and pharmaco vigilance. The Company will pay the MCV Partner a royalty on a country to country basis for 20 years on MCV sales sold under the agreement. Either party may terminate the agreement with 180 days written notice.

Food and Drug Administration (FDA) — The FDA has extensive regulatory authority over biopharmaceutical products (drugs and biological products), manufacturing protocols and procedures and the facilities in which they will be manufactured. Any new bio product intended for use in humans is subject to rigorous testing requirements imposed by the FDA with respect to product efficacy and safety, possible toxicity and side effects. FDA approval for the use of new bio products (which can never be assured) requires several rounds of extensive preclinical testing and clinical investigations conducted by the sponsoring pharmaceutical company prior to sale and use of the product. At each stage, the approvals granted by the FDA include the manufacturing process utilized to produce the product. Accordingly, the Company’s cell systems used for the production of therapeutic or bio therapeutic products are subject to significant regulation by the FDA under the Federal Food, Drug and Cosmetic Act, as amended.

Product liability — The contract production services for therapeutic products offered exposes an inherent risk of liability as bio therapeutic substances manufactured, at the request and to the specifications of customers, could foreseeably cause adverse effects. The Company seeks to obtain agreements from contract production customers indemnifying and defending the Company from any potential liability arising from such risk. There can be no assurance, however, that the Company will be successful in obtaining such agreements in the future or that such indemnification agreements will adequately protect the Company against potential claims relating to such contract production services. The Company may also be exposed to potential product liability claims by users of its products. A successful partial or completely uninsured claim against the Company could have a material adverse effect on the Company’s operations.

Employment Agreements — The Company and its Subsidiary have employment agreements with officers of the Company.

Contingencies — The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceedings or claim contains an element of uncertainty, management does not expect a material impact on our results of operations or financial position.

Consulting Agreement — As of December 11, 2014, the Company entered into an agreement with Northern Biotech Fund SARL, an entity controlled by a shareholder of the Company. Northern Biotech Fund SARL provides consulting services to the Company in connection with planning and structuring a fund raising for the Company. In 2014 consultancy expenses were $148,395 and for the three month ended March 31, 2015 the consultancy expenses were $240,000.

DANDRIT BIOTECH USA, INC.

(FORMERLY PUTNAM HILLS CORP.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — Related Party Transactions

During the three month ended March 31, 2015 and 2014, the Company entered into various notes payable with shareholders of the Company (See Note 4).

On March 27, 2014 the Company entered into an operating lease agreement for office space from a shareholder of the Company (See Note 5). During the three months ended March 31, 2015 and 2014, the Company paid the related party DKK60,000 and DKK 0 or approximately $3,019 and $0, respectively.

During the three months ended March 31, 2015 and 2014, a law firm partially owned by the Company’s Chairman of the Board of Directors provided legal services of $60,381 and $100,912, respectively, to the Company. At March 31, 2015 and December 31, 2014, the Company had a payable to the firm in the amount of $200,857 and $212,438, respectively.

As of December 11, 2014, the Company entered into an agreement with Northern Biotech Fund SARL, an entity controlled by a shareholder of the Company. Northern Biotech Fund SARL provides consulting services to the Company in connection with planning and structuring a fund raising for the Company. During the three months ended March 31, 2015 and 2014 the Company expensed $240,000 and $0 under the agreement.

NOTE 11 — SUBSEQUENT EVENTS

The Company’s management reviewed material events through May 13, 2015.

On April 28, 2015 Robert Wolfe resigned as Chief Financial Officer of the Company and on May 1st, the Board appointed Lone Degn as the Chief Financial Officer of the Company.

On April 28, 2015 the Company entered into a service agreement with Fondazione Giscad per la Ricerca sui Tumori to support Dandrit in a clinical trial to be conducted in Italy.

On April 1st, 2015 DanDrit entered into a project agreement with IRCCS Azienda Ospedaliera Univeritaria San Martino IST- Istituto Nazionale per la ricerca sul Cancro to perform certain services with respect to a multicenter clinical trial.

On April 23, 2015, the Company entered into a collaboration agreement with Riyadh Pharma in Saudi Arabia to promote cooperation in the manufacturing and marketing of DanDrit's dendritic cell cancer vaccine.

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

On February 14, 2014, the Company filed a registration statement on Form S-1 (the “Registration Statement”) to register 2,400,000 shares of common stock at a purchase price of $5.00 per share in an initial public offering of up to an aggregate of $12,000,000 in gross proceeds. The Registration Statement was declared effective by the SEC on August 14, 2014 (the “Offering”). As of March 31, 2015, in connection with the Offering, the Company issued and sold an aggregate 1,493,290 shares of common stock for gross proceeds of $5,466,450 and total aggregate gross proceeds of $5,310,089 raised in the Offerings.

On December 31, 2014, the Company received $2,000,000 in connection with a private offering of 400,000 shares of common stock at an offering price of $5.00 per share.

On September 24, 2014, DanDrit Denmark signed a contract of collaboration with the University Hospital IRCCS “San Martino” - IST – National Institute for Cancer Research, known as the San Martino Hospital of Genoa. Dr. Alberto Sobrero, the Head of the Medical Oncology Unit at the San Martino Hospital, is principal investigator of the randomized multicenter study. The collaboration relates to a Phase III adjuvant study of DanDrit’s vaccine in patients with no evident disease (“NED”) stage IV colorectal cancer (“CRC”). The primary goal of the study is to evaluate the efficacy of DanDrit’s MelCancerVac® (“MCV”) in stage IV CRC patients rendered disease free after the completion of standard treatments in accordance with local practices.

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

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from our largest shareholders and the issuance of convertible notes, which over time have been converted into shares of our common stock. On December 31, 2014, the Company received $2,000,000 in connection with a private offering of 400,000 shares of common stock at an offering price of $5.00 per share.  During the year ended December 31, 2014, pursuant to the Company’s offering up to $12,000,000 (2,400,000 shares) of common stock at an offering price of $5.00 per share in an initial public offering pursuant to a registration statement effective on August 12, 2014, the Company sold 1,093,290 shares of common stock for gross proceeds of $5,466,450 less offering costs of $156,360. The Company used part of the proceeds to repay notes payable and related accrued interest totaling $1,432,213.

As of March 31, 2015 the Company had $3,434,935 in cash and working capital of $2,504,087 as compared to December 31, 2014, when the Company had $5,038,333 in cash and cash held in escrow and working capital of $3,288,685. The decrease in cash and working capital is primarily due to the Company’s efforts to secure financings through equity offering and expenses for research and development attributable to the Company engaging an entity to perform Phase IIb/III clinical trial of MelCancerVac™.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net Cash (Used by) Operating Activities	$(2,043,787)	$(437,746)
Net Cash (Used by) Investing Activities	2,029,502	(395,906)
Net Cash Provided by Financing Activities	$-	$865,976
(Gain) Loss on Currency Translation	440,389	3,354
Net Increase (Decrease) in Cash and Cash Equivalents	$426,104	$35,678

As of March 31, 2015, the Company is dependent upon the receipt of capital investment or other financing from related parties or other sources to fund its ongoing operations.

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

During 2014, the Company obtained $814,291 in related party notes payable. The Company repaid these notes plus notes previously obtain totaling $1,432,213 with proceeds from the sale of common shares during 2014.

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

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

The following table sets forth our revenues, expenses and net income for the three months ended March 31, 2015 and 2014. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended
	March 31,
	2015	2014	$ Change	% Change
Revenues	$-	$-	$-	-%

Cost of Goods Sold	44,622	17,739	26,883	152%

Gross (Loss)	(44,622)	(17,739)	(26,883)	152%

Operating Expenses
General and Administrative Expenses	372,996	326,428	46,568	14%
Research and Development Expenses	151,813	-	151,813	-
Depreciation and Amortization	4,055	6,794	(2,739)	(40)%
Consulting Expenses	291,998	61,145	230,853	378%
Total Operating Expense	820,862	394,367	426,495	108%

(LOSS) FROM OPERATIONS	(865,484)	(412,106)	(453,378)	110%

Other Income (Expense)
Interest (expense)	(1,540)	(13,999)	12,459	(89)%
Gain (loss) on Currency Transactions	(392,474)	-	(392,474)
Interest Income	6,153	51	6,102	11,965%
Total Other Income (Expense)	(387,861)	(13,948)	(373,913)	2,681%

(Loss) Before Income Taxes	(1,253,345)	(426,054)	(827,291)	194%

Income Tax Expense (Benefit)	-	-	-	-

NET (LOSS)	$(1,253,345)	$(426,054)	$(827,291)	194%

BASIC AND DILUTED LOSS PER SHARE	$(0.13)	(0.06)	$(0.07)	136%

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,533,290	6,880,278

Revenues

Revenues from operations for the three months ended March 31, 2015 and March 31, 2014 were $ 0 and $0, respectively. There were no sales of lysate under a compassionate use program by DanDrit Denmark during the three months ended March 31, 2015 and 2014.

Cost of Goods Sold

Our cost of goods sold was $44,622 and $17,739 during the three months ended March 31, 2015 and 2014, respectively, and was primarily associated with the production of lysate.

Gross Loss

Gross loss for the three months ended March 31, 2015 was $44,622 compared to gross loss of $17,739 for same period in 2014. The increase in the gross loss was due to lower sales and higher cost of goods sold for the three months ended March 31, 2015.

Expenses

Our operating expense for the three months ended March 31, 2015 totaled $820,862 representing an increase of $426,495 or 108% compared to $394,367 for the three months ended March 31, 2014. The largest contributors to the increase in operating expenses were fees associated with raising funds through a private offering in December 2014, audit expenses, salaries and research and development costs of $240.000, $23,225, $40,139 and $151,813 respectively, and a decrease in legal expenses of $59,080.

General and administrative expenses for the three months ended March 31, 2015 and 2014 were $372,996 and $326,428, respectively, representing an increase of $46,568, or 14%. This increase was due primarily to costs associated with the audit and salary expenses due to the resignation of the previous Chief Financial Officer. General and administrative expenses includes office rental, website management, insurance, and salaries.

Amortization expenses for the three months ended March 31, 2015 and 2014 were $4,055 and $6,794, respectively, related to the amortization of patents.

Research and Development for the three months ended March 31, 2015 and 2014 were $151,813 and $0, respectively. The difference in research and development expenses is attributable to the Company engaging an entity to perform Phase IIb/III clinical trial of MelCancerVac™.

Consulting expenses for the three months ended March 31, 2015 and 2014 were $291,998 and $61,145, respectively. The difference in consulting expenses is primarily due to fees associated with raising funds through a private offering in December 2014.

Other income (expense) net for the three months ended March 31, 2015 and March 31, 2014 were $(387,861) and $(13,948), respectively. Other expense is associated with interest on related party loans and losses on currency transactions.

Net Loss

Net loss for the three months ended March 31, 2015 was $(1,253,345) or $(0.13) per share comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and general and administrative expenses, compared to a net loss of $(426,054) or $(0.06) per share for the three months ended March 31, 2014 comprised of general and administrative expenses and interest expense, representing an increase of $(827,291) or 194%. In 2015, the losses increased is primarily due to the Company’s efforts to secure financings through debt and equity offerings and the Company engaging an entity to perform Phase IIb/III clinical trial of MelCancerVac™.

Cash Flows

Cash used by operating activities for the three months ended March 31, 2015 was $2,043,787, representing an increase of $1,606,041 or approximately 366% compared to cash used by operating activities of $437,746 for the three months ended March 31, 2014. The net cash used by operating activities was primarily due to fund raising efforts of the Company and the operations of DanDrit Denmark.

Assets

Total assets as of March 31, 2015 were $3,643,443 compared to $5,239,909 as of December 31, 2014. Total current liabilities decreased to $971,968 as of March 31, 2015 compared to $1,757,664 as of December 31, 2014. The decreases in total assets and in total current liabilities were mainly due to a decrease in cash held in escrow and a decrease in accrued expenses as of March 31, 2015, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information required by this Item.

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Share Exchange Agreement dated February 12, 2014. (2)

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 18, 2011.(2)

3.2	By-laws. (3)

3.3	Articles of Association of DanDrit Denmark, as amended, dated February 26, 2004. (2)

3.4	Certificate of Ownership and Merger, dated February 12, 2014. (2)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 12, 2014 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form S-1 filed with the SEC on February 14, 2014 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DanDrit Biotech USA, Inc.

Dated: May 13, 2015	By:	/s/ Eric J. Leire
Eric J. Leire
Chief Executive Officer (Principal Executive Officer)

Dated: May 13, 2015	By:	/s/ Lone Degn
Lone Degn
Chief Financial Officer (Principal Financial and Accounting Officer)

