Form 10-KT
period 2015-06-30
DanDrit Biotech USA, Inc.
filed 2015-09-30
CIK 1527728

 United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☐  Annual report under section 13 Or 15(d) of the securities exchange act of 1934

 For the fiscal year ended __________

☒  transition report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from January 1, 2015 to June 30, 2015

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

Fruebjergvej 3, Box 62

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

On June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $52,098,119.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 15, 2015, the number of shares of the registrant’s classes of common stock outstanding was 9,533,290.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Cautionary Language Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations". Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, the following:

●	all the risks inherent in the establishment of any new or early stage company, particularly one in proteomics, biotechnology or other research and development-intensive business;
●	the Company’s absence of significant sales or sales revenues and its limited history of operations including limited manufacturing and sales operations to date, which make it difficult to predict future performance;
●	operations that have required and will continue to require significant financial resources and working capital, without offsetting revenues from sales of products and services;
●	the need to make multiple assumptions in preparing forecasts and projections of any kind, and significant difficulties in predicting and forecasting accurately the expenses likely to be incurred and the revenues likely to be generated in the Company’s attempt to commercialize and sell its present and potential future products and services specifically for use in protein research;
●	significant competition in biotechnology generally, including from companies that are larger, have greater financial resources, have larger research and development budgets and programs, are more established and have greater market acceptance in the relevant markets;
●	the high rate of technological change or advancement in the field of protein research and biotechnology, and the related risks that innovation by a competitor may render the Company’s products obsolete or less desirable and that obsolescence of a product or service might occur before the product or service can gain market acceptance, significant levels of sales and revenues, or profitability;
●	the risk that the Company will have difficulties executing its intended business plan;
●	the risk that the Company’s research and development efforts will not succeed, or will not succeed in sufficient time, to allow commercialization and sales at levels sufficient to generate revenues in excess of expenses;
●	the need to raise additional capital and/or obtain other additional funding;
●	risks and uncertainties related to intellectual property rights, including the potential for expensive litigation concerning intellectual property issues;
●	potential barriers, risks, uncertainties and obstacles to the Company’s plans to manufacture its own products;
●	potential barriers, risks, uncertainties and obstacles to the Company’s ability to develop, introduce, and gain market acceptance for its products and services for protein research, for example because of perceived issues relating to quality and safety, customers’ reluctance to invest in new technologies and/or widespread acceptance of other technologies;
●	potential problems and difficulties managing growth, including potential challenges in implementing appropriate operational and financial systems, developing and then expanding and scaling up production, attracting and/or retaining good to excellent employees in all phases of anticipated future operations, expanding sales and marketing infrastructure and capabilities, providing adequate training and supervision to maintain high quality standards;
●	risks associated with the tightening or other adverse changes in the overall capital and credit markets and decreased availability of investment capital and/or credit, bank financing or other debt financing as and when needed or at favorable terms including fixed and/or low interest rates; and
●	other risks over which we have no control.

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

In June 2015, DanDrit’s Board of Directors approved a change to DanDrit’s fiscal year end from December 31 to June 30. In view of this change, this Form 10-K is a transition report, and includes financial information for the six-month transition period ended June 30, 2015, the six-month period ended June 30, 2014 (unaudited) and for the 12-month periods ended Dec. 31, 2014 and 2013. In Part I of this Form 10-K, years refer to calendar years, unless otherwise specified or apparent from the context.

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

As a smaller reporting company, each of the foregoing exemptions is currently available to us. We may take advantage of these exemptions until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which such fifth anniversary will occur in 2018 or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission, or if we issue more than $1.0 billion of non-convertible debt over a three-year-period. The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies; provided, however, that an emerging growth company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have not elected to opt out of the transition period.

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

DanDrit is headquartered in the USA and also runs operations from its subsidiary in Denmark. When clinical milestones are met (positive 12-month-interim results from comparative clinical trial), DanDrit intends to establish a dendritic cell cancer vaccine good manufacturing practices (GMP) laboratory in the United States.

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

DanDrit plans to conduct a randomized multicenter, company-sponsored Phase III clinical trial to determine the safety and efficacy of MCV as adjuvant therapy in advanced colorectal cancer. The purpose of the study will be to determine the ability of MCV to prevent recidivism in stage IV colorectal patients with no evidence of disease after resection of metastasis and chemotherapy. Using an Adaptive Design Clinical Study, which allows modification made to trial and/or statistical procedures of ongoing clinical trials based on accrued data, the study will evaluate MCV with standard of care against standard of care alone in 174 colorectal cancer patients using as primary endpoints Progression Free Survival at 18 months and Overall Survival. We anticipate that the first step of the comparative trial can be completed within three years

DanDrit has learned how to manufacture dendritic cells, immune cells forming part of the mammalian immune system with the main function of processing antigen material and presenting it on the surface to other cells of the immune system, functioning as antigen-presenting cells, in vitro from monocyte (a type of white blood cell) precursor cells taken from patients eligible for DanDrit’s therapies. The preparation of tumor lysate containing selections of cancer-specific non-self-antigens allows DanDrit to sensitize patients’ dendritic cells. The use of the patient’s own monocyte cells from peripheral blood (autologous cell therapy) overcomes the issues associated with non-self-allergic reactions to immune therapies.

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

We believe that non-core applications of dendritic cell technologies mastered by DanDrit have applications in infectious diseases and auto-immune diseases such as diabetes (seventh leading cause of death in the US). We believe that these other applications represent opportunities for out-licensing and cooperation. Where other companies have non-core technologies of relevance to DanDrit’s core business in dendritic cell cancer therapy, we will pursue a policy of cooperation and in-licensing.

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

Unsurprisingly, macrophages and dendritic cells are closely related. Both are derived from circulating blood cells known as monocytes, a type of white blood cell which constitutes roughly 10% of all white blood cells. Monocytes, macrophages and immature dendritic cells are all phagocytic cells, that is, they engulf and process foreign antigens. On activation by the uptake of antigen, dendritic cells mature and become mobile. The mobile mature dendritic cells are capable of stimulating T-lymphocytes through the expression of T-cell stimulatory antigens on their cell surfaces.

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

Figure 1 Principle of Dendritic Cell cancer vaccines

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

The Platform Technology, MelCancerVac®

MelCancerVac® (MCV) is a cellular immunotherapy for treatment of cancer. MCV has been studied in two cancers: Non-Small Cell Lung cancer (NSCLC) and colorectal cancer (CRC). The use of MCV is extended to other tumors in the mid-term such as the two types of esophageal cancers: esophageal squamous cell carcinoma (EC) and esophageal adenocarcinoma (EAC).

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

Furthermore, by exposing DanDrit’s proprietary melanoma tumor cell to 5-aza-deoxycytadine (5-aza-CdR/Decitabine), which is an inhibitor of DNA methylation, DanDrit has shown that derived tumor lysates (MCV5AZA) express a far wider range of tumor-specific antigens.

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

Figure 2 Comparison of tumor antigen expression in MCV with two patient biopsies

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

Clinical Trials Data and product approvals

Overall clinical results

No dendritic cell-based vaccination has to date demonstrated life-threatening side effects. The only potential adverse events associated with dendritic cell vaccines to date are a flu-like symptom with fevers (up to 39-40 degrees Celsius), chills, and headaches in some patients. The occurrence of these adverse events did not require additional treatment or hospitalization. Some patients may also develop a vitiligo, a skin condition in which there is a loss of brown color (pigment) from areas of skin, resulting in irregular white patches that feel like normal skin, when melanocyte differentiation antigens are used as targets in immunotherapy. However, this has not occurred, to DanDrit’s knowledge, with MCV in clinical trials that have been conducted to date.

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

ColoRectal Cancer (CRC) in Denmark

The clinical trial using MCV at the University Hospital of Copenhagen, Gentofte, in Denmark was an investigator sponsored trial. The principal investigator and sponsor of the trial was Dr. Anders Fischer, a recognized specialist in surgical oncology in Demark and the department head of the Dept. of Surgical Gastroenterology at Copenhagen University Hospital in Gentofte, who received a grant to fund the trials provided by the Aase & Einar Danielsen Foundation. Dr. Jacob Rosenberg, a professor and surgeon, working in the Dept. of Surgical Gastroenterology at Copenhagen University and Dr. Mogen Claesson, a director of DanDrit designed the trial and proposed it to Dr. Fischer to act as sponsor and principal investigator. Enrollment of CRC patients started in October 2004 and the study ended in September 2006. Certain DanDrit staff, including Dr. Rosenberg and Dr. Claesson, as well as two other employees of DanDrit Denmark at the time of the study closely collaborated with the researchers at Gentofte Hospital responsible for the day to day work of the study with respect to the study design, analysis and interpretation of data obtained in the Denmark CRC Trial.  In addition, the patents and proprietary knowledge of DanDrit and its employees were utilized in connection with the analysis and interpretation of the data that resulted from the study. The results and findings of the trial were published in established scientific journals (Phase I study: J Exp Clin Cancer Res. 2006 Jun;25(2):201-6., Phase II study, clinical data: Oncol Rep. 2008 Dec;20(6):1305-11., Immunological data: Acta Oncol. 2009;48(8):1157-64.), which were co-authored by Dr. Rosenberg, Dr. Claesson and the two other DanDrit staff researchers.

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

Primary endpoints of the study were tumor response according to RECIST criteria and quality of life (Burgdorf SK, Fischer A, Myschetzky PS, Munksgaard SB, Zocca MB, Claesson MH, Rosenberg J. Clinical responses in patients with advanced colorectal cancer to a dendritic cell based vaccine. Oncol Rep. 2008 Dec;20(6):1305-11. PubMed PMID:19020707) and secondary endpoints for the study were responses measured by immunological parameters (Burgdorf SK, Claesson MH, Nielsen HJ, Rosenberg J. Changes in cytokine and biomarker blood levels in patients with colorectal cancer during dendritic cell-based vaccination. Acta Oncol. 2009;48(8):1157-64. doi:10.3109/02841860903099964. PubMed PMID: 19863224).

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

Allogenic DC based vaccine: MCV2

First, DanDrit is developing MCV2 a 100% off-the-shelf dendritic cell vaccine through collaboration with the Etablissement Francais du Sang (EFS) / GeniusVac (France) pursuant to a Confidential Disclosure Agreement entered into in March 2013, with a Materials Transfer and Feasibility Study Agreement currently under negotiation. Through the proposed agreement, DanDrit would provide EFS with a certain quantity of its proprietary DDM-1.7 lysate, for the limited purpose of EFS using its GEN-T plasmacytoid DC line technology to conduct a feasibility study in collaboration with DanDrit, to demonstrate the potential efficacy of EFS’ technology and evaluate prospects of further cooperation between the parties. The GEN-T cell line is generated by EFS’ R&D laboratory in Grenoble. This cell line, loaded with tumor-derived antigenic peptides (HLA-A*0201 restriction) is being used as a cellular vaccine, to treat cancer patients. The DDM-1.7 lysate is produced by DanDrit to load autologous dendritic cells used to treat cancer patients. In this context, the main objective of the project is to determine if DDM1.7 lysate and GEN-T cell line can be combined to develop a new cancer vaccine. The main point is to validate that the GEN-T cell line, once loaded with the DDM1.7 lysate is able to present the DDM1.7-derived Ag to specific T lymphocytes. MCV2 is a cell-based immunotherapeutic product consisting of an irradiated plasmacytoid dendritic cell line presenting DanDrit’s proven lysate. DanDrit sourced the allogenic dendritic cells from EFS /GeniusVac. EFS/GeniusVac produces an allogenic plasmacytoid dendritic cells (pDCs) line that has demonstrated the induction of multi-specific and highly functional cytotoxic cell responses directed against tumor targets both In vitro and in vivo. These irradiated antigen-presenting pDCs have a strong power to induce specific antitumor response by cytotoxic DC8+ T-cells. The safety and efficacy allogenic pDC platform has been proven. Stimulation of PBMC from HLA-A*0201+ donors by HLA-A*0201 matched allogenic pDCs pulsed with tumor-derived peptides triggered high levels of antigen-specific and functional cytotoxic T cell responses (up to 98% tetramer+ CD8 T cells (a group of white blood cells known as lymphocytes and play a central role in cell-mediated immunity). The pDC vaccine demonstrated anti-tumor therapeutic in vivo efficacy as shown by the inhibition of tumor growth in a humanized mouse model. It also elicited functional tumor-specific T cells ex-vivo from PBMC and TIL of stage I-IV melanoma patients. Responses against MelA, GP100, tyrosinase and MAGE-3 antigens reached tetramer levels up to 62%, 24%, 85% and 43% respectively. pDC vaccine-primed T cells specifically killed patients’ own autologous melanoma tumor cells. This semi-allogenic pDC vaccine was more effective than conventional myeloid DC- based vaccines.

This Allogenic approach offers multiple advantages:

●	The vaccine could then be mass-produced in a unique manufacturing facility

●	Cost effective process

●	All manufacturing processes can then be out-sourced (DanDrit does not need to support its own GMP manufacturing facility)

●	The MCV2 vaccine could be more likely to have higher potential efficacy than MCV. The allogenic DCs are further regarded as MHC-incompatible foreign invaders. Then, they induce an inflammatory reaction that further promotes the recruitment and activation of endogenous DCs at the vaccination site. This hypothesis has now been verified in rat and mouse cancer models in which tumor growth was significantly reduced by therapeutic vaccinations with tumor-loaded allogenic DCs.

●	MCV2 is still using the clinically proven lysate used in MCV as cancer specific antigen

●	“One- To- Many”: the same drug product could be used to treat several patients (consistent with current pharma business model).

●	Fully standardizable product

●	Guarantee of homogeneity of the clinical trials

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

Other Future Products

Other cancers

DanDrit has already made progress with clinical trials of NSCLC and CRC. DanDrit is now focusing its clinical development on advanced colorectal cancer, but DanDrit may if opportunity arises extend its range of cancer targets to answer the desperate need for effective new therapies. As an illustration, bladder cancers or esophageal cancers may be such opportunities. The two types of esophageal cancers the esophageal squamous cell carcinoma (EC) and the esophageal adenocarcinoma (EAC) expressed MAGE -A. Worldwide, EC is the most frequent malignant esophageal cancer accounting for at least 10,000 deaths per year. But in Western countries, EAC is the most rapidly increasing cancer compared with other malignancies. Surgical resection is currently the only potential cure with or without neo-adjuvant or adjuvant chemo-and/or radiotherapy, the five year survival rate is less than 20%. At first presentation, approximately 50-60% of patients with esophageal cancer are not eligible for surgery and have a very poor outcome.

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

Non-Core Products – Out-licensing

Non-core patents are being developed for application in dendritic cell related applications that are not cancer-related. We believe that revenues from licensing such non-core products will support core product and core technology development.

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

Proposed Clinical Trial

The proposed PoC study with an adaptive design plans to enroll 174 stage IV colorectal cancer patients after surgical resection of metastases and chemotherapy. Regulatory authorities in the United States and Europe have published guidance documents on the use and implementation of adaptive design trials. These documents include descriptions of adaptive trials and a requirement for prospectively written standard operating procedures and working processes for executing adaptive trials, as well as a recommendation that sponsor companies engage with CROs that have the necessary experience in running such trials.

The proposed patients in the trial will therefore have no evidence of disease. The clinical study is designed as a randomized, multicenter, Phase IIb/III clinical study. Patients will be included after resection of their primary tumor and resectable metastases in liver and after appropriate peri- or post-operative chemotherapy by stratification and random assignment to a non-vaccine control group or a vaccine group receiving five vaccinations with 14-day administration intervals followed by ten vaccines with two-month intervals. Inclusion is planned to take place one month after finishing the last round of peri- or post-operative chemotherapy (FOLFOX or FOLFIRI) and after a negative tumor scan (head, thoracic and abdominal cavities) and normal CEA prior to inclusion in the vaccine or the control groups. In the event of disease progression, as verified by tumor scan during the vaccination schedule, vaccinations will be discontinued. The table below summarizes the key features of the proposed clinical study.

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

Phase IIb/III Overview

Purpose	To determine the safety and efficacy of our investigational vaccine in colorectal cancer and to determine its ability to prevent recidive in stage IV colorectal patients with no evidence of disease (after resection of metastases and chemotherapy)
Study Type	Interventional
Study design
Endpoint (primary)	Efficacy : Progression Free Survival at 18 months; Overall Survival
Endpoint (secondary)	Overall Survival; Carcino-Embryonic Antigen (CEA); Quality of Life
Intervention Model	Parallel assignment 174 patients
Allocation	Randomized
Adaptive Design	Purpose: seamless Phase II/III clinical trial
Treatment	Five vaccines bi-weekly (intra-dermal administration) followed by ten vaccines every two months
Location	Europe, and USA
Expected Duration	Three years
Eligibility

Stage IV colorectal cancer patients

After resection of metastases and no evidence of disease (CT scan and CEA back to normal)

          ●    Stratification for risk factor

Vaccine therapy given after FOLFOX or FOLFIRI (after completion of course of chemotherapy)

Independent data Management Committee	Pr. Axel Grothey (Mayo Clinic, USA)

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

Patient accrual and site selection

The proposed VIVA clinical trial will enroll 174 patients at 35 GISCAD sites in Italy. Additional patients (number to be estimated based on interim data) will be enrolled from the US.

The selected patient population will be easier to work with than the patients in Phase IIa. It is reasonable to expect the response rate to be greater for MCV, or for any immunotherapy, in a patient population with No evident Disease (NED). Consequently in this Phase IIb/III trial, patients will have to be NED, raising the likelihood that the immune system can generate a response against cancer as it re-occurs. We believe this may ultimately lead to better data from the Phase IIb/III trial. Careful selection of study sites using evidence based feasibility research, discussion with colorectal key opinion leaders (KOLs), contact with investigators at key sites and our past clinical experience in this indication and with cancer vaccines will be required. The GISCAD Foundation for Research on Cancer (GISCAD) in Italy (Pr. Sobrero) is recognized as among the world’s premier cancer research and treatment facilities and leaders in colorectal cancer research. As an illustration GISCAD conducted recently the TOSCA trial, a clinical trial evaluating FOLFOX-4 3 months vs. 6 Months and Bevacizumab as adjuvant therapy for patients with Stage II/III CRC.  The network of Italian hospitals enrolled 3,800 patients in the recent Thiazolidinediones or Sulfonylureas and Cardiovascular Accidents (TOSCA) trial.

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

The CRO’s pharmacovigilance scientists will prepare a Safety Management Plan to specifically outline the procedures to be followed and will train the site personnel to obtain, collect, verify, transmit and coordinate a timely and efficient manner.

In addition to reviewing assignment of causality, a DSMB will assist in the (proposed) interim assessment for efficacy and its constitution should be considered.

Regulatory

DanDrit will seek scientific advice from the European Medicines Agency EMEA (ATMP) in connection with the Phase IIb/III trials in Italy and will request a pre-Phase II/III meeting with the FDA. The CRO Regulatory Affairs group or GISCAD will provide preparation and assistance for the Scientific Advice process in EMEA including the following activities:

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

We anticipate seeking a clinical trial authorization to commence a Phase IIb/III trial in Italy which we anticipate will run over a three year period. DanDrit also has the option to evolve the Phase IIb to a Phase III trial through the use of an adaptive design. Ordinarily a drug requires two Phase III trials before it can apply for FDA approval. Consequently the first patient for Phase IIb could be considered commencement of ‘pivotal’ trials for MCV. Also, DanDrit intends to move to a pivotal trial in China with a Chinese partner. Currently, the China Food and Drug Administration offers a low-cost clinical development pathway for cancer drugs developed, manufactured and commercialized in China. A separate local CRO will be recruited for this Chinese trial. DanDrit intends to file an investigational new drug (IND) application with the FDA to initiate the process to permit manufacturing capability of MCV in the U.S. and to include U.S. patients in the Phase IIb/III trials initiated in Italy. Once an IND application has been filed in the U.S., we believe that we will be able to expand the Phase IIb/III trials initiated in Europe to the U.S., however we cannot estimate at this time when we will be able to begin enrolling U.S. patients in the trial.

Our Competitive Strengths

We believe our following strengths position us to increase our revenue and profitability:

●	Cutting Edge Technology. Immunotherapy is one of the waves of the future in cancer treatment.

●	Colorectal Market Potential. Colorectal cancer is a large market with a well identified unmet medical need for safe maintenance therapy. The clinical data for MCV to date gives the potential for the vaccine to eventually become the standard of care for maintenance therapy. We believe that MCV has the potential to alter the treatment paradigm by prolonging periods of remission after response to chemotherapy. If MCV works as expected in colorectal cancer, we believe it would likely prove beneficial in other tumors that over-express MAGE-A including lung, breast and esophageal cancer.

●	Regulatory Precedent. Dendreon with Provenge™, its prostate cancer vaccine, pioneered the regulatory pathway for MCV. Dendreon worked with the FDA to develop the protocols allowing a cellular therapy such as MCV to be approved for clinical use. DanDrit could be the next generation of dendritic cell vaccine with several improvements over its competition: stimulate a cellular immune response rather than just an antibody response, no need for leukapheresis to produce the vaccine, intradermal administration, convenience of an allogenic vaccine, polytopic approach but with a focus on the MAGE-A antigen family and reliable manufacturing.

●	Successful Use in Singapore. For the last five years, the Singapore National Cancer Center have provided MCV to colorectal cancer patients within an on-going compassionate use program in Singapore. Based on that experience, DanDrit is building a potential collaboration with a Chinese oncology pharma partner that may speed up large scale commercialization of MCV.

●	Strong IP Protection. The technology is patented with a long patent life. DanDrit owns 100% of the technology, without intellectual property issues.

Our Strategy

Our strategy is focused on conducting a proof-of-concept clinical trial in advanced colorectal cancer that may trigger a partnership deal that, if successful, should bring a significant return on investment (based on analysis of past acquisitions of peer cancer vaccine companies).

DanDrit intends to conduct a randomized multicenter clinical trial to determine the ability of MCV to prevent recidivism in stage IV colorectal patients with no evidence of disease after surgical resection of metastasis and chemotherapy. The same need for a safe effective maintenance therapy exists for stage III colorectal cancer patients with no evidence of disease after resection.

This VIVA comparative trial is planned to be completed within three years. DanDrit’s management is confident that upcoming clinical data will be the catalyst to unlock commercial revenues for DanDrit through either acquisition by pharmaceutical partner or licensing deals that would yield upfront and milestone payments as well as royalties.

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

Cancers Diagnosed (deaths in parentheses) each year

Region	Population 1,000,000s	All Cancer 1000s	NSCLC 1000s	CRC 1000s	Breast 1000s	Prostate 1000s	Pancreas 1000s
USA	300	1400 (560)	190 (125)	150 (50)	185 (40)	185 (30)	37 (30)
EU	500	2300 (900)	315 (205)	250 (85)	305 (67)	305 (50)	60 (50)
Combined	800	3700 (1300)	505 (330)	400 (135)	490 (107)	490 (80)	97 (80)

With the 12,667,500 estimated number of new cancer cases in 2008, cancer remains a large market opportunity. Cancer is still the main cause of death in developed countries – accounting for ~33% of death and remains an area of huge unmet medical need. The cancer market has a high growth potential for the coming years with an expected 7% annual growth rate for the years 2011- 2018. The American Cancer Society disclosed that there were 1,638,910 new cancer cases in the US for 2012 with 577,190 associated deaths.

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

Furthermore, the domestic market in China for cancer therapies is expected to grow due to a large aging population, expanded insurance coverage, higher government healthcare spending, rising disposable incomes and the high incidence of cancer among the population. In spite of recent price cuts, we believe that the market for cancer therapies in China represents a long-term opportunity based on the factors set forth above. In 2010, oncology agents (17.1%) ranked second in sales, at 17.1%, only after anti-infective agents (23.1%) and before cardiovascular drugs (13.4%). This market segment is expected to continue to grow at a CAGR of over 20% from 2009 to 2014.

Alliance Strategy

In addition to its lead compound MCV, DanDrit has built a pipeline of dendritic cell based cancer therapies, currently addressing 40% of all cancer-related deaths. MCV can be indicated to cancers over-expressing MAGE-A.  Cancers over-expressing MAGE-A include among others, lung cancer, colorectal cancer, breast cancer, and esophageal cancers.  The 2010 CDC cancer incidence and mortality statistics report listed 575,000 deaths by cancer in the US in 2010.  In the same 2010 CDC report, mortality of lung cancer (160,000 deaths), colorectal cancer (52,000 deaths), Breast cancer (41,000 deaths) and melanoma (9,500 deaths) summed up to 262,500 deaths.DanDrit intends to work with strategic partners to strengthen the in-house pipeline.

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

MT is a turnkey solution and will be in charge of regulatory, recruitment, logistics, and pharmacovigilance. DanDrit’s potential liabilities are limited to quality control of cGMP manufacturing of MCV. DanDrit expects several benefits from this agreement. First, in 2015 DanDrit anticipates short term revenue generation as MT will transfer payment as soon as a patient orders MCV. DanDrit also anticipates that this program may contribute to lowering the cost of manufacturing of the clinical lot through economy of scale. This program may also generate real life data for MCV.

Manufacturing

In 2011 and 2012, DanDrit has out-sourced the GMP manufacturing of its lysate. We believe that proving that our technology transfer was possible was a key step in finding and working with a future pharmaceuticals partner. DanDrit evaluated several possible EU-based contract manufacturing organizations (CMOs) and selected Cellin Technologies, a CMO based in Tallin, Estonia. The collaboration with Cellin Technologies in Estonia demonstrated that GMP production of lysate could not only be transferred but that the production could be scaled up. We consider that the potential economy of scale that can be expected in the cost of lysate production could become a competitive advantage versus other cancer vaccine companies using recombinant production of cancer-specific antigens (i.e. Mage-A3 from GSK). Also, the collaboration with the Estonian CMO is based on a pure fee-for-services basis and can be discontinued at any time without notice.

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

Furthermore, for security reasons, samples of the master cell banks are also stored at specialized cell storage facilities in England. In addition, samples of one working cell bank from the DDM1.7 cell line are stored at Cellin technologies in Estonia and PX Therapeutics in France for production purposes.

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

Governmental Regulation

Orphan Drug status for MCV

The United States and Europe may designate drugs for relatively small patient populations as orphan drugs. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process, but does make the product eligible for orphan drug exclusivity, reduced filing fees and specific tax credits. Generally, if a company receives the first marketing approval for a product with an orphan drug designation in the clinical indication for which it has such designation, the product is entitled to orphan drug exclusivity. Orphan drug exclusivity means that the FDA will not approve another application to market the same drug for the same indication, except in limited circumstances, for a period of seven years in the United States. This exclusivity, however, could block the approval of our proposed product candidates if a competitor obtains marketing approval before us. We plan to apply for orphan drug status for MCV to treat stage IV CRC with NED after surgical resection and chemotherapy if we meet the eligibility criteria. However, note that, even if we obtain orphan drug exclusivity MCV, we may not be able to maintain the status. For example, if a competitive product is shown to be clinically superior to our product, any orphan drug exclusivity we have will not block the approval of such competitive product.

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

We plan to have in the next 3 months 35 clinical trial sites in operation in Italy in our Phase III trial with MCV. We expect an increase in clinical lot manufacturing expenses in the next 9 months related to the ramp-up of our Phase 3 VIVA clinical trial and the related enrollment efforts.

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

Immatics Biotechnologies

The second direct competitor is Immatics (previously known as Biomira), a German biotech company who currently focuses its clinical efforts on a Phase III in Renal Cell Carinoma for its lead vaccine. However, Immatic also develops a vaccine in colorectal cancer (enter Phase I in 2012). Note that Immatic’s technology is peptide-based rather than a dendritic cell approach and that Immatics is targeting its vaccine toward early stage colorectal cancer rather than resected advanced colorectal cancer like Bavarian and DanDrit. This private German company only discovers and develops tumor-associated peptides for the immunotherapy of cancer. Immatics reported that they raised €53.8million in a Series C financing round to finance a Phase III pivotal trial of their lead product IMA901 which in data reported in June 2014 at ASCO demonstrated the potential to confer an overall survival benefit in patients with advanced renal cell carcinoma.

Other cancer vaccine companies

The global cancer vaccines market was $3,483.0m in 2010, after increasing at a compound annual growth rate (CAGR) of 63.7% during 2006--2010. During 2010--2018, the market is expected to record a CAGR of 12.7%, to reach $9,077.9m by 2018.

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

Employees

The Company currently has 3 full-time employees.

Facilities and Offices

The Company’s corporate headquarters are located in Symbion Science Park, Fruebjergvej 3, 2100 Copenhagen, Denmark and 375 Park Avenue, Suite 2607, New York, NY, 10152.  We lease approximately 1,108 square feet at our Symbion location which is used for work and storage of cells and biological material in freezers. The lease is for a term of three years until March 2016. The office in New York is a virtual office space that can be terminated with one month’s notice.

Until May 31, 2015 we occupied approximately 1,620 square feet at Bredgade 75, 3rd Floor, 1263 Copenhagen K, Denmark, which was used for office space. The Company does not anticipate renting additional office space in the near future.

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

RISKS ASSOCIATED WITH DANDRIT’S BUSINESS AND INDUSTRY

DanDrit lacks an established operating history on which to evaluate its business and determine if it will be able to execute its business plan. The Company can give no assurance that its operations will result in profits.

DanDrit was formed in January 2011 as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  On February 12, 2014, pursuant to the Share Exchange Agreement, DanDrit USA completed the acquisition of 100% of the issued and outstanding capital stock of  DanDrit Denmark, a Danish corporation formed in 2001, and as a result became DanDrit Denmark’s parent company.   DanDrit has a limited operating history that makes it difficult to evaluate its business.  DanDrit has not begun sales of its products, and cannot say with certainty when, if ever, it will begin to achieve profitability.  No assurance can be made that DanDrit will ever become profitable.

DanDrit has incurred losses in prior periods and expects to incur losses in the foreseeable future. DanDrit may never be profitable.

DanDrit had net losses for the six months ended June 30, 2015 and 2014 of $2,673,448 and $882,509 (unaudited), respectively, as well as net losses for the year ended December 31, 2014 and 2013 of $2,370,833 and $2,147,361, respectively. DanDrit expects to continue to sustain losses for the foreseeable future.

As sales of DanDrit’s products have generated minimal operating revenues, DanDrit has relied on loans and on sales of its debt and equity securities to continue operations. If DanDrit is unable to raise funds through sales of its securities or otherwise, there can be no assurance that DanDrit will be able to implement its business plan, generate sustainable revenue or ever achieve profitable operations. DanDrit expects to have operating losses until such time as it develops a substantial and stable revenue base. DanDrit cannot assure its investors that it can achieve or sustain profitability on a quarterly or annual basis in the future.

DanDrit may not be able to develop its vaccines to yield satisfactory results and they may never be approved for use by regulatory authorities. If DanDrit is unable to successfully commercialize its vaccines, the Company’s prospects, financial position, results of operations and future opportunities will be materially adversely affected.

None of DanDrit’s vaccine candidates has completed full clinical development. Because DanDrit’s vaccine candidates generally belong to new classes of cell therapy, they will require extensive further development, testing and funding before the Company can seek regulatory approval for any of these vaccines.

DanDrit’s prospects in the short term, including DanDrit’s ability to generate revenue and make new strategic alliances, depend on DanDrit’s ability to develop, obtain regulatory approval for and commercialize its current vaccine candidates with satisfactory results. If DanDrit fails to develop the vaccines DanDrit has in its pipeline, it will have a material adverse effect on DanDrit’s business, financial condition, results of operations and future growth opportunities.

There can be no assurance that DanDrit will succeed in implementing its Phase IIb/III clinical trials for advanced colorectal cancer so that the results of these clinical trials will support further preclinical or clinical studies, or that DanDrit will be able to develop new vaccine candidates or successfully commercialize any of those cancer vaccine candidates at a later time. If DanDrit does not do this, it cannot achieve its growth potential and this will have a material adverse effect on DanDrit’s prospects, financial position, results of operations and future opportunities.

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

DanDrit is a clinical-stage biopharmaceutical company which makes it difficult to assess its future viability.

DanDrit is a clinical-stage biopharmaceutical company. It has not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. For example, to execute its business plan, DanDrit will need to successfully:

●	execute on product (vaccine) candidate development activities;

●	obtain required regulatory approvals for the development and commercialization of its product candidates;

●	maintain, leverage and expand its intellectual property portfolio;

●	gain market acceptance for its products;

●	develop and maintain any strategic relationships it elects to enter into; and;

●	manage its spending as costs and expenses increase due to preclinical development, clinical trials, regulatory approvals and commercialization.

Even if DanDrit is unsuccessful in accomplishing these objectives, it may not be able to develop product candidates, raise capital, expand its business or continue its operations.

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

Since we are dependent on third parties to develop and commercialize our product candidates, any adverse change in these anticipated relationships will have a material adverse effect on our business, financial condition, and future growth opportunities.

Changes in regulatory requirements and regulations could have a material adverse effect on DanDrit.

DanDrit’s products are subject to extensive regulatory requirements, including public and/or regulatory limits set by the FDA and the European Medicines Agency (“EMA”). These laws and regulations, including those relating to reporting on safety, product safety and advertising and marketing of products are applicable to all aspects of DanDrit’s business.

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

If DanDrit or its affiliates do not comply with applicable regulatory requirements or comply with significant legislative changes. DanDrit or its affiliates can be fined or risk having regulatory approvals suspended or withdrawn, risking recall or seizure of products, restrictions on activities and/or civil or criminal prosecution, which could have a material adverse effect on DanDrit’s business, financial condition, results of operations and future growth opportunities. Furthermore, we cannot guarantee that our vaccine candidates will be approved by the regulating agencies.

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

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside of the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical studies conducted outside of the United States must be representative of the population for whom DanDrit intends to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trial conducted outside the United States, it would likely result in the need for additional trials within the United States, which would be costly and time-consuming and delay or permanently halt our development of MCV or any future vaccine candidates.

In connection with the anticipated filing of our IND application with the FDA, we plan to submit trial results for trials that we did not sponsor, which the FDA may refuse to consider.

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

DanDrit will be dependent on a number of external parties such as contract laboratories and clinical research organizations, and in some cases our collaborators to:

●	Implement preclinical studies (pharmacology, toxicology testing and safety pharmacological evaluations).

●	Provide DanDrit with vaccine materials and support DanDrit’s activities related to preclinical and clinical studies.

●	Implement, inspect and/or monitor some or all aspects of the preclinical or clinical studies with DanDrit’s product candidates.

●	Ensure compliance with regulatory requirements such as Good Clinical Practice, Good Manufacturing Practice (“GMP”) and Good Laboratory Practices.

●	Deliver IT services.

●	Produce vaccine drugs and vaccines in accordance with GMP.

The third parties DanDrit depends on may not be available when needed, or might not, if available, comply with all statutory and contractual requirements, and/or otherwise provide their services in a timely manner or in an acceptable manner.

DanDrit’s succes is dependent on its ability to recruit and retain qualified scientific and management personnel.

Recruiting and retaining qualified scientific and management personnel for the planning and execution of research and development; preparation of applications for intellectual property rights and regulatory approvals; and negotiating and maintaining cooperation with existing and new partners is essential for DanDrit.

There can be no assurance that DanDrit will be able to attract and retain such persons considering the demand for experienced employees from numerous pharmaceutical companies, chemical companies, specialized biopharmaceutical companies, universities and other research institutions. DanDrit’s employment contracts contain no limitation on competition that would prevent DanDrit’s current employees from being employed by DanDrit’s competitors or partners, if they choose to leave DanDrit.

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

If DanDrit’s employees commit fraud or other misconduct, including noncompliance with regulatory standards and requirements and insider trading, its business may experience serious adverse consequences.

DanDrit is exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards the Company has established, to comply with federal and state health-care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to DanDrit.

In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. DanDrit has adopted a Code of Business Conduct and Ethics but it is not always possible to identify and deter employee misconduct, and the precautions DanDrit takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against DanDrit, and DanDrit is not successful in defending itself or asserting its rights, those actions could have a significant impact on its business, including the imposition of significant fines or other sanctions.

DanDrit’s products may not achieve market acceptance. This would have a material adverse effect on the Company’s business, financial condition, results of operations and future growth opportunities.

The drugs DanDrit or its collaborators may develop may not gain market acceptance among physicians, patients, third-party payers and the medical community, even if they are approved by the applicable regulatory bodies for marketing. The degree of market acceptance of the products approved for sale depends on a number of factors, including:

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

DanDrit has no control over most of these factors. Furthermore, it may be difficult for DanDrit, to the extent that competitors are able to commercialize competing products before its vaccine candidates obtain regulatory approval, to develop a market for a vaccine because doctors, patients or third-party payers may have become accustomed to using a competing, existing product or for other reasons, even though its drug may be more effective or has other advantages.

If any of the vaccines DanDrit develops fail to achieve market acceptance in the future, the Company may not be able to generate significant revenue, which would have a material adverse effect on its business, financial condition, results of operations and future growth opportunities.

The use of DanDrit’s drugs or vaccine candidates may lead to unforeseen side effects. If any of our drugs or vaccine candidates is deemed to be unsafe, our business, financial condition, results of operations and future growth opportunities could be materially adversely affected.

All drugs are associated with a risk of allergic, immunologic genes or hypersensitivities. The Company tests for allergic and immunological genes actions in preclinical and clinical studies, but if any of its products cause other allergic or immunological reactions than those considered acceptable by patients, doctors or regulatory authorities, the Company or its collaborators may be required to conduct additional clinical trials that will cause delays and increase costs for the development of a product, or development may have to be terminated or suspended on the grounds that participants will be exposed to unacceptable health risks.

Even in cases where pre-clinical or clinical studies have been successful, or received regulatory approval, a product can later prove to be unsafe. The incidence of adverse events may make it necessary for the Company and for its collaborators to carry out further investigations and studies. If a product is determined to be unsafe, the Company and its collaborators can be fined or risk having regulatory approvals suspended or withdrawn, be required to cease selling activities relating to the product, be required to recall the product, be subject to seizure of products, or be exposed to civil or criminal prosecution. Any of these results could have a material adverse effect on the Company’s business, financial condition, results of operations and future growth opportunities.

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

We anticipate that PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the reimbursement we may receive for any approved product. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required the Centers for Medicare & Medicaid Services, or CMS, to reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which in turn serves as a base for 2014 and subsequent years. CMS also recently proposed to re-examine payment amounts for tests reimbursed under the Medicare clinical laboratory fee schedule due to changes in technology and, in addition, proposed to bundle the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. Such changes went into effect January 1, 2014. Levels of reimbursement may be impacted by current and future legislation, regulation or reimbursement policies of third-party payors in a manner that may harm the demand and reimbursement available for our products, which in turn could harm our future product pricing and sales. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

DanDrit faces extensive competition. If its vaccine candidates cannot compete successfully, its business, financial condition, results of operations and future growth opportunities could be materially, adversely affected.

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

DanDrit is likely to be exposed to product liability claims. If product liability lawsuits are successfully brought against the Company, its insurance may be inadequate. If a judgment were to exceed our insurance coverage, our business could be materially, adversely affected.

DanDrit will likely be exposed, by virtue of the nature of its business, to the risk of potential product liability claims, which is typical regarding the clinical development, manufacture and marketing of drugs. Even in cases where DanDrit has granted licenses to third parties to manufacture and sell its products, there can be no assurance that DanDrit will not be included in any product liability claims relating to these medicines, or claims by third parties, including DanDrit’s partners, for indemnity or other compensation from DanDrit in connection with any such claims.

DanDrit plans to obtain product liability insurance coverage once our clinical trials commence. However, the Company’s insurance coverage may not be sufficient to reimburse it for any expenses or losses it may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, the Company may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect it against losses due to liability. If and when the Company obtains marketing approval for its product candidates, it intends to expand its insurance coverage to include the sale of commercial products; however, the Company may be unable to obtain this product liability insurance on commercially reasonable terms. On occasion, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in the Company’s favor, could be substantial. A successful product liability claim or series of claims brought against the Company could cause its share price to decline and, if judgments exceed its insurance coverage, could decrease the Company’s cash and adversely affect its business.

DanDrit has insufficient funds to develop its business, which may adversely affect its future growth. Future funding may not be available to it on acceptable terms, or at all, which would force DanDrit to terminate, delay, reduce or suspend its operations, research and development programs and other commercialization efforts.

DanDrit will need to raise substantial additional capital to fund its operations and to develop and commercialize its products. As of June 30, 2015, December 31, 2014 and December 31, 2013, the Company had approximately $1,474,134, $5,038,333 and $96,262 in cash and cash equivalents, respectively. The Company currently has cash to sustain its operations for the next 6 months. The Company may need to sell equity securities or borrow funds in order to develop these growth strategies and its inability to raise the additional capital and/or borrow the funds needed to implement these plans may adversely affect its business and future growth.

The Company’s future capital requirements may be substantial and will depend on many factors including:

●	The Company’s clinical trial results, rates of progress and costs;

●	the cost, timing and outcomes of seeking FDA and other regulatory authority approval of its products;

●	the cost of filing and prosecuting patent applications and the cost of defending its patents;

●	the cost of prosecuting infringement actions against third parties;

●	subject to receipt of marketing approval, revenue received from sales of approved products, if any, in the future;

●	any product liability or other lawsuits related to its products;

●	the expenses needed to attract and retain skilled personnel; and

●	the costs associated with being a public company.

DanDrit does not have any committed external source of funds or other support for its operational or development efforts. Until it can generate a sufficient amount of product revenue to finance its cash requirements, which it may never do, DanDrit expects to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to the Company when it needs it or it may not be available on favorable terms. If the Company raises additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, it may have to relinquish certain valuable rights to MCV or potential future product candidates, technologies, future revenue streams or research programs, or grant licenses on terms that may not be favorable to it. If the Company raises additional capital through public or private equity offerings, the ownership interest of its existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect its stockholders’ rights.

If the Company raises additional capital through debt financing, it may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If it is unable to obtain adequate financing when needed, the Company may have to delay, reduce the scope of, or suspend one or more of its clinical studies or research and development programs or its commercialization efforts.

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

The patents protecting our proprietary technologies expire after a period of time. Currently, our patents have expiration dates ranging from 2021 through 2032. Although we have attempted to incorporate technology from our core patents into specific patented product applications, product designs and packaging to extend the lives of our patents, this approach may not be successful in protecting our proprietary technology. If we are not successful in protecting our proprietary technology, it could have a material adverse effect on our business, financial condition and results of operations.

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

We may unintentionally infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our products.

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

Assuming that our vaccine candidates receive regulatory approval and we begin the sale of these products, the factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

●	Actions taken by regulatory bodies relating to the verification, registration or health effects of our products;

●	The extent to which existing and newly developed products obtain market acceptance;

●	The timing and size of customer purchases;

●	Customer concerns about the stability of our business, which could cause them to seek alternatives to our solutions and products; and

●	Increases in raw material costs.

We will incur significant costs as a result of operating as a public company, and our management may be required to devote substantial time to compliance initiatives, which may have a material effect on our business.

As a public company, we incur significant legal, accounting and other expenses which, to date, have been in excess of $300,000 annually. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls as well as mandating certain corporate governance practices. Our management and other personnel devote a substantial amount of time and financial resources to these compliance initiatives

If we fail to staff our accounting and finance function adequately, or maintain internal control systems adequate to meet the demands that are placed upon us as a public company, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer. The costs of being a public company, as well as diversion of management’s time and attention, may have a material adverse effect on our business, financial condition and results of operations.

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

Our officers, directors, and five percent stockholders collectively own approximately 48% of our outstanding shares of common stock. In addition, these stockholders and previous stockholders of the Company’s subsidiary, DanDrit Denmark entered into a voting agreement in connection with the Merger, whereby they agreed to vote in favor of nominees for directors selected by the parties to the voting agreement as described therein. As a result, such entities and individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our controlling stockholders. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of the Company. Therefore, you should not rely on your ability to have any control over our Company.

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

Presently, our common stock is traded on the Over-the-Counter Markets, or OTC.QB, and we are in our early stages, therefore, an investment in the Company will require a long-term commitment, with no certainty of return. Presently there is limited trading in our stock and in the absence of an active trading market:

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

Even if an active trading market for our common stock develops, the market price of our common stock may be volatile.

Even if an active market for our common stock develops, of which no assurances can be given, the market price for our common stock may be volatile and subject to wide fluctuations in response to factors including the following:

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in financial or operational estimates or projections;

●	conditions in markets generally;

●	changes in the economic performance or market valuations of companies similar to ours; and

●	general economic or political conditions in the United States or elsewhere.

In particular, the market prices of biotechnology companies like ours have been highly volatile due to factors, including, but not limited to:

●	any delay or failure to conduct a clinical trial for our product or receive approval from the FDA and other regulatory agents;

●	developments or disputes concerning our product’s intellectual property rights;

●	our or our competitors’ technological innovations;

●	changes in market valuations of similar companies;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and

●	failure to complete significant transactions or collaborate with vendors in manufacturing our product.

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

1B. Unresolved Staff Comments

There are no unresolved staff comments.

Item 2. Properties

       Our corporate headquarters are located in Symbion Science Park, Fruebjergvej 3, 2100 Copenhagen, Denmark and 375 Park Avenue, Suite 2607, New York, NY, 10152, USA. The Company leases 2 locations as follows:

Location	Use	Terms
Symbion Science Park, Fruebjergvej 3, 2100 Copenhagen, Denmark	1,108 square feet used for work and storage of cells and biological material in freezers	The lease is for a term of three years until March 2016.

375 Park Avenue Suite 2607 New York, NY 10152	Virtual office space.	On March 25, 2015, the Company entered into an agreement for use of virtual office space at a rate of $375/month on a month-to-month basis, which can be terminated by either party on one month’s notice.

Bredgade 75, 3rd floor, DK-1263 Copenhagen K	2,000 square feet used for office space	The lease was terminated on May 31, 2015. The Company does not anticipate renting additional office space in the near future.

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

Six Months Ended June 30, 2015	High	Low
First Quarter	6.17	6.00
Second Quarter	6.25	2.06

Fiscal Year Ended December 31, 2014	High	Low
First Quarter (1)	-	-
Second Quarter (1)	-	-
Third Quarter (1)	-	-
Fourth Quarter (2)	-	-

(1) Not available for trading.

(2) The common stock was available to be traded on the Over-The-Counter Bulletin Board, but there were no trades during the quarter.

Holders of Common Stock

As of September 15, 2015 we had 9,533,290 shares of common stock issued and outstanding and approximately 60 stockholders of record.

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

Sales of Unregistered Securities

Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans

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

Change in Fiscal Year End

In June 2015, DanDrit’s Board of Directors approved a change to DanDrit’s fiscal year end from December 31 to June 30. In view of this change, this MD&A compares the financial statements as of and for the six months ended June 30, 2015 (the transition period) with the unaudited financial statements as of and for the six months ended June 30, 2014. References to 2015 refer to the transition period unless otherwise specified. We are also including a discussion and analysis of our financial statements for fiscal years ended December 31, 2014 and 2013.

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

Recent Developments

DanDrit Biotech A/S signs contract for collaboration contract relating to VIVA Phase III adjuvant study

In March 2015, DanDrit Denmark signed a final contract of collaboration with the University Hospital IRCCS “San Martino” - IST - National Institute for Cancer Research, better known as San Martino Hospital of Genoa (IST).  The collaboration relates to the VIVA Phase III adjuvant study of DanDrit vaccine in patients with no evidence of disease stage IV colorectal cancer (CRC). VIVA’s primary aim is to evaluate the efficacy of MCV in preventing relapse in stage IV CRC patients rendered Disease Free after completion of standard treatment according to local practices. IST is acting as Contract Research Organization for DanDrit. Prof. Alberto Sobrero is the Principal Investigator of this randomized multicenter study.

In March 2015, DanDrit Denmark also signed a contract of collaboration with the Fondazione Giscad per la Ricercasui Tumori (foundation for research on cancer) (GISCAD). GISCAD, the Gruppo Italiano per lo Studio dei Carcinoma dell’Apparato Digerente (Italian Group for the Study of Carcinoma of the Digestive Track) has conducted 46 phase II and III trials with the support and collaboration of AIFA (Italian Drug Agency) and involves 160 oncology centers in Italy. GISCAD will assist DanDrit in the identification, enrollment, compliance monitoring and management of the 30 clinical sites in Italy.

Negotiation with Etablissement Français du Sang (EFS) regarding the GeniusVac Technology

DanDrit has recently entered into a negotiation with the Etablissement Français du Sang (EFS) regarding access to their GeniusVac Technology. The GeniusVac technology is an Allogenic irradiated plasmacytoid dendritic cell line. This technology may allow DanDrit to develop a 100% off-the-shelf cancer vaccine. DanDrit has conducted and completed due diligence under a CDA. DanDrit and EFS are now working on a feasibility proof-of-concept test before establishing further collaboration.

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

RESULTS OF OPERATIONS

Six months ended June 30, 2015 compared to the six months ended June 30, 2014 (unaudited); year ended December 31, 2014 compared to the year ended December 31, 2013

The following table sets forth our revenues, expenses and net income for the six months ended June 30, 2015 and 2014 (unaudited) and for the years ended December 31, 2014 and 2013. The financial information below is derived from our audited consolidated financial statements included elsewhere in this report.

	For the Six Months Ended		For the Year Ended
	June 30,		December 31,
	2015	2014 (Unaudited)	2014	2013
Net Sales	$0	$0	$0	$32,768

Cost of Goods Sold	65,932	82,005	295,661	109,299

Gross Loss	(65,932)	(82,005)	(295,661)	(76,531)
Operating Expenses:
General and administrative expenses	739,189	747,505	1,644,918	1,233,683
Research and Development expenses	1,625,488	-	-	-
Depreciation and Amortization	7,973	9,756	18,981	38,297
Consulting expenses	295,983	140,942	469,666	390,437

Total Operating Expense	2,668,633	898,203	2,133,565	1,662,417

Loss from Operations	(2,734,565)	(980,208)	(2,429,226)	(1,738,948)
Other Income (Expense)
Interest (expense)	3,101	(35,764)	(84,550)	(652,703)
Gain on forgiveness of debt		-	-	49,016
Gain (loss) on currency transactions	(315,846)	218	(40,583)	19,541
Gain on derivative liability		-	-	175,732
Interest and other income	-	248	5,937	1

Total Other Income (Expense)	(312,745)	(35,298)	(119,196)	(408,413)

Loss Before Income Taxes	(3,047,310)	(1,015,506)	(2,548,422)	(2,147,361)
Income Tax Expense (Benefit)	(373,862)	(132,997)	(177,539)	-
Net Loss	(2,673,448)	(882,509)	(2,370,883)	(2,147,361)

BASIC AND DILUTED LOSS PER SHARE	$(0.28)	$(0.12)	$(0.32)	$(0.40)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,533,290	7,555,359	7,500,142	5,332,721

	For the Six Months Ended		For the Years Ended
	June 30,		December 31,
	2015	2014 (Unaudited)	2014	2013

(Net Loss)	$(2,673,448)	$(882,509)	$(2,370,883)	$(2,147,361)
(Currency Translation, Net of Taxes)	268,343	15,081	306,439	(219,470)

(Other Comprehensive Loss)	$(2,405,105)	$(867,428)	$(2,064,444)	$(2,366,831)

Comparison of the six months ended June 30, 2015 and June 30, 2014 and for the years ended December 31, 2014 and December 31, 2013

Revenues

Our net sales for the six months ended June 30, 2015 were $0 as compared to June 30, 2014, net sales were $0 (unaudited).

Our net sales for the year ended December 31, 2014 were $0 as compared to December 31,2013, net sales were $32,768, representing a year over year decrease in sales of $32,768 or 100%. This decrease was due to the discontinuation of the Singapore compassionate use program.

Cost of Goods Sold

Our cost of goods sold for the six months ended June 30, 2015 were $65,932 as compared to June 30, 2014, cost of goods sold were $82,005 (unaudited), representing a year over year decrease in cost of goods sold of $16,073 or 20%.

Our cost of goods sold increased by $186,362 or 171% during the year ended December 31, 2014, to $295,661, from $109,299 in cost of goods sold for the year ended December 31, 2013. The increase was due to additional costs of technology transfer of lysate manufacturing.

Gross Loss

Gross loss for the six months ended June 30, 2015 was $65,932 compared to a loss of $82,005 (unaudited) for same period in 2014, representing a decrease in the loss of $16,073, or 20%.

Gross loss for the year ended December 31, 2014 was $295,661 compared to a loss of $76,531 for same period in 2013, representing an increase in the loss of $219,130, or 286%. The increase in gross loss was due to no sales and higher cost of goods sold for the year ended December 31, 2014.

Expenses

Our operating expense for the six months ended June 30, 2015 totaled $2,668,633, representing an increase of $1,770,430 or 197% compared to $898,203 (unaudited) for the six months ended June 30, 2014. The largest contributor to the operating expenses for the six months ended June 30, 2015 is the increase in Research and development expenses of $1,625,488 attributable to the Company engaging an entity to perform VIVA phase III clinical trial.

Our operating expense for the year ended December 31, 2014 totaled $2,133,565, representing an increase of $471,148 or 28% compared to $1,662,417 for the year ended December 31, 2013. The largest contributors to the operating expenses for both years were the increase in legal expenses, consulting expenses, and salaries of $155,501, $135,854, and $100,549 respectively.

General and administrative expense for the six months ended June 30, 2015 was $739,189, compared to $747,505 (unaudited) for the six months ended June 30, 2014, representing a decrease of $8,316, or 1%. The net decrease was due primarily to a decrease in costs associated with legal and audit Fee and an increase in salary expenses due to the resignation of the previous Chief Financial Officer.

General and administrative expense for the year ended December 31, 2014 was $1,644,918 compared to $1,233,683 for the year ended December 31, 2013, representing an increase of $411,235, or 33%. This increase was due primarily to costs associated with the audit and the costs associated with becoming publically traded in November of 2014. General and administrative expenses include office rental, website management, insurance, and salaries.

Depreciation and amortization expenses for the six months ended June 30, 2015 and 2014 were $7,973 and $9,756 (unaudited), respectively, representing a decrease of 18%.

Depreciation and amortization expenses for the year ended December 31, 2014 and 2013 were $18,981 and $38,297, respectively, representing a decrease of 50%. This decrease was due primarily to the decrease in depreciable assets.

Consulting expenses for the six months ended June 30, 2015 totaled $295,983 compared to $140,942 (unaudited) for the six months ended June 30, 2014, representing an increase of $155,041, or 110%. This increase was primarily due to fees associated with raising funds through a private offering in December 2014

Consulting expenses for the year ended December 31, 2014 totaled $469,666 compared to $390,437 for the year ended December 31, 2013, representing an increase of $79,229, or 21%. During 2014, we employed consultants to assist us with the valuation of DanDrit Denmark in preparation for the Share Exchange, the preparation of the S-1 registration statement that was effective on August 12, 2014, and consultants for our VIVA phase III clinical trial.

Other income (expense) net for the six months ended June 30, 2015 and 2014 were ($312,745) and ($35,298) (unaudited), respectively, representing an increase of 786%. This increase was due primarily to the losses on currency transactions.

Other income (expense) net for the year ended December 31, 2014 and 2013 were ($119,196) and ($408,413), respectively, representing an increase in other income of $289,217 or 70%. This increase was due primarily to decrease in interest expense of $568,153 for the year ended December 31, 2014.

Net Loss

Net loss for the six months ended June 30, 2015 was $2,673,448 compared to $882,509 (unaudited) for the six months ended June 30, 2014, representing an increase of $1,790,939, or 203%. The increase in the net loss for the six months ended June 30, 2015 is primarily due to the increase in the total operating expenses of $1,770,430.

Net loss for the year ended December 31, 2014 was $2,370,883 compared to $2,147,361 for the year ended December 31, 2013, representing an increase of $223,522, or 10%. The increase in the net loss for the year ended December 31, 2014 is primarily due to the increase in the general and administrative expenses of $411,235.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from our largest shareholders, the issuance of convertible notes (which over time have been converted into shares of our common stock) and the sale of common stock. At June 30, 2015, we had cash and cash held in escrow of $1,474,134 and working capital of $910,522. At December 31, 2014, we had cash of $3,008,831 and working capital of $3,288,685. At December 31, 2013, we had cash of $18,794 and working capital deficit of ($1,993,145).

As of June 30, 2015, the outstanding balance of $38,235 for professional fees paid by a shareholder and amounts advanced to the Company are reported as notes payable - related party. The $38,235 notes payable were acquired in the reverse acquisition. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

A 6% promissory note payable to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange.  As of June 30, 2015, the outstanding balance on the note, including accrued interest, was $44,879. During the six months ended June 30, 2015 the Company recorded related party interest on the note of $2,126. During the twelve months ended December 31, 2014 the Company recorded related party interest on the note of $619.

 While the Company has incurred significant losses from inception and has insufficient working capital given its projected losses and planned phase III testing of its product, we have committed sources of capital. On July 10, 2015 the Company received a capital increase commitment on $1,000,000 from a shareholder of the Company. The commitment expires on July 10, 2016. Also on July 10, 2015 the Company received a capital increase commitment on $1,000,000 from an individual. The commitment expires on July 10, 2016. We believe that our cash together with available funds from other potential sources of funds, such as loans and commitments from shareholders, will be sufficient to fund our anticipated working capital needs and capital spending requirements for the next twelve months. However, if we were to incur any unanticipated expenditures, such circumstances could put a substantial burden on our cash resources. The Company plans to raise additional capital as needed through the sale of additional common shares and the future compassionate use sales of our product.

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

Cash Flows

Six months ended June 30, 2015 compared to the six months ended June 30, 2014 (unaudited) and year ended December 31, 2014 compared to the year ended December 31, 2013

Cash loss from operating activities for the six months ended June 30, 2015 was $3,831,079, representing an increase in the loss of $3,189,103 compared to the cash loss from operating activities of $641,976 (unaudited) for the six months ended June 30, 2014. This increase was primarily due to the increase in the research and development cost.

Cash loss from operating activities for the year ended December 31, 2014 was $2,034,175, representing a decrease in the loss of $96,453 compared to the cash loss from operating activities of $2,130,628 for the year ended December 31, 2013. This decrease was primarily due to a decrease in total interest expenses and an increase of in research and development income tax credit.

Changes in assets and liabilities as of June 30, 2015 compared to June 30, 2014 (unaudited) included the following:

For the six months ended June 30, 2015, other receivables increased $424,109 primarily for research and development tax credits, related party payables increased $153,597, accounts payable decreased $198,666 and accrued expenses decreased $717,521. For the six months ended June 30, 2014 (unaudited) other receivables increased $59,870 and accounts payable and accrued expenses increased $120,365 and $156,114, respectively.

Changes in assets and liabilities as of December 31, 2014 compared to December 31, 2013 included the following:

For the year ended December 31, 2014, other receivables decreased $17,440 primarily for value added tax receivable, related party payables increased $212,438, accounts payable increased $162,950 and accrued expenses decreased $124,309. For the year ended December 31, 2013 other receivables decreased $56,346 and accounts payable and accrued expenses decreased $2,674 and $406,152, respectively.

Cash used in investing activities was ($976,513) for the six months ended June 30, 2015, as compared to cash used in investing activities of $69,640 (unaudited) for the six months ended June 30, 2014. From time to time the Company attorney holds cash balance in escrow.

Cash used in investing activities was $1,952,034 for the year ended December 31, 2014, as compared to cash used in investing activities of $105,015 for the year ended December 31, 2013. Cash used for investing activities increased during the year ended December 31, 2014 primarily due to an increase in the amount of $1,952,034 of cash held in escrow.

Cash provided by financing activities was $0 for the six months ended June 30, 2015 as compared to cash provided by financing activities of $858,765 (unaudited) for the six months ended June 30, 2014. During six month ended June 30, 2014 the Company received related party loans of $858,765, which were subsequently repaid.

Cash provided by financing activities was $6,669,807 for the year ended December 31, 2014 as compared to cash provided by financing activities of $2,469,526 for the year ended December 31, 2013. The increase of approximately $4,200,281 in cash provided by financing activities in the year ended December 31, 2014, compared to the year ended December 31, 2013, was due to cash received in connection with sale of common stock of the Company.

Off Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at June 30, 2015, December 31, 2014 and December 31, 2013	F-2

Consolidated Statements of Operations for the Six Months Ended June 30, 2015 and 2014 (Unaudited); Years Ended December 31, 2014 and 2013	F-4

Consolidated Statement of Other Comprehensive Income for the Six Months Ended June 30, 2015 and 2014 (Unaudited); Years Ended December 31, 2014 and 2013	F-5

Consolidated Statement of Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2015; Years Ended December 31, 2014 and 2013	F-6

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2015 and 2014 (Unaudited); Years Ended December 31, 2014 and 2013	F-7

Notes to the Consolidated Financial Statements	F-8

4397 South Albright Drive, Salt Lake City, UT 84124

(801) 277-2763 Phone • (801) 277-6509 Fax

Board of Directors

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

P.O. Box 189

Randolph, VT 05060

We have audited the accompanying consolidated balance sheets of DanDrit Biotech USA, Inc. and Subsidiary as of June 30, 2015, December 31, 2014 and 2013, and the related consolidated statements of operations, consolidated other comprehensive income, consolidated stockholders’ equity (deficit) and consolidated cash flows for the six months ended June 30, 2015 and years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting for the six months ended June 30, 2015. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the six months ended June 30, 2015. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of DanDrit Biotech USA, Inc. and Subsidiary as of June 30, 2015, December 31, 2014 and 2013 and the consolidated results of their operations and their consolidated cash flows for the six months ended June 30, 2015 and years ended December 31, 2014, and 2013, in conformity with generally accepted accounting principles in the United States of America.

/s/ Gregory& Associates, LLC.

September 28, 2015

Salt Lake City, Utah

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	Balance at	Balance at	Balance at
	June 30, 2015	Dec 31, 2014	Dec 31, 2013
Assets
Current Assets:
Cash (1)	$421,145	$3,008,831	$18,794
Cash held in escrow (2)	1,052,989	2,029,502	77,468
Other receivables	432,125	8,016	25,456
Prepaid expenses	-	-	19,774

Total Current Assets	1,906,259	5,046,349	141,492

Property and Equipment, net accumulated depreciation	-	-	-

OTHER ASSETS:
Definite life intangible assets	164,046	186,414	231,615
Deferred stock offering costs	-	-	67,000
Deposits	2,572	7,146	10,360

Total Other Assets	166,618	193,560	308,975

Total Assets	2,072,877	5,239,909	450,467

The accompanying notes are an integral part of these financial statements.

	Balance at	Balance at	Balance at
	June 30, 2015	Dec 31, 2014	Dec 31, 2013
Liabilities and Shareholder's Equity

Current Liabilities:
Notes payable - related party, current portion	100,614	99,951	728,001
Accounts payable - trade	512,783	711,449	548,501
Accounts payable - related party	366,035	212,438	-
Accrued expenses	16,305	733,826	858,135

Total Current Liabilities	995,737	1,757,664	2,134,637

Long Term Liabilities
Notes payable - related Party	-	-	-
Notes payable - Dandrit (3)	-	-	-

Total Long-Term Liabilities	-	-	-

Total Liabilities	995,737	1,757,664	2,134,637

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock; par value 0.0001, 100,000,000 shares authorized, 9,533,290 issued and outstanding at June 30, 2015, 9,533,290 issued and outstanding at December 31, 2014, and 6,000,000 shares issued and outstanding at December 31, 2013	953	953	600
Additional paid-in capital	25,098,050	25,098,050	17,867,546
Other comprehensive income, net	543,592	275,249	(31,190)
Accumulated Deficit	(24,565,455)	(21,892,007)	(19,521,126)

Total Stockholders' Equity (Deficit)	1,077,140	3,482,245	(1,684,170

Total Liabilities and Stockholders' (Deficit)	$2,072,877	$5,239,909	$450,467

The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Six Months Ended		For the Year Ended
	June 30,		December 31,
	2015	2014 (Unaudited)	2014	2013
Net Sales	$-	$-	$-	$32,768

Cost of Goods Sold	65,932	82,005	295,661	109,299

Gross Loss	(65,932)	(82,005)	(295,661)	(76,531)
Operating Expenses:
General and administrative expenses	739,189	747,505	1,644,918	1,233,683
Research and Development expenses	1,625,488	-	-	-
Depreciation and Amortization	7,973	9,756	18,981	38,297
Consulting expenses	295,983	140,942	469,666	390,437

Total Operating Expense	2,668,633	898,203	2,133,565	1,662,417

Loss from Operations	(2,734,565)	(980,208)	(2,429,226)	(1,738,948)
Other Income (Expense)
Interest (expense)	3,101	(35,764)	(84,550)	(652,703)
Gain on forgiveness of debt		-	-	49,016
Gain (loss) on currency transactions	(315,846)	218	(40,583)	19,541
Gain on derivative liability	-	-	-	175,732
Interest and other income	-	248	5,937	1
Total Other Income (Expense)	(312,745)	(35,298)	(119,196)	(408,413)

Loss Before Income Taxes	(3,047,310)	(1,015,506)	(2,548,422)	(2,147,361)
Income Tax Expense (Benefit)	(373,862)	(132,997)	(177,539)	-
Net Loss	(2,673,448)	(882,509)	(2,370,883)	(2,147,361)

BASIC AND DILUTED LOSS PER SHARE	$(0.28)	$(0.12)	$(0.32)	$(0.40)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC AND DILUTED	9,533,290	7,555,359	7,500,142	5,332,721

WEIGHTED AVERAGE BASIC AND DILUTED LOSS PER SHARE	$(0.28)	$(0.12)	$(0.32)	$(0.40)

The accompanying notes are an integral part of these financial statements.

F-4

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	For the Six Months Ended		For the Year Ended
	June 30,		December 31,
	2015	2014 (Unaudited)	2014	2013

(Net Loss)	$(2,673,448)	$(882,509)	$(2,370,883)	$(2,147,361)
(Currency Translation, Net of Taxes)	268,343	15,081	306,439	(219,470)

(Other Comprehensive Loss)	$(2,405,105)	$(867,428)	$(2,064,444)	(2,366,831)

The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

For the Six Months Ended June 30, 2015 and Years Ended December 31, 2014 and 2013

			Additional	Accumulated	Other
	Common Stock		Paid in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)

BALANCE, December 31, 2012	5,318,151	$532	$12,817,122	$(17,373,765)	$188,280

Common shares issued upon conversion of bond payable - related party and derivative liability at $9.00 per shares, December 2013	261,665	26	2,353,322	-	-

Common shares issued in payment of notes payable - related party at $6.42 per shares, December 2013	144,321	14	926,372	-	-

Common shares issued in payment of notes payable - related party at $6.42 per shares, December 2013	275,863	28	1,770,730	-	-

Equity Adjustment for Foreign Currency Translation Year Ended December 31, 2014	-	-	-	-	(219,470)

Net Loss for the Year Ended December 31, 2013	-	-	-	(2,147,361)	-

BALANCE, December 31, 2013	6,000,000	$600	$17,867,546	$(19,521,126)	$(31,190)

To record the recapitalization of Subsidiary in connection with the February 12, 2014 Share Exchange Agreement where in the Dandrit Biotech USA Inc. (“Parent”) issued 6,000,000 common shares to acquire Dandrit Biotech A/S (“Subsidiary”) Dandrit Biotech USA Inc, (Formerly Putnam Hills Corp),	2,040,000	204	(79,436)	-	-

To record the issuance of 4,000 and 141,000 common shares on September 4, 2014 in connection Initial Public Offering valued at $5 per share or $4,000 and $141,000, respectfully. Net of stock offering cost of $67,000	145,000	14	657,985	-	-

To record the issuance of 100 common shares on September 24, 2014 in connection Initial Public Offering valued at $5 per share or $500.	100	0.01	500	-	-

To record the issuance of 889,690 common shares in October, 2014 in connection Initial Public Offering valued at $5 per share or $4,358,879 net of stock offering cost of $89,360	889,690	89	4,359,001	-	-

To record the issuance of 58,500 common shares on November 13, 2014 in connection Initial Public Offering valued at $5 per share or $292,500.	58,500	6	292,494	-	-

To record the issuance of 400,000 common shares on December 31, 2014 in connection private placement valued at $5 per share or $2,000,000.	400,000	40	1,999,960	-	-

Equity Adjustment for Foreign Currency Translation Year Ended December 31, 2014	-	-	-	-	306,439

Rounding	-	-	-	2	-

Net Loss for the year Ended December 31, 2014	-	-	-	(2,370,883)	-

BALANCE, December 31, 2014	9,533,290	$953	$25,098,050	$(21,892,007)	$275,249

Equity Adjustment for Foreign Currency Translation for the six months ended June 30, 2015.	-	-	-	-	268,343

Net Loss for the Six Months Ended June 30, 2015	-	-	-	(2,673,448)	-

BALANCE, June 30, 2015	9,533,290	$953	$25,098,050	$(24,565,455)	$543,592

 The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended		For the Year Ended
	June 30,		December 31,
	2015	2014 (Unaudited)	2014	2013
Cash Flows from Operating Activities:
Net (Loss)	$(2,673,448)	$(882,509)	$(2,370,883)	$(2,147,361)

Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	22,368	11,117	45,201	38,297
Accrued Interest on Notes Payable – Related Party	2,126	-	-	-
(Gain)/Loss on sale of subsidiary	-	-	-	(1)
Accretion of discount on bond payable	-	-	-	502,465
(Gain)/Loss on derivative liability	-	-	-	(175,732)
Changes in assets and liabilities:
(Increase) decrease in other receivable,	(424,109)	(59,870)	17,440	56,346
(Increase) decrease in prepaid expenses & deposits	4,574	12,807	22,988	4,183
Increase (decrease) in accounts payable	(198,666)	120,365	162,950	(2,674)
Increase (decrease) in accounts payable – related party	153,597	-	212,438	-
Increase (decrease) in accrued expenses	(717,521)	156,114	(124,309)	(406,151)

Total Adjustments	(1,157,631)	240,533	336,708	16,733

Net Cash (Used) by Operating Activities	(3,831,079)	(641,976)	(2,034,175)	(2,130,628)

Cash Flows from Investing Activities:
Proceed from sale of subsidiary		-	-	1
Net decrease (increase) in cash held in escrow	976,513	(69,640)	(1,952,034)	(77,468)
Purchase of intangible assets	-	-	-	(27,548)

Net Cash Used by Investing Activities	976,513	(69,640)	(1,952,034)	(105,015)

Cash Flows from Financing Activities:
Proceeds from notes payable - related party	-	858,765	814,291	2,754,662
Proceeds from stock sales	-	-	7,377,089	-
Payment of stock offering costs	-	-	(89,360)	(67,000)
Payments on notes payable - related party	-	-	(1,432,213)	(218,136)

Net Cash Provided by Financing Activities	-	858,765	6,669,807	2,469,526

(Gain) loss on Currency Translation	266,880	15,081	306,439	(219,470)

Net Increase (Decrease) in Cash and Cash Equivalents	(2,587,686)	162,230	2,990,037	14,413

Cash and Cash Equivalents at Beginning of Period	$3,008,831	$18,794	$18,794	$4,381
Cash and Cash Equivalents at End of Period	$421,145	$181,024	$3,008,831	$18,794
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for
Interest	1,467	-	82,816	12,632
Income Taxes	-	-	-	-
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accretion of discount on bond payable	-	-	-	502,465
Change in fair market value of derivative liability	-	-	-	(175,732)

The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

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

Year End — In June 2015, DanDrit’s board of directors approved a change to DanDrit’s fiscal year end from December 31 to June 30.

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

Consolidation — For the six months ended June 30, 2015 and 2014, the consolidated financial statements include the accounts and operations of the DanDrit Denmark, and the accounts and operations of DanDrit USA. All material inter-company transactions and accounts have been eliminated in the consolidation.

Functional Currency / Foreign currency translation — The functional currency of DanDrit Biotech A/S is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the six months ended June 30, 2015 and years 2014 and 2013. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in a financial institution in the United States in excess of federally insured States amounts at June 30, 2015 of $0, December 31, 2014 of $2,508,759 and $0 at December 31, 2013. In May 2015 the cash balances were transferred to a financial institution in Denmark and a trust account at the Lett Law firm. At June 30, 2015 we had cash and cash held in escrow balances of $1,474,134.

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

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

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

Research and Development Expenses — The Company expenses research and development expenses incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our MAGE –A dendrite cell cancer therapy. Research and development expenses were included in operating expenses for the six months ended June 30, 2015 with the amount of $1,625,488. There were no research and development costs for the six months ended June 30, 2014 (unaudited) and years ended December 31, 2014 and 2013.

Our research and development expenses may fluctuate substantially from quarter to quarter depending on the clinical studies and the timing of samples supporting the clinical studies..

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

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

We report our derivative liabilities at fair value on the accompanying balance sheets as of June 30, 2015 and December 31, 2014 and 2013.

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

Reclassification — The financial statements for the period ended June 30, 2014 (unaudited) and December 31, 2014 and 2013 have been reclassified to conform to the headings and classifications used in the June 30, 2015 financial statements.

Alleviated going concern — While the Company has incurred significant losses from inception and has insufficient working capital given its projected losses and planned phase III testing of its product, we have committed additional sources of capital. On July 10, 2015 the Company received a capital increase commitment on $1,000,000 from a shareholder of the Company. The commitment expires on July 10, 2016. Also on July 10, 2015 the Company received a capital increase commitment on $1,000,000 from an individual. The commitment expires on July 10, 2016 . We believe that our cash together with available funds from other potential sources of funds, such as loans and commitments from shareholders, will be sufficient to fund our anticipated working capital needs and capital spending requirements for the next twelve months alleviating the going concern. However, if we were to incur any unanticipated expenditures, such circumstances could put a substantial burden on our cash resources. The Company plans to raise additional capital as needed through the sale of additional common shares and the future compassionate use sales of our product.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2015, December 31, 2014 and December 31, 2013:

	Useful	June 30,	December 31,	December 31,
	Life	2015	2014	2013
Lab equipment and instruments	4-6	$164,778	$178,547	$194,143
Computer equipment	4-6	56,436	61,151	66,493
		221,214	239,698	260,636
Less Accumulated Depreciation		(221,214)	(239,698)	(260,636)
Net Property and Equipment		$-	$-	$-

Depreciation expense amounted to $0 and $858 (unaudited) for the six months ended June 30, 2015 and 2014, respectively, and $0 and $2,706 for the year ended December 31, 2014 and 2013, respectively. The Company’s property and equipment is held as collateral on the notes payable related party.

NOTE 3 — DEFINITE-LIFE INTANGIBLE ASSETS

At June 30, 2015, December 31, 2014 and December 31, 2013, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products and processes of $164,046, $186,414 and $231,615, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the six months ended June 30, 2015 and 2014 was $7,973 and $13,742 (unaudited), respectively, and for the years ended December 31, 2014 and 2013 was $18,981 and $38,297, respectively. Expected future amortization expense for the years ended are as follows:

Year ending June 30,
2016	$15,964
2017	15,985
2018	15,985
2019	15,985
2020	16,029
Thereafter	84,098
$164,046

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consists of the following as of June 30, 2015, December 31, 2014 and December 31, 2013:

	June 30,	December 31,
	2015	2014	2013

Non-Interest Bearing Loan Payable Sunrise Financial Group Inc.	$38,235	$38,235	$-
Note Payable ML Group	17,500	18,963	21,557
6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC	44,879	42,753	-
5% Note Payable - Sune Olsen Holding ApS	-	-	521,390
5% Note Payable - Sune Olsen	-	-	185,054
Total Notes Payable – Related Party	100,614	99,951	728,001
Less Current Maturities	(100,614)	(99,951)	(728,001)
Note Payables – Related Party Long Term	$-	$-	$-

The following represents the future maturities of long-term debt as of June 30, 2015:

Year ending June 30,
2016	$100,614
2017	-
2018	-
2019	-
2020	-
Thereafter	-
$100,614

On February 15, 2014 and March 18, 2014, DanDrit Denmark received DKK 2,500,000 ($461,084) and DKK 2,300,000 ($424,198) loans (the “2014 Loans”), respectively, from Paseco ApS, an entity owned by a shareholder of the Company (“Paseco”).  The 2014 Loans were payable 14 days after the completion of the contemplated public offering in DanDrit USA or February 1, 2015, and accrued interest at 5% per annum. On April 29, 2014, DanDrit Denmark and Paseco entered into an amendment whereby the terms of the 2014 Loans were payable on February 1, 2015 and could be extended at the Company’s option for an additional year with an increase in the interest rate to 7.00%.  As of October 17, 2014, the outstanding balance on the 2014 Loans including accrued interest was $836,830 based on the currency exchange rate of October 17, 2014. On October 17, 2014, the Company repaid the loan and interest in its entirety.

DanDrit Denmark has received an unsecured loan facility from Sune Olsen Holding ApS (“Sune Olsen Holding”), a shareholder of the Company, with a goal of ensuring financing until new equity has been raised. Under the loan facility DanDrit Denmark has received the following amounts: on November 11, 2013 DKK 1,500,000 ($276,651), on November 20, 2013 DKK 405,000 ($74,696), and on December 2, 2013 DKK 900,000 ($165,990). The loans were due May 1, 2014 and accrued interest at 5% per year.  During March 2014, the Company extended maturity date of the loans with Sune Olsen Holdings from May 1, 2014 to 14 days after the completion of the contemplated stock offering of DanDrit USA or February 1, 2015. On November 26, 2014, the Company repaid the loan facility and interest thereon.

DanDrit Denmark has received an unsecured loan from Sune Olsen, managing member of Sune Olsen Holding, with a goal of ensuring financing until new equity has been raised. The loan in the amount of DKK 1,000,000 ($184,434) was issued on December 20, 2013. The loan was due May 1, 2014 and accrued interest of 5% per year. During March 2014, the Company extended the maturity date of the DKK 1,000,000 loans with Sune Olsen from May 1, 2014 to 14 days after the completion of the contemplated stock offering of DanDrit USA or February 1, 2015. On November 26, 2014 the Company repaid the unsecured loan and interest thereon.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — NOTES PAYABLE – RELATED PARTY (continued)

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

During 2012, DKTI A/S, a shareholder of the Company, which was controlled by officers and directors of the Company, agreed to loan the Company up to DKK 5,000,000 (approximately $880,000) accruing interest at 6%.  The loan is secured by all the Company’s intellectual property rights, including its patents and its patent applications credit facility.  During the year ended December 31, 2012 the Company borrowed DKK 4,431,862 ($783,139) plus DKK 71,563 ($12,646) in interest.  During the year ended December 31, 2013, the Company borrowed an additional DKK 310,000 (approximately $55,000) on the loan and accrued interest of DKK 230,377 (approximately $42,000). The notes with related accrued interest were converted into 96,288 common shares of DanDrit Denmark on December 16, 2013 which were exchanged for 144,321 shares of common stock of the Parent upon the closing of the Share Exchange.

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

On April 14, 2013, Sune Olsen Holding, a shareholder of the Company, assumed DKK 4,375,932 (approximately $773,000) in liabilities owed by DanDrit Denmark for past due rent from a vendor in exchange for a note payable. ) were converted into 86,204 shares of DanDrit Denmark, which were exchanged for 129,207 shares of common stock of the Parent upon the closing of the Share Exchange.

On June 20, 2013, Sune Olsen Holding paid DKK 1,500,000, ($265,000) in accrued legal fees owed by the Company in exchange for a DKK1, 500,000 ($265,000) 5% note payable to Sune Olsen Holding. On December 16, 2013, the note with related accrued interest of DKK 20,959 ($3,804) was converted into 29,036 shares of DanDrit Denmark common stock. Such shares of common stock were exchanged for 43,520shares of common stock of the Parent upon the closing of the Share Exchange.

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

As of June 30, 2015, the outstanding balance of $38,235 for professional fees paid by a shareholder and amounts advanced to the Parent are reported as notes payable - related party. The $38,235 notes payable were acquired in the reverse acquisition. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

A 6% promissory note payable to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange.  As of June 30, 2015, the outstanding balance on the note, including accrued interest, was $44,879. During the six months ended June 30, 2015 and 2014 and twelve months ended December 31, 2014 the Company recorded related party interest on the Note of $2,126, $1,521 (unaudited), and $619, respectively.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

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

The assumptions used to determine the initial fair value of the conversion feature of the convertible bond were expected volatility of 65%, expected life of two years to twelve months, risk – free interest rates of 0.41%, and no dividend yield.

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

The fair value of the shares to be issued upon conversion of the bond was recorded as a derivative liability, with the change in the fair value recorded as a gain or loss in the accompanying statement of operations.  During the nine months ended September 30, 2013, the Company recorded gains of $45,823. On December 16, 2013, the $1,500,000 convertible bond, accrued interest of $179,612 and the $673,736 derivative liability were converted into 174,578 shares of DanDrit Denmark common stock or 261,665 shares of common stock of the Company upon the closing of the Share Exchange.

NOTE 7 — LEASES

Operating Leases — The Company leases laboratory and production space under operating lease agreements which can be cancelled with 3 months’ notice.  The lease calls for monthly payments of DKK 6,300 (approximately $943 at June 30, 2015).

On March 27, 2014, the Company entered into an operating lease agreement for office space from a related party. The Lease calls for monthly payments of DKK 10,000 (approximately $1,496), increasing to DKK 20,000 (approximately $2,992) on July 1, 2014. The lease was terminated on May 31, 2015.

On March 25, 2015, the Company entered into an agreement for use of virtual office space at a rate of $375/month on a month-to-month basis, which can be terminated by either party on one month’s notice.

Lease expense charged to operations was $20,800 and $17,505 (unaudited) for the six months ended June 30, 2015 and 2014, respectively, and $32,297 and $65,702 for the years ended December 31, 2014 and 2013, respectively.

 DANDRIT BIOTECH USA INC. AND SUBSIDIARY

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

As of June 30, 2015, the Company had net operating loss carryforwards of approximately $2,268,613 for Danish tax purposes which do not expire.

 As of June 30, 2015, the Company had net operating loss carryforwards of approximately $266,564 for United States tax purposes which expire in 2035.

The Company files Danish income tax returns, and they are generally no longer subject to tax examinations for years prior to 2007 for their Danish tax returns.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at June 30, 2015, December 31, 2014 and 2013:

	June 30,	December 31,
	2015	2014	2013
Excess of Tax over book depreciation Fixed assets	$10,240	$12,711	$87,578
Excess of Tax over book depreciation Patents	5,560	52,041	114,028
Net Operating Loss Carryforward	2,535,177	2,380,106	1,642,598
Valuation Allowance	(2,550,977)	(2,444,858)	(1,844,204)
Total Deferred Tax Asset (Liabilities)	$-	$-	$-

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

 DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INCOME TAXES (continued)

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the six months ended June 30, 2015 and 2014 (unaudited), and for the years ended December 31, 2014 and December 31, 2013:

	June 30,		December 31,
	2015	2014 (Unaudited)	2014	2013
Computed Tax at Expected Statutory Rate	$(1,036,085)	$(144,858)	$(866,463)	$(752,882)
Non-US Income Taxed at Different Rates	319,541	44,858	255,356	199,292
Non-Deductible expenses		-	8,390	283,381
Valuation allowance	342,683	100,000	436,631	270,209
Income Tax Expense	$(373,862)	$(132,997)	$-	$-

The components of income tax expense (benefit) from continuing operations for the six months ended June 30, 2015 and 2014 (unaudited), and for the years ended December 31, 2014 and 2013 consisted of the following:

	June 30,		December 31,
Current Tax Expense	2015	2014 (Unaudited)	2014	2013
Danish Income Tax	$(373,862)	$(132,997)	$(177,539)	$-
Deferred Income Tax Expense (Benefit)
Excess of Tax over Book Depreciation Fixed Assets	2,471	-	19,259	26,364
Excess of Tax over Book Depreciation Patents	5,470	-	67,488	(105,585)
Net Operating Loss Carryforwards	(342,683)	(100,000)	(523,378)	(190,988)
Change in the Valuation allowance	334,742	100,000	436,631	270,209
Total Deferred Tax Expense	$-	$-	$-	$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the six months ended June 30, 2015 and 2014 (unaudited), and for the years ended December 31, 2014 and 2013:

	June 30,		December 31,
	2015	2014 (Unaudited)	2014	2013
Net (Loss)	$(2,673,448)	$(882,509)	$(2,370,883)	$(2,214,361)
Weighted average number of common shares used in basic earnings per share	9,533,290	7,555,359	7,500,142	3,557,893
Effect of dilutive securities, stock options and warrants	-	-	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	9,533,290	7,555,359	7,500,142	3,557,893

For the six months ended June 30, 2015 and 2014 (unaudited), and years ended December 31, 2014 and 2013, the Company had no options outstanding to purchase common stock of the Parent.

NOTE 10 — STOCKHOLDERS’ EQUITY

Common Stock — The Company has 100,000,000 authorized shares of Common stock $0.0001.  As of June 30, 2015 there were 9,533,290 shares issued and outstanding.

Share Exchange Agreement/Reverse Acquisition - On February 12, 2014, in accordance with the terms and conditions of a Share Exchange Agreement (the "Share Exchange Agreement"), we completed the acquisition of approximately 100% of the issued and outstanding capital stock  of  DanDrit Denmark (the “Share Exchange”) and as a result became DanDrit Denmark’s parent company (the “Parent”). In connection with the Share Exchange, each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of DanDrit USA’s common stock, par value $.0001 per share (the “Common Stock”) for an aggregate of 6,000,000 shares, including 185,053 shares of Common Stock reserved for issuance, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, to the DanDrit Denmark shareholders who did not consent to the Share Exchange and deemed issued and outstanding for accounting purposes. In addition, in connection with the Share Exchange (1) the sole shareholder prior to the Share Exchange agreed to cancel 4,400,000 shares of outstanding Common Stock owned by it and (2) the board of directors and executive management of DanDrit Denmark was appointed to serve as the Board of Directors and executive management of DanDrit USA effective upon the resignation of the sole officer and director of DanDrit USA prior to the closing of the Share Exchange.

Common Stock Issuances –On December 31, 2014, the Company received $2,000,000 in connection with a private offering of 400,000 shares of common stock at an offering price of $5.00 per share.

During the year ended December 31, 2014, pursuant to the Company’s offering up to $12,000,000 (2,400,000 shares) of common stock at an offering price of $5.00 per share in an initial public offering pursuant to a registration statement effective on August 12, 2014, the Company sold 1,093,290 shares of common stock for gross proceeds of $5,466,450 less offering costs of $156,360.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STOCKHOLDERS’ EQUITY (continued)

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

Clinical Trial Agreements– The Company’s subsidiary, DanDrit Biotech A/S signed a contract of collaboration with the University Hospital IRCCS “San Martino” - IST – National Institute for Cancer Research, known as the San Martino Hospital of Genoa. Dr. Alberto Sobrero, the Head of the Medical Oncology Unit at the San Martino Hospital, is principal investigator of the randomized multicenter study. The collaboration relates to a Phase III adjuvant study of DanDrit’s vaccine in patients with no evident disease (“NED”) stage IV colorectal cancer (“CRC”). The primary goal of the study is to evaluate the efficacy of DanDrit’sMelCancerVac® (“MCV”) in stage IV CRC patients rendered disease free after the completion of standard treatments in accordance with local practices.

On April 28, 2015 the Company entered into a service agreement with Fondazione Giscad per la Ricerca sui Tumori to support Dandrit in a clinical trial to be conducted in Italy

Patient Name Use Program Agreements - On December 16, 2013, DanDrit Denmark entered into an agreement with a Dutch company (the “MCV Partner”) regarding a Patient Name Use Program (PNU) for the Company’s MCV.  This program will allow DanDrit Denmark to sell MCV for a year of treatment (10 vaccines) to cancer patients through the MCV Partner.  The MCV Partner offers a worldwide online platform providing access to non-registered medicines for patients with life threatening diseases. The MCV Partner is a turnkey solution and will be in charge of regulatory, recruitment, logistics, and pharmaco vigilance.   The Company will pay the MCV Partner a royalty on a country to country basis for 20 years on MCV sales sold under the agreement. Either party may terminate the agreement with 180 day written notice.

On April 23, 2015, the Company entered into a collaboration agreement with Riyadh Pharma in Saudi Arabia to promote cooperation in the manufacturing and marketing of DanDrit's dendritic cell cancer vaccine.

Manufacturing agreements - On January 28, 2014, the Company entered into an agreement with Cellin Technologies for the manufacture of the MCV Cancer vaccine.

On August 8, 2014, the Company entered into an agreement with Cellin Technologies for the manufacture of the Melanoma Cell Lysate.

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

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — COMMITMENTS AND CONTINGENCIES (continued)

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

Consulting Agreement — As of December 11, 2014, the Company entered into an agreement with Northern Biotech Fund SARL, an entity controlled by a shareholder of the Company. Northern Biotech Fund SARL provides consulting services to the Company in connection with planning and structuring a fund raising for the Company. In 2014 consultancy expenses were $148,395 and for the six month ended June 30, 2015 the consultancy expenses were $240,000.

NOTE 12 — DISPOSITION

On December 16, 2013,DanDrit Biotech A/S sold its’ Dormant Singapore subsidiary DanDrit Singapore Pte. Ltd., for $1 resulting in no gain or loss from the sale and discontinuing the operations. The Company had no sales or operations for the periods presented in the accompanying financial statements.

NOTE 13 — RELATED PARTY TRANSACTIONS

During the six month ended June 30, 2015 and the year ended December 31, 2014 and 2013, the Company entered into various notes payable with shareholders of the Company (See Note 4).

On March 27, 2014 the Company entered into an operating lease agreement for office space from a shareholder of the Company (See Note 7). During the six months ended June 30, 2015 and 2014 the Company paid the related party $14,500 and $4,500 (unaudited). During the year ended December 31, 2014, the Company paid the related party $23,152.

During the six months ended June 30, 2015 and 2014(unaudited) and during the year ended December 31, 2014 and 2013, JARO Holding ApS owned by a director of the Company, provided medical consultancy services to the Company. During the six months ended June 30, 2015 and 2014 the Company recorded medical consultancy expense of $44,886 and $0, respectively. During the years ended December 31, 2014 and 2013 the Company recorded medical consultancy expense of $29,925 and $0, respectively.

In June, 2015 the Company paid DKK50.000 ($7,499) to Paseco ApS for consultancy services provided in June 2015.

During the six months ended June 30, 2015 and 2014 and during the years ended December 31, 2014 and 2013, a law firm partially owned by the Company’s Chairman of the Board of Directors provided legal services to the Company. During the six months ended June 30, 2015 and 2014 the Company recorded legal expense of $132,414 and $189,106 (unaudited), respectively. During the years ended December 31, 2014 and 2013 the Company recorded legal expense of $288,546 and $328,202, respectively. During the year ended December 31, 2013 the firm forgave $49,016 in legal services. At June 30, 2015, the Company had a payable to the firm in the amount of $349,162. At June 30, 2015, the Company had an escrow account of $1,052,989 with the Lett Law Firm

NOTE 14 — SUBSEQUENT EVENT

The Company’s management reviewed material events through September 28, 2015.

On July 10, 2015 the Company received a capital increase commitment on $1.000.000 from a shareholder of the Company. The commitment expires on July 10, 2016.

On July 10, 2015 the Company received a capital increase commitment on $1.000.000 from an individual. The commitment expires on July 10, 2016.

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

We conducted an evaluation, with the participation of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including the Chief Executive Officer and principal Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015.   In making this assessment, we used the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission  (“COSO”) and we performed a complete assessment as outlined in  Commission Guidance Regarding Management’s Report on Internal Control Over Financial Reporting Under Section 13(a) or 15(d) of the Exchange Act  (“SOX”).  Based on this assessment we concluded that, as of June 30, 2015, the Company’s internal control over financial reporting was ineffective due to the limited number of Company personnel and the inherent limitations on the segregation of duties and supervisory reviews which results in limited resources to identify, address and review complex accounting and financial reporting matters.

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

Despite the existence of the material weaknesses, we believe that our consolidated financial statements contained in this Annual Report on Form 10-K fairly presents our financial position, results of operations and cash flows for the transitional period ending June 30, 2015 in all material respect. Because we are neither an accelerated filer nor a large accelerated filer, pursuant to Item 308(b) or Regulation S-K, this annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.

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

Name	Age	Position	Officer/Director Since

Dr. Eric Leire	57	Chief Executive Officer and Director (Principal Executive Officer)	February 2014
Lone Degn	49	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 2015
N.E. Nielsen	66	Chairman of the Board	February 2014
Dr. Jacob Rosenberg	50	Director	February 2014
Aldo Michael Noes Petersen	53	Director	February 2014

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

NE Nielsen. Mr. Nielsen is a lawyer and has been a partner at the Lett Law Firm in Denmark since April 2011. His practice areas are capital market conditions, securities law, boards of directors, managerial, finance and acquisitions. He currently serves as the chairman and a board member of numerous companies, including as Chairman of DanDrit Biotech A/S since June 2013, director of the board of Charles Christensen A/S since 1983 and as Chairman since May 2010, Chairman of Charles GulveEngros A/S since June 2002, Chairman of InterMail A/S since January 1995, Chairman of Gammelrand Holding A/S since December 2009, Chairman of GammelrandSkærvefabrik A/S since May 1995, director of the board of EjendomsaktieselskabetMatr. 43 EiAvedøre since August 2000 and as Chairman since February 2009, Chairman of GammelrandBeton A/S since April 2001, director of P.O.A. Ejendomme A/S since July 1994 and Chairman since April 2007, and Chairman of KonveloutfabrikkenDanmakrs Fond and. Within the last five years Mr. Nielsen has served as a board member or chairman in the following companies: Brøndbyerns I.F. Fodbold A/S from June 2013 to April 2014, AmagerbankenAktieselskab from December 1999 to November 2010, Ambu A/S from February 1999 to December 2012, CarepointHaslev/Ringsted from June 2009 to August 2009, Cimber Sterling A/S from September 2000 to September 2010, Cimber Sterling Group A/S from September 2005 to September 2010, Danica-ElektronikApS from March 1993 to September 2012, GPV Industri A/S from December 1986 to June 2011, GPV International A/S from April 2009 to June 2009, Henrik Olsen Automobiler A/S from April 2010 to May 2010, Kirk &Thorsen Invest A/S from February 2013 to April 2013, Olsen BilerAdministraton A/S from April 2007 to May 2010, Olsen Biler Ringsted-Haslev A/S from April 2007 to May 2010, Satair A/S from November 1994 to October 2011, Satair Service A/S from May 1995 to May 2011, Torm A/S from September 2000 to January 2013 and Weibel Scientific A/S from January 1986 to September 2012. Mr. Nielsen’s significant global experience as a member of the board of directors or chairman of various entities led the Board of Directors to believe that Mr. Nielsen is qualified to serve as a director of the Company.

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

Lone Degn. Ms. Degn has served as the Chief Financial Officer in DanDrit since March 2015. Previously Ms. Degn has served as financial controller at Saxo Bank for a period of 8 years until the end of 2013. After working at Saxo Bank, she worked as an independent consultant for LD Consulting. Previously, she worked 7 years at KPMG in Denmark. Mrs. Degn has a B.A. Degree in Business Administration from Copenhagen Business School.

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

Based solely on the Company’s review of the copies of the forms received by it during the transitional period ended June 30, 2015, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock, failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form

Paseco ApS	1	1	Form 4

Code of Ethics

On July 12, 2012, the Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the SEC and others. A form of the Code of Ethics is attached as an exhibit to this report. Requests for copies of the Code of Ethics should be sent in writing to DanDrit Biotech USA, Inc., 375 Park Avenue, Suite 2607, New York, NY, 10152.

Corporate Governance

Our Board of Directors has not adopted procedures by which security holders may recommend nominees to our Board of Directors and that has not changed.

Insider Participation Concerning Executive Compensation

The Company is a smaller reporting company and is not required to provide this information.

Director Independence

Our Board of Directors has determined that Messrs. Nielsen and Petersen are independent as that term is defined in the listing standards of the NYSE MKT. In making these determinations, our Board of Directors has concluded that none of our independent directors has an employment, business, family or other relationship which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our other directors, Dr.Leire and Mr. Rosenberg, are not considered independent under these rules because Mr. Leire serve as executive officers and Mr. Rosenberg serves as a consultant.

Item 11. Executive Compensation

The following table sets forth certain information with respect to compensation for the six months ended June 30, 2015 and for the years ended December 31, 2014 and 2013 earned by or paid to our chief executive officer, chief financial officer, and up to two other most highly compensated executive officers in 2013, (the “named executive officers”).

				Stock	Option
Name and Principal Position	Year		Salary ($)	Awards($)	Awards ($)	Total ($)(1)
Dr. Eric Leire,	2015	(2)	157,101			157,101
Chief Executive Officer and Director	2014		341,275	-	-	341,275
	2013		169,442	-	-	169,442

Lone Degn	2015	(2)	35,854	-	-	35,854
Chief Financial Officer

Robert Wolfe,	2015	(2)	125,200	-	-	125,200
Former Chief Financial Officer	2014		84,000	-	-	84,000

Dina Rosenberg Asmussen,	2014		93,444	-	-	93,444
Former Chief Financial Officer	2013		99,132			99,132

(1)	All values, except for compensation to Robert Wolfe, are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the average currency exchange rate of $1.00 = DKK 6.6836, for the six months ended June 30, 2015. We do not make any representation that the Danish Krone amounts could have been, or could be, converted into U.S. dollars at such rate on June 30, 2015, or at any other rate.
(2)	Represents 6 months to date.

Employment Arrangements

Agreements with Named Executive Officers

We have employments agreement with Dr. Leire, Ms. Degn and Mr. Robert Wolfe

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

In addition to his salary, Dr. Leire will be entitled to receive: (i) a company car at a value up of DKK 5,100 ($829) per month (monthly lease value) and DanDrit Denmark shall defray all expenses in connection with the maintenance and use of the car; (ii) coverage of all expenses relating to Dr. Leire’s mobile phone, home computer, Internet connection as well as his home phone; (iii) coverage of all the expenses relating to Dr. Leire’s subscription to a fitness club; (iv) a bonus of up to DKK 400,000 ($65,005) per year if Dr. Leire reaches certain conditions as specified in the Employment Agreement; and (v) coverage under DanDrit Denmark’s pension plan. In accordance with the pension plan, the Company pays a pension contribution of 10% of Dr. Leire’s salary, while Dr. Leire pays a contribution of 5% of his salary.

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

Degn Employment Agreement

Effective March 12, 2015, DanDrit Denmark entered into an Employment Agreement with Ms. Degn to serve as its Chief Financial Officer. Pursuant to the terms and conditions of the Employment Agreement, Ms. Degn will be employed by DanDrit Denmark for an indefinite term unless the agreement is earlier terminated as described below. The Employment Agreement provides that Ms. Degn will receive a salary of DKK 60,000 gross per month, to be paid monthly on the last business day of each month and subject to annual review and increases by the board of directors of DanDrit Denmark, as it deems appropriate.

In addition to her salary, Ms. Degn will be entitled to receive reimbursement of all reasonable costs and expenses incurred in connection with the performance of her duties in accordance with the terms of the Degn Employment Agreement In addition, DanDrit Denmark has agreed to contribute an amount equal to ten percent (10%) of Ms. Degn’s yearly salary to a pension fund or bank account established for such purpose.

Either DanDrit Denmark or Ms. Degn may terminate the employment in accordance with the Danish Salaried Employees Act.

Wolfe CFO Service Agreement

Effective January 1, 2014, DanDrit Denmark entered into a CFO Service Agreement with Robert Wolfe to serve as its Chief Financial Officer and Chief Financial Officer of DanDrit USA following the closing of the Share Exchange. Pursuant to the terms and conditions of the CFO Service Agreement, Mr. Wolfe was employed by DanDrit Denmark for an indefinite term.  The CFO Service Agreement provided that Mr. Wolfe received a salary of $78,000 gross per year which was paid monthly and a one-time sign on fee of $6,000.

In addition to his salary, Mr. Wolfe was entitled to receive reimbursement of all reasonable costs relating to his work for the Company, including travel, accommodation and meal expenses incurred in connection with work outside the agreed premises.

On March 13, 2015, the Company, DanDrit Denmark and Mr. Wolfe entered into an agreement pursuant to which Mr. Wolfe ceased to be Chief Financial Officer of DanDrit Denmark effective as of April 28, 2015.

The foregoing description of the terms and conditions of the employment agreements provides only a brief summary and are qualified in their entirety by reference to the full text of the employment agreements, which are filed as exhibits to this report.

Outstanding Equity Awards as of December 31, 2014

As of June 30, 2015, there were no outstanding equity awards to our named executive officers.

Board Compensation

For the six month ended June 30, 2015 and the fiscal year ended December 31, 2014, we did not compensate our directors, or issue any equity awards to our directors, for their services other than to reimburse them for out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors. In order to attract and retain qualified independent directors, we may in the future adopt a compensation plan for non-employee directors that includes cash as well as equity-based compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 8, 2015, certain information regarding the beneficial ownership of the shares in DanDrit USA, of (i) our executive officers, (ii) our directors and (iii) each person known to us who is known to be the beneficial owner of more than 5% of the shares in DanDrit USA. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless indicated otherwise, the address for the beneficial holders is c/o DanDrit Biotech USA, Inc., P.O. Box 189, Randolph, VT 05060.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 9,533,290 shares of common stock outstanding as of September 8, 2015 plus, for each individual, any securities that individual has the right to acquire within 60 days of September 8, 2015.

	Dandrit Biotech USA Inc.
Name of Beneficial Owner	Number of Shares	% Ownership

Directors/Officers:
Eric Jean Marie Leire(1)	8,615	0.09%
Lone Degn	-	0.00%
NE Nielsen(2)	-	0.00%
Dr. Jacob Rosenberg(3)	31,476	0.33%
Aldo Petersen	-	-
Directors/Officers Total:	40,091	0.42%
5% Shareholders:
Belle Invest ApS (6)	486,677	5.11%
DKTI A/S (7)	555,869	5.83%
Media-Invest Danmark A/S(5)	793,923	8.33%
NLBDIT 2010 Services, LLC (8)	500,000	5.24%
Paseco ApS(9)	483,429	5.07%
Northern Biotech Fund SARL (9)	369,300	3.87%
Roas Holding ApS (6)	55,078	0.58%
RS Group ApS (10)	515,000	5.40%
Sune Olsen Holding ApS (4)	777,588	8.16%
Sune Olsen (4)	379,912	3.99%

5% Shareholders Total:	4,916,776	51.57%
Total:	4,956,867	51.99%

(1)	The holder has an address of 10 Dreve des Libellules, 1170 Boitfort, Belgium

(2)	The holder has an address of Lett Law Firm, Raadhuspladsen 4, DK-1550 Copenhagen, Denmark.

(3)	Shares are owned by Jaro Holding ApS, a Danish entity with an address of C.F. Richs Vej 44, 2000 Frederiksberg Denmark. The voting and disposition of the shares owned by the company are controlled by Dr. Rosenberg.

(4)	Shares are owned by Sune Olsen Holding ApS, Biotech Invest ApS and Sardinian Solar Park ApS, all Danish entities with an address of Jagtvej 169 B 4, 2100 Copenhagen, Denmark. The voting and disposition of the shares owned by the companies are controlled by Mr. Olsen.

(5)	Shares are owned by Media-Invest DanmarkApS, a Danish entity with an address of Ostergade 61 4, 1100 Copenhagen, Denmark. The voting and disposition of the shares owned by Media-Invest are controlled by Mr. Thomas Ulletved Rasmussen.

(6)	Shares are owned by Bele Invest ApS, a Danish entity and Roas Holding ApS, a Danish entity both with an address of Vermehrensvej 7, 2930 Klampenborg Denmark. The voting and disposition of the shares owned by the Bele Invest ApS and Roas Holding ApS are controlled by Mrs. Dina Rosenberg

(7)	DKTI A/S is a Danish public limited liability company with an address of Frederiksgade 21 1, 1265 Copenhagen, Denmark. DKTI was, until September 19, 2013, listed at the stock exchange OMX Nasdaq Copenhagen. In 2014 DKTI A/S went bankrupt and is now under voluntary liquidation.

(8)	NLBDIT 2010 Services, LLC has an address of c/o Sunrise Securities Corp., 600 Lexington Avenue, 23rd Floor, New York, NY 10022. The voting and disposition of the shares owned by NLBDIT are controlled by Nathan Low, principal of the Placement Agent.

(9)	Paseco ApS is a Danish entity which has an address of Naesset 26, Munkebo 5330 Denmark. Northern Biotech Fund Sarl is a Luxembourg entity and has an address of C/O Banque Havilland SA, 35A Avenue JF Kennedy, Luxembourg. The voting and disposition of the shares owned by Paseco and Northern Biotech are controlled by Ole Abildgaard.

(10)	RS Group ApS is a Danish entity which has an address of Stumpedyssevej 17, 2970 Horsholm. The voting and disposition of the shares owned by RS Group are controlled by Mr. Renè Sindlev.

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

On January 7 2015, professional fees of $317,613 were paid on behalf of the Company to the Lett Law Firm for services billed during the Reporting Period. The chairman of the board of the Company is a partner of the Lett Law Firm.

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

On April 14, 2013, Sune Olsen Holding paid Symbion for debt of DanDrit Denmark (the “Symbion Debt”) of DKK 4,375,932 in payables equivalent to approximately $773,000. The Symbion Debt accrued interest at 5% from April 12, 2013 until repaid and is payable on demand. DanDrit Denmark recorded interest expense of DKK 139,670 ($25,349) during the year ended December 31, 2013 for the Symbion Debt. On December 16, 2013, the Symbion Debt and accrued interest was converted into 86,204 shares of common stock of the Company.

On June 20, 1013, Sune Olsen Holding paid the Lett Law Firm for debt of DanDrit Denmark (the “Lett Debt”) of DKK 1,500,000 in payables equivalent to $265,000. The Lett Debt accrued interest at 5% per year and is payable on demand. DanDrit Denmark recorded interest expense of DKK 20,959 ($3,804) during the year ended December 31, 2013 for the Lett Debt. On December 16, 2013, the Lett Debt and accrued interest was converted into 29,036 shares of common stock of the Company.

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

Subsequent to the conversion of the Sune Olsen Debt, DanDrit Denmark received a loan facility (the “Subsequent Sune Olsen Holding Loan”) from Sune Olsen Holding to ensure financing until new equity is raised. Under the Sune Olsen Holding Loan DanDrit Denmark has received the following amounts: on November 11, DKK 1,500,000 ($276,651), on November 20, 2013 DKK 405,000 ($74,696), on December 2, 2013 DKK 900,000 ($165,990), in total DKK 2,805,000 ($517,337). The Subsequent Sune Olsen Holding Loan is to be repaid the latest of 14 days after completion of the contemplated public offering of the Company or February 1, 2015.On November 26, 2014, the Company repaid the Subsequent Sune Olsen Holding Loan and interest thereon.

DanDrit Denmark received an additional loan (the “New Sune Olsen Loan”) from Sune Olsen, managing member of Sune Olsen Holding, to ensure financing until new equity is raised. The New Sune Olsen Loan in the amount of DKK 1,000,000 ($184,434) was issued on December 20, 2013. The New Sune Olsen Loan was to be repaid May 1, 2014 and carried an interest of 5% per year, or approximately DKK18,966 ($3,498) as of March 31, 2014. During March 2014, DanDrit Denmark extended the maturity date of the New Sune Olsen Loan from May 1, 2014 to the latest of 14 days after the completion of the contemplated stock offering of the Company or February 1, 2015.On November 26, 2014 the Company repaid the New Sune Olsen Loan and interest thereon.

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

On February 15, 2014 and March 18, 2014, DanDrit Denmark received loans (the “2014 Loans”) of DKK 2,500,000 and 2,300,000, respectively, equivalent to approximately $461,877 and $424,927, respectively (based on the currency exchange rate of $1.00 = DKK 5.4283). The 2014 Loans, evidenced by that certain Loan Agreement by and between DanDrit Denmark and PasecoApS, a shareholder of DanDrit USA (“Paseco”) dated March 21, 2014, carry an interest of 5% per year and are payable on February 1, 2015. On April 29, 2014, DanDrit Denmark and Paseco entered into an amendment whereby the terms of the 2014 Loans could be extended at the Company’s option for an additional year with an increase in the interest rate to 7.00%.As of October 17, 2014, the outstanding balance on the 2014 Loans including accrued interest was $836,830 based on the currency exchange rate of October 17, 2014. On October 17, 2014, the Company repaid the loan and interest in its entirety.

On March 27, 2014, the Company entered into an operating sublease agreement for office space with Paseco. The lease called for months payments of DKK 10,000 increasing to DKK 20,000 as of July 1, 2014 (approximately $1,496 and 2,992, respectively). The lease was terminated on May 31, 2015.

During the six months ended June 30, the Company paid $44,886 to JARO Holding ApS for medical consultancy services to the Company

In June, 2015 the Company paid DKK50.000 ($7,499) to Paseco ApS for consultancy services provided in June 2015.

As of June 30, 2015, a total of $349,162 was accrued and due and payable to the Lett Law Firm for legal services provided for DanDrit Denmark.

As of June 30, 2015, the Company had an escrow account of $1,052,989 with the Lett Law Firm.

As of June 30, 2015, the outstanding balance of $38,235 for professional fees paid by a shareholder and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loans payable were acquired in the reverse acquisition. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

A 6% promissory note payable to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange.  As of June 30, 2015, the outstanding balance on the note, including accrued interest, was $44,879. During the six months ended June 30, 2015 and 2014 and twelve months ended December 31, 2014 the Company recorded related party interest on the Note of $2,126, $1,521 (unaudited), and $619, respectively

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Approval of Related Party Transactions

The Company has not adopted written policies and procedures for the review and approval of any transaction required to be reported under Item 404(a) of Regulation S-K. In approving these transactions, the Company follows the guidance of section 144 of the Delaware General Corporation Law.

Item 14. Principal Accounting Fees and Services

The following information sets forth fees billed to us by RaichEndeMalter& Co. LLP (“Raich LLP”) during the six months ended June 30, 2015 and fiscal years ended December 31, 2014 and 2013 and Gregory & Associates, LLC (“Gregory & Associates”) during the six months ended June 30, 2015 and fiscal years ended December 31, 2014 and 2013 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

The aggregate fees billed by Gregory & Associates for such professional services were $46,625 for the six months ended June 30, 2015. The aggregate fees billed by Gregory & Associates for such professional services were $67,835 for the year ended December 31, 2014 and $48,927 for the year ended December 31, 2013.

Audit-Related Fees

There were no fees billed by Raich LLP or Gregory & Associates for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the six months ended June 30, 2015; and for the years ended December 31, 2014 and 2013.

Tax Fees

The aggregate fees billed by Gregory & Associates for such professional services were $0 for the six months ended June 30, 2015, and $0 for the years ended December 31, 2014 and 2013. The aggregate fees billed by Raich LLP for professional services for tax compliance, tax advice, and tax planning were $0 for the six months ended June 30, 2015; and $0 for the years ended December 31, 2014 and 2013.

All Other Fees

The aggregate fees billed by Gregory & Associates for such professional services, including reading, consents and comfort letters associated with the Company’s S1 offering, were $22,380 for the year ended December 31, 2014 and $0 for the years ended December 31, 2013. The aggregate fees billed by Raich LLP for other products and services were $0 for the six months ended June 30, 2015; and for the years ended December 31, 2014 and December 31, 2013 were $0 and $6,791, respectively.

Audit Committee’s Pre-Approval Process

The Company’s Board of Directors which acts as the audit committee approves all audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

1.1	Placement Agency Agreement, dated August 12, 2014, by and among the Company and Sunrise Securities Corp.(1)

2.1	Share Exchange Agreement dated February 12, 2014. (4)

2.2	Share Cancellation Agreement dated February 12, 2014. (4)

3.1	Certificate of Incorporation. (2)

3.2	Bylaws.(2)

3.3	Articles of Association of DanDrit Denmark, as amended, dated February 26, 2004. (4)

3.4	Certificate of Ownership and Merger, dated February 12, 2014. (4)

4.1	Form of Common Stock Certificate.(5)

10.1	Intellectual Property Assignment by and between DanDrit Denmark and Alexei Kirkin dated June 5, 2002. (4)

10.2	Collaboration Agreement by and between DanDrit Denmark and National Cancer Centre of Singapore Pte Ltd dated November 11, 2008. (4)

10.3	Master Services Agreement by and between DanDrit Denmark and Aptiv Solutions (UK) Ltd dated October 11, 2011. (4)

10.4	Employment Agreement by and between DanDrit Denmark and Dr. Eric Leire dated February 5, 2012.(4)+

10.5	Box Packing and Moving Agreement by and between DanDrit Denmark and Bryde&Sonner A/S dated May 23, 2012. (4)

10.6	Debt Instrument by and between DanDrit Denmark and Sune Olsen Holding ApS dated March 31, 2013. (4)

10.7	Lease Agreement by and between Symbion A/S and DanDrit Denmark dated July 8, 2013. (4)

10.8	Lease Agreement by and between OrdnungApS and DanDrit Denmark. (4)

10.9	Debt Instrument by and between DanDrit Denmark and Sune Olsen Holding ApS dated January 17, 2014. (4)

10.10	Early Access Agreement by and between DanDrit Denmark and Impatients, N.V. dated December 20, 2013. (4)

10.11	Consultancy Agreement by and between DanDrit Denmark and Dina Rosenberg dated February 4, 2014. (4)

10.12	Consulting Agreement by and between DanDrit Denmark and Paseco ApS dated February 11, 2014. (4)

10.13	DanDrit Biotech USA, Inc. 2014 Equity Incentive Plan (4)

10.14	Loan Agreement by and between DanDrit Denmark and Paseco ApS dated April 29, 2014. (6)

10.15	Letter of Support of Paseco ApS related to committed 2M DKK in additional financing, dated May 2, 2014. (6)

10.16	Form of Securities Purchase dated as of December 31, 2014. (7)

10.17	CFO Service Agreement by and between DanDrit Denmark and Mr. Robert Wolfe dated February 10, 2014.(8)

10.18	Loan Agreement by and between DanDrit Denmark and Paseco ApS dated March 21, 2014.

10.19	Loan Agreement by and between DanDrit Denmark and Paseco ApS dated March 27, 2014.

14.1	Code of Ethics. (3)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

+	Agreement with management.
*	Filed herewith.
**	Furnished herewith.
(1)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 12, 2014 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 12, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on July 17, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on February 14, 2014.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 16, 2014, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on May 14, 2014, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on December 31, 2014, and incorporated herein by this reference.
(8)	Filed as an exhibit to the Company’s Form S-1/A filed with the SEC on June 23, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2015	DANDRIT BIOTECH USA, INC.

	By:	/s/ Eric Leire
Eric Leire
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lone Degn
Lone Degn
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Eric Leire	Chief Executive Officer and Director	September 28, 2015
Dr. Eric Leire	(Principal Executive Officer)

/s/ NE Nielsen	Chairman of the Board	September 28, 2015
NE Nielsen

/s/ Dr. Jacob Rosenberg	Director	September 28, 2015
Dr. Jacob Rosenberg

/s/ Aldo Michael Noes Petersen	Director	September 28, 2015
Aldo Michael Noes Petersen

