Form 10-Q
period 2015-09-30
DanDrit Biotech USA, Inc.
filed 2015-11-13
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,533,290 shares of common stock, par value $.0001 per share (including 185,053 shares of common stock reserved for issuance to the Non-Consenting Shareholders (as defined below) and deemed issued and outstanding for accounting purposes), outstanding as of November 12, 2015.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

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

The results for the period ended September 30, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10KT for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission on September 28, 2015.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	June 30,
	2015	2015
ASSETS

CURRENT ASSETS:
Cash	$1,048,120	$421,145
Cash held in escrow	-	1,052,989
Other Receivables	460,259	432,125
Prepaid Expenses	59,796	-
Total Current Assets	1,568,175	1,906,259

PROPERTY AND EQUIPMENT, Net accumulated Depreciation	-	-

OTHER ASSETS
Definite Life Intangible Assets	160,294	164,046
Deposits	2,576	2,572
Total Other Assets	162,870	166,618
TOTAL ASSETS	$1,731,045	$2,072,877

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

Notes Payable - Related Party	$101,229	$100,614
Accounts Payable	517,544	512,783
Accounts Payable - Related Party	375,702	366,035
Accrued Expenses	19,548	16,305
Total Current Liabilities	1,014,023	995,737

Total Liabilities	1,014,023	995,737

STOCKHOLDER’S EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized, 9,533,290, and 9,533,290 issued and outstanding at September 30, 2015 and June 30, 2015, respectively	953	953
Additional paid-in capital	25,098,050	25,098,050
Accumulated Deficit	(24,915,757)	(24,565,455)
Other Comprehensive Income, net	533,776	543,592
Total Stockholder’s Equity	717,022	1,077,140

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,731,045	2,072,877

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	(Unaudited) For the Three Months Ended
	September 30,
	2015	2014

Revenues	$-	$-

Cost of Goods Sold	-	143,495

Gross (Loss)	-	(143,495)

Operating Expenses
General and Administrative Expenses	204,851	240,437
Research and development expenses	101,759	-
Depreciation and Amortization	3,937	4,726
Consulting Expenses	30,848	125,082
Total Operating Expense	341,395	370,245

(LOSS) FROM OPERATIONS	(341,395)	(513,740)

Other Income (Expense)
Interest (expense)	-	(19,140)
Interest (expense) - related party	(592)	(592)
(Loss) on Currency Transactions	(32,228)	126
Interest and Other Income	-	211
Total Other Income (Expense)	(32,820)	(19,395)

(Loss) Before Income Taxes	(374,215)	(533,135)

Income Tax Expense (Benefit)	(23,913)	2,108

NET (LOSS)	$(350,302)	$(535,243)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,533,290	8,080,985

See accompanying notes to the unaudited financial statements.

3

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

STATEMENTS OF OTHER COMPREHENSIVE LOSS

	(Unaudited)
	For the Three
	Months Ended September 30,
	2015	2014

Net Loss	$(350,302)	$(535,243)
Currency Translation, Net of Taxes	(9,816)	215,620

Other Comprehensive Loss	$(360,118)	$(319,623)

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	(Unaudited) For the Three Months Ended September 30,
	2015	2014

NET (LOSS)	$(350,302)	$(535,243)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	3,937	4,726

Accrued Interest on Notes Payable - Related Party	592	592
CHANGES IN ASSETS AND LIABILITIES:
(Increase) Decrease in Other Receivables	(28,134)	50,101
(Increase) Decrease in Prepaid Expenses/Deposits	(59,800)	6,124
Increase (Decrease) in Accounts Payable	4,761	(44,824)
Increase (Decrease) in Accounts Payable – Related Party	9,667	-
Increase (Decrease) in Accrued Expenses	3,243	41,505
Total Adjustments	(65,734)	58,224

NET CASH USED IN OPERATING ACTIVITIES	(416,036)	(477,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Cash Held in Escrow	1,052,989	131,911

NET CASH USED BY INVESTING ACTIVITIES	1,052,989	131,911

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Notes Payable – Related Party	-	(106,551)
Proceeds from Stock Offering	-	636,140

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	-	529,589

Gain (Loss) on Currency Translation	(9,978)	232,239

NET INCREASE (DECREASE) IN CASH	626,975	416,720

CASH, BEGINNING OF PERIOD	421,145	181,024

CASH, END OF PERIOD	$1,048,120	$597,744

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$-	$54,126
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash received from offering held in escrow	$-	$1,693,450
Previously paid stock offering cost offset against stock offering	$-	$67,000

See accompanying notes to the financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2015 audited financial statements. The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

Business and Basis of Presentation — DanDrit Biotech USA, Inc. (“DanDrit USA”, the “Company”, “we”, “us”, “our”) (formerly Putnam Hills Corp) was originally incorporated in the state of Delaware on January 18, 2011 as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.

DanDrit BioTech A/S, a Danish Corporation was incorporated on April 1, 2001 (“DanDrit Denmark”) and is treated as a wholly owned subsidiary of the Company. On February 12, 2014, pursuant to the terms and conditions of a Share Exchange Agreement (the "Share Exchange Agreement"), DanDrit USA acquired approximately 100% of the issued and outstanding capital stock of DanDrit BioTech A/S, a Danish corporation (“DanDrit Denmark”) and as a result became the parent of DanDrit Denmark (the “Share Exchange”). Prior to the Share Exchange there were 5,000,000 shares of the common stock, par value $.0001 per share (the “Common Stock”) of DanDrit Denmark’s parent company (the “Parent”) outstanding. The Parent and a shareholder agreed to cancel 4,400,000 shares of its common stock and issued 1,440,000 shares of common stock for legal and consulting services related to the Share Exchange and a future financing. At the time of the Share Exchange, the outstanding shares of the common stock of DanDrit Denmark were exchanged for 1.498842 shares of Parent’s common stock, for a total of 6,000,000 shares of common stock (including 185,053 shares of common stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the Non-Consenting Shareholders, deemed issued and outstanding for accounting purposes). Following the closing of the Share Exchange, DanDrit Biotech USA, Inc., the wholly owned subsidiary of the Company, merged with and into the Company, thereby changing the Company’s name to “DanDrit Biotech USA, Inc.” DanDrit Denmark engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer using the dendritic cell technology.

Fiscal Year End - In June 2015, DanDrit’s board of directors approved a change to DanDrit’s fiscal year end from December 31 to June 30.

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

Consolidation — For the three months ended September 30, 2015 and 2014, the consolidated financial statements include the accounts and operations of DanDrit Denmark, and the accounts and operations of DanDrit USA. All material inter-company transactions and accounts have been eliminated in the consolidation.

Functional Currency / Foreign currency translation — The functional currency of DanDrit USA is the U.S. Dollar. The functional currency of DanDrit Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ending September 30, 2015 and 2014. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark of $1,048,120 at September 30, 2015, and had $1,474,134 held in cash and cash held in escrow at June 30, 2015.

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

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

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

Research and Development Cost — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our MAGE –A dendrite cell cancer therapy. Research and development costs were included in operating expenses for the three month periods ended September 30, 2015 and 2014, totaled $101,759 and $0, respectively. Our research and development expenses may fluctuate substantially from quarter to quarter depending on the clinical studies and the timing of samples supporting the clinical studies.

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

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

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

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018 and we expect to adopt it at that time. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Reclassification — The financial statements for the period ended September 30, 2014 and June 30, 2015 have been reclassified to conform to the headings and classifications used in the September 30, 2015 financial statements.

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

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2015 and June 30, 2015:

	Useful Life	September 30, 2015	June 30, 2015
Lab equipment and instruments	4-6	$164,995	$164,778
Computer equipment	4-6	56,510	56,436
		221,505	221,214
Less Accumulated Depreciation		(221,505)	(221,214)
Net Property and Equipment		$-	$-

Depreciation expense amounted to $0 and $0 for the three month period ended September 30, 2015 and 2014, respectively.

NOTE 3 — DEFINITE-LIFE INTANGIBLE ASSETS

At September 30, 2015 and June 30, 2015, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products and processes of $160,294 and $164,046, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three months ended September 30, 2015 and 2014 was $3,937 and $4,726. Expected future amortization expense for the years ended are as follows:

Year ending June 30,
2016	$12,015
2017	16,006
2018	16,006
2019	16,006
2020	16,050
Thereafter	84,211
$160,294

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consists of the following as of September 30, 2015 and June 30, 2015:

	Sept. 30, 2015	June 30, 2015
Non-Interest Bearing Loan Payable Sunrise Financial Group Inc.	$38,235	$38,235
Note Payable ML Group	17,523	17,500
6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC	45,471	44,879
Total Notes Payable – Related Party	101,229	100,614
Less Current Maturities	(101,229)	(100,614)
Note Payables – Related Party Long Term	$-	$-

The following represents the future maturities of long-term debt as of September 30, 2015:

Year ending June 30,
2016	101,229
2017	-
2018	-
2019	-
2020	-
Thereafter	-
101,229

As of September 30, 2015, the outstanding balance of $38,235 for professional fees paid by a related party and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loan payable was acquired in the reverse acquisition. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

A 6% Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange. As of September 30, 2015 and 2014, the outstanding balance on the Note, including accrued interest, was $45,471 and $42,753. During the three months ended September 30, 2015 and 2014 the Company recorded related party interest on the Note of $592, and $213.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LEASES

Operating Leases — The Company leases laboratory and production space under operating lease agreements which can be cancelled with 3 month notice. The lease calls for monthly payments of DKK 6,300 (approximately $938 at September 30, 2015).

On March 27, 2014, the Company entered into an operating lease agreement for office space from a related party. The Lease calls for monthly payments of DKK 20,000 (approximately $2,979). The lease was terminated on May 31, 2015.

 On March 25, 2015, the Company entered into an agreement for use of virtual office space at a rate of $375/month on a month-to-month basis, which can be terminated by either party on one month’s notice.

Lease expense charged to operations was $3,940 and $25,752 for the three months ended September 30, 2015 and 2014, respectively.

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

As of September 30, 2015, the Company had net operating loss carry-forwards of approximately $10,311,877 at an estimated effective tax rate of 22% or $2,268,613 for Danish tax purposes which do not expire and net operating loss carry-forwards of approximately $425,753 at an estimated effective tax rate of 34% or $144,756 for U.S. Federal Tax purposes which expire through 2034, a portion of which shall be limited due to the change in control of the Parent.

The Company files U.S. and Danish income tax returns, and they are generally no longer subject to tax examinations for years prior to 2011 and 2008, respectively.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at September 30, 2015 and June 30, 2015:

	Sept. 30, 2015	June 30, 2015
Excess of Tax over book depreciation Fixed assets	$10,240	$10,240
Excess of Tax over book depreciation Patents	5,560	5,560
Net Operating Loss Carry forward	2,413,369	2,535,177
Valuation Allowance	(2,429,169)	(2,550,977)
Total Deferred Tax Asset (Liabilities)	$-	$-

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

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INCOME TAXES (Continued)

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Computed Tax at Expected Statutory Rate	$(127,233)	$(181,266)
Non-US Income Taxed at Different Rates	41,760	74,699
Non-Deductable expenses	-	-
Valuation allowance	61,560	108,675
Income Tax Expense	$(23,913)	$2,108

The components of income tax expense (benefit) from continuing operations for the three months ended September 30, 2015 and 2014 consisted of the following

	2015	2014
Current Tax Expense
Danish Income Tax	$(23,913)	$2,108
Total Current Tax Expense	(23,913)	2,108
Deferred Income Tax Expense (Benefit)
Excess of Tax over Book Depreciation Fixed Assets	-	-
Excess of Tax over Book Depreciation Patents	-	-
Net Operating Loss Carry forwards	(52,647)	(108,675)
Change in the Valuation allowance	52,647	108,675
Total Deferred Tax Expense	$-	$-

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 7 — LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three month period ended September 30, 2015, and 2014:

	For the Three Months Ended
	September 30,
	2015	2014
Net (Loss)	(350,302)	(535,243)
Weighted average number of common shares used in basic earnings per share	9,533,290	8,080,985
Effect of dilutive securities, stock options and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	9,533,290	8,080,985

For the three months ended September 30, 2015 and 2014, the Company had no common stock equivalents.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock — The Company has 100,000,000 authorized shares of Common stock $0.0001. As of September 30, 2015 and June 30, 2015 there were 9,533,290 shares issued and outstanding, respectively.

Common Stock Issuances — On December 31, 2014, the Company received $2,000,000 in connection with a private offering of 400,000 shares of common stock at an offering price of $5.00 per share.

During the year ended December 31, 2014, pursuant to the Company’s offering up to $12,000,000 (2,400,000 shares) of common stock at an offering price of $5.00 per share in an initial public offering pursuant to a registration statement effective on August 12, 2014 (the “Offering”), the Company sold 1,093,290 shares of common stock for gross proceeds of $5,466,450 less offering costs of $156,360.

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

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Clinical Trial Agreements– The Company’s subsidiary, DanDrit Biotech A/S, signed a contract of collaboration with the University Hospital IRCCS “San Martino” - IST – National Institute for Cancer Research, known as the San Martino Hospital of Genoa. Dr. Alberto Sobrero, the Head of the Medical Oncology Unit at the San Martino Hospital, is principal investigator of the randomized multicenter study. The collaboration relates to a Phase III adjuvant study of DanDrit’s vaccine in patients with no evident disease (“NED”) stage IV colorectal cancer (“CRC”). The primary goal of the study is to evaluate the efficacy of DanDrit’sMelCancerVac® (“MCV”) in stage IV CRC patients rendered disease free after the completion of standard treatments in accordance with local practices.

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

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — RELATED PARTY TRANSACTIONS

On July 10, 2015 the Company received a capital increase commitment on $1,000,000 from a shareholder of the Company. The commitment expires on July 10, 2016.

At September 30, 2015 and 2014, the Company has various notes payable with shareholders of the Company (See Note 4).

On March 27, 2014 the Company entered into an operating lease agreement for office space from a shareholder of the Company (See Note 5). During the three months ended September 30, 2015 and 2014, the Company paid the related party $0 and $8,938, respectively.

During the three months ended September 30, 2015 and 2014, the Company paid $22,345 and $25,467 respectively, for medical consultancy services to JARO Holding ApS an entity owned by a director of the Company.

In July, 2015 the Company paid DKK50.000 ($7,448) to Paseco ApS, an entity owned by a shareholder of the Company, for consultancy services provided in June 2015.

During the three months ended September 30, 2015 and 2014, a law firm partially owned by the Company’s Chairman of the Board of Directors provided legal services of $8,193 and $58,839, respectively, to the Company. At September 30, 2015 the Company had a payable to the firm in the amount of $375,702.

NOTE 11 — SUBSEQUENT EVENTS

The Company’s management reviewed material events through November 12, 2015.

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

As of September 30, 2015 the Company had $1,048,120 in cash and working capital of $554,152 as compared to June 30, 2015, when the Company had $1,474,134 in cash and cash held in escrow and working capital of $910,522. The decrease in cash and working capital is primarily due to the Company’s efforts to secure financings through equity offering and expenses for research and development attributable to the Company engaging an entity to perform Phase IIb/III clinical trial of MelCancerVac™.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net Cash (Used by) Operating Activities	$(416,036)	$(477,019)
Net Cash (Used by) Investing Activities	1,052,989	131,911
Net Cash Provided by Financing Activities	$-	$529,589
(Gain) Loss on Currency Translation	(9,978)	232,239
Net Increase (Decrease) in Cash and Cash Equivalents	$626,975	$416,720

As of September 30, 2015, the Company is dependent upon the receipt of capital investment or other financing from related parties or other sources to fund its ongoing operations.

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

As of September 30, 2015, the outstanding balance of $38,235 for professional fees paid by a related party and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loan payable was acquired in the reverse acquisition. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

A 6% Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange. As of September 30, 2015 and 2014, the outstanding balance on the Note, including accrued interest, was $45,471 and $42,753, respectively. During the three months ended September 30, 2015 and 2014 the Company recorded related party interest on the Note of $592, and $213, respectively.

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

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

The following table sets forth our revenues, expenses and net income for the three months ended September 30, 2015 and 2014. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
Revenues	$-	$-	$-	-%

Cost of Goods Sold	-	143,495	(143,495)	(100)%

Gross (Loss)	-	(143,495)	143,495	(100)%

Operating Expenses
General and Administrative Expenses	204,851	240,437	(35,586)	(15)%
Research and Development Expenses	101,759	-	101,759	-
Depreciation and Amortization	3,937	4,726	(789)	(17)%
Consulting Expenses	30,848	125,082	(94,234)	(75)%
Total Operating Expense	341,395	370,245	(28,850)	(8)%

(LOSS) FROM OPERATIONS	(341,395)	(513,740)	172,345	(34)%

Other Income (Expense)
Interest (expense)	(592)	(19,521)	18,929	(97)%
Gain (loss) on Currency Transactions	(32,228)	126	(32,354)	(25,678)%
Total Other Income (Expense)	(32,820)	(19,395)	(13,425)	69%

(Loss) Before Income Taxes	(374,215)	(533,135)	158,920	(30)%

Income Tax Expense (Benefit)	(23,913)	2,108	26,021	1,234%

NET (LOSS)	$(350,302)	$(535,243)	$184,941	(35)%

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	(0.07)	$0.03	(43)%

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,533,290	8,080,985

Revenues

Revenues from operations for the three months ended September 30, 2015 and September 30, 2014 were $0 and $0, respectively. There were no sales of lysate under a compassionate use program by DanDrit Denmark during the three months ended September 30, 2015 and 2014.

Cost of Goods Sold

Our cost of goods sold was $0 and $143,495 during the three months ended September 30, 2015 and 2014, respectively, and was primarily associated with the production of lysate in 2014.

Gross Loss

Gross loss for the three months ended September 30, 2015 was $0 compared to gross loss of $143,495 for same period in 2014. The decrease in the gross loss was due to no revenue and no cost of goods sold for the three months ended September 30, 2015.

Expenses

Our operating expenses for the three months ended September 30, 2015 totaled $341,395 representing a decrease of $28,850 or 8% compared to $370,245 for the three months ended September 30, 2014. The decrease was primarily due to the fees associated with raising funds through an equity offering in 2014.

General and administrative expenses for the three months ended September 30, 2015 and 2014 were $204,851 and $240,437, respectively, representing a decrease of $35,586, or 15%. The decrease was due primarily to a decrease in costs associated with legal fees. General and administrative expenses includes office rental, insurance, patent fees, salaries and travel expenses.

Amortization expenses for the three months ended September 30, 2015 and 2014 were $3,937 and $4,726, respectively, related to the amortization of patents.

Research and Development expenses for the three months ended September 30, 2015 and 2014 were $101,759 and $0, respectively. The research and development expenses are attributable to the Company performing Phase IIb/III clinical trial of MelCancerVac™.

Consulting expenses for the three months ended September 30, 2015 and 2014 were $30,848 and $125,082, respectively, representing a decrease of $94,234, or 75%. The decrease was primarily due to the fees associated with raising funds through an equity offering in 2014.

Other income (expense) net for the three months ended September 30, 2015 and September 30, 2014 were $(32,820) and $(19,395), respectively. Other expense is associated with interest on related party loans and losses on currency transactions.

Net Loss

Net loss for the three months ended September 30, 2015 was $(350,302) or $(0.04) per share compared to a net loss of $(535,243) or $(0.07) per share for the three months ended September 30, 2014 representing a decrease of $184,941 or 35%. The decrease was primarily due to the decrease in expenses associated with raising funds through an equity offering in 2014 and an increase in research and development income tax credit.

Cash Flows

Cash used by operating activities for the three months ended September 30, 2015 was $416,036, representing a decrease of $60,983 or approximately 13% compared to cash used by operating activities of $477,019 for the three months ended September 30, 2014. The net cash used by operating activities was primarily due to fund raising efforts of the Company in 2014.

Assets

Total assets as of September 30, 2015 were $1,731,045 compared to $2,072,877 as of June 30, 2015. Total current liabilities increased to $1,014,023 as of September 30, 2015 compared to $995,737 as of June 30, 2015. The decreases in total assets and the increases in total current liabilities were mainly due to a decrease in cash and an increase in accounts payable - related party as of September 30, 2015.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company or any of its subsidiaries, is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Share Exchange Agreement dated February 12, 2014. (2)

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 18, 2011.(2)

3.2	By-laws. (3)

3.3	Articles of Association of DanDrit Denmark, as amended, dated February 26, 2004. (2)

3.4	Certificate of Ownership and Merger, dated February 12, 2014. (2)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 12, 2014 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form S-1 filed with the SEC on February 14, 2014 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DanDrit Biotech USA, Inc.

Dated: November 13, 2015	By:	/s/ Eric J. Leire
Eric J. Leire
Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2015	By:	/s/ Lone Degn
Lone Degn
Chief Financial Officer (Principal Financial and Accounting Officer)

