Form 10-Q
period 2015-12-31
DanDrit Biotech USA, Inc.
filed 2016-02-12
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,533,290 shares of common stock, par value $0.0001 per share (including 185,053 shares of common stock reserved for issuance to the Non-Consenting Shareholders (as defined below) and deemed issued and outstanding for accounting purposes), outstanding as of February 12, 2016.

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

The results for the period ended December 31, 2015 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KT for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission on September 28, 2015.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	Dec 31,	June 30,
	2015	2015
ASSETS

CURRENT ASSETS:
Cash	$531,260	$421,145
Cash held in escrow	-	1,052,989
Other Receivables	581,717	432,125
Prepaid Expenses	79,783	-
Total Current Assets	1,192,760	1,906,259

PROPERTY AND EQUIPMENT, Net accumulated Depreciation	-	-

OTHER ASSETS
Definite Life Intangible Assets	140,415	164,046
Deposits	2,511	2,572
Total Other Assets	142,926	166,618
TOTAL ASSETS	$1,335,686	$2,072,877

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

Notes Payable - Related Party	$101,382	$100,614
Accounts Payable	526,346	512,783
Accounts Payable - Related Party	96,897	366,035
Accrued Expenses	169,289	16,305
Total Current Liabilities	893,914	995,737

Total Liabilities	893,914	995,737

STOCKHOLDER’S EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized, 9,533,290, and 9,533,290 issued and outstanding at December 31, 2015 and June 30, 2015, respectively	953	953
Additional paid-in capital	25,098,050	25,098,050
Accumulated Deficit	(25,337,533)	(24,565,455)
Other Comprehensive Income, net	680,302	543,592
Total Stockholder’s Equity	441,772	1,077,140

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,335,686	2,072,877

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenues	$42,525	$-	$42,525	$-

Cost of Goods Sold	5,244	70,161	5,244	213,656

Gross profit (Loss)	37,281	(70,161)	37,281	(213,656)

Operating Expenses
General and Administrative Expenses	321,629	656,976	526,480	897,413
Research and Development Expenses	277,648	-	379,407	-
Depreciation and Amortization	15,991	4,499	19,928	9,225
Consulting Expenses	16,953	203,642	47,801	328,724
Total Operating Expense	632,221	865,117	973,616	1,235,362

(LOSS) FROM OPERATIONS	(594,940)	(935,278)	(936,335)	(1,449,018)

Other Income (Expense)
Interest (expense)	1	(28,482)	1	(47,622)
Interest (expense) – Related Party	(592)	(572)	(1,184)	(1,164)
(Loss) on Currency Transactions	(166,348)	(40,927)	(198,576)	(40,801)
Interest and Other Income	-	5,478	-	5,689
Total Other Income (Expense)	(166,939)	(64,503)	(199,759)	(83,898)

(Loss) Before Income Taxes	(761,879)	(999,781)	(1,136,094)	(1,532,916)

Income Tax Expense (Benefit)	(340,103)	(46,650)	(364,016)	(44,542)

NET (LOSS)	$(421,776)	$(953,131)	$(772,078)	$(1,488,374)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.11)	$(0.08)	$(0.175)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,533,290	8,925,309	9,533,290	8,503,147

See accompanying notes to the unaudited financial statements.

3

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

STATEMENTS OF OTHER COMPREHENSIVE LOSS

	(Unaudited)		(Unaudited)
	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2015	2014	2015	2014

Net Loss	$(421,776)	$(953,131)	$(772,078)	$(1,488,374)
Currency Translation, Net of Taxes	146,232	75,738	136,416	291,358

Other Comprehensive Loss	$(275,544)	$(877,393)	$(635,662)	$(1,197,016)

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	(Unaudited) For the Six Months Ended December 31,
	2015	2014

NET (LOSS)	$(772,078)	$(1,488,374)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	19,928	34,084
Accrued Interest on Notes Payable - Related Party	1,184	-
CHANGES IN ASSETS AND LIABILITIES:
(Increase) Decrease in Other Receivables	(149,592)	77,310
(Increase) Decrease in Prepaid Expenses/Deposits	(79,722)	10,181
Increase (Decrease) in Accounts Payable	13,563	42,585
Increase (Decrease) in Accounts Payable – Related Party	(269,138)	212,438
Increase (Decrease) in Accrued Expenses	152,984	(280,423)
Total Adjustments	(310,793)	96,175

NET CASH USED IN OPERATING ACTIVITIES	(1,082,871)	(1,392,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Cash Held in Escrow	1,052,989	(1,882,394)

NET CASH USED BY INVESTING ACTIVITIES	1,052,989	(1,882,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Notes Payable – Related Party	-	(1,476,686)
Payment of Stock Offering Costs	-	(89,360)
Proceeds from Stock Offering	-	7,377,089

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	-	5,811,043

Gain (Loss) on Currency Translation	139,997	291,357

NET INCREASE (DECREASE) IN CASH	110,115	2,827,807

CASH, BEGINNING OF PERIOD	421,145	181,024

CASH, END OF PERIOD	$531,260	$3,008,831

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$-	$82,816
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash received from offering held in escrow	$-	$-
Previously paid stock offering cost offset against stock offering	$-	$67,000

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2015 and 2014 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2015 audited financial statements. The results of operations for the periods ended December 31, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

Business and Basis of Presentation — DanDrit Biotech USA, Inc. (“DanDrit USA”, the “Company”, “we”, “us”, “our”) was originally incorporated in the state of Delaware on January 18, 2011 as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.

DanDrit BioTech A/S, a Danish Corporation was incorporated on April 1, 2001 (“DanDrit Denmark”) and is treated as a wholly owned subsidiary of the Company. On February 12, 2014, pursuant to the terms and conditions of a Share Exchange Agreement (the "Share Exchange Agreement"), DanDrit USA acquired approximately 100% of the issued and outstanding capital stock of DanDrit BioTech A/S, a Danish corporation (“DanDrit Denmark”) and as a result became the parent of DanDrit Denmark (the “Share Exchange”). Prior to the Share Exchange there were 5,000,000 shares of the common stock, par value $0.0001 per share (the “Common Stock”) of DanDrit Denmark’s parent company (the “Parent”) outstanding. The Parent and a shareholder agreed to cancel 4,400,000 shares of its common stock and issued 1,440,000 shares of common stock for legal and consulting services related to the Share Exchange and a future financing. At the time of the Share Exchange, the outstanding shares of the common stock of DanDrit Denmark were exchanged for 1.498842 shares of Parent’s common stock, for a total of 6,000,000 shares of common stock (including 185,053 shares of common stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the Non-Consenting Shareholders, deemed issued and outstanding for accounting purposes). Following the closing of the Share Exchange, DanDrit Biotech USA, Inc., the wholly owned subsidiary of the Company, merged with and into the Company, thereby changing the Company’s name to “DanDrit Biotech USA, Inc.” DanDrit Denmark engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer using the dendritic cell technology.

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

Consolidation — For the three and six months ended December 31, 2015 and 2014, the consolidated financial statements include the accounts and operations of DanDrit Denmark, and the accounts and operations of DanDrit USA. All material inter-company transactions and accounts have been eliminated in the consolidation.

Functional Currency / Foreign currency translation — The functional currency of DanDrit USA is the U.S. Dollar. The functional currency of DanDrit Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ending December 31, 2015 and 2014. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark of $531,260 at December 31, 2015, and had $1,474,134 held in cash and cash held in escrow at June 30, 2015.

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

Research and Development Cost — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our MAGE –A dendrite cell cancer therapy. Research and development costs were included in operating expenses for the three and six months ended December 31, 2015, totaled $277,648 and $379,407, and for the three and six months ended December 2014 $0 and $0, respectively. Our research and development expenses may fluctuate substantially from quarter to quarter depending on the clinical studies and the timing of samples supporting the clinical studies.

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

Reclassification — The financial statements for the period ended December 31, 2014 and June 30, 2015 have been reclassified to conform to the headings and classifications used in the December 31, 2015 financial statements.

Alleviated going concern — While the Company has incurred significant losses from inception and has insufficient working capital given its projected losses and planned Phase III testing of its product, we have additional committed sources of capital. On July 10, 2015 the Company received a capital increase commitment of $1,000,000 from a shareholder of the Company. The commitment expires on July 10, 2016. Also on July 10, 2015 the Company received a capital increase commitment of $1,000,000 from an individual. The commitment expires on July 10, 2016. We believe that our cash together with available funds from other potential sources of funds, such as loans and commitments from shareholders, will be sufficient to fund our anticipated working capital needs and capital spending requirements for the next twelve months alleviating the going concern. However, if we were to incur any unanticipated expenditures, such circumstances could put a substantial burden on our cash resources. The Company plans to raise additional capital as needed through the sale of additional common shares and the future compassionate use sales of our product.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2015 and June 30, 2015:

	Useful Life	December 31, 2015	June 30, 2015
Lab equipment and instruments	4-6	$160,860	$164,778
Computer equipment	4-6	55,094	56,436
		215,954	221,214
Less Accumulated Depreciation		(215,954)	(221,214)
Net Property and Equipment		$-	$-

Depreciation expense amounted to $0 and $0 for the three and six month periods, respectively, ended December 31, 2015, and $0 and $0 for the three and six month periods ended December 31, 2014, respectively.

NOTE 3 — DEFINITE-LIFE INTANGIBLE ASSETS

At December 31, 2015 and June 30, 2015, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products and processes of $140,415 and $164,046, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three and six months ended December 31, 2015 amounted $15,991 and $19,928, respectively, including $12,048 in losses on abandoned assets. For the three and six months ended December 31, 2014 amortization expense amounted to $4,499 and $9,225, respectively. Expected future amortization expense for the years ended are as follows:

Year ending June 30,
2016	$7,237
2017	14,515
2018	14,515
2019	14,515
2020	14,554
Thereafter	75,079
$140,415

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consists of the following as of December 31, 2015 and June 30, 2015:

	Dec. 31, 2015	June 30, 2015
Non-Interest Bearing Loan Payable Sunrise Financial Group Inc.	$38,235	$38,235
Note Payable ML Group	17,084	17,500
6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC	46,063	44,879
Total Notes Payable – Related Party	101,382	100,614
Less Current Maturities	(101,382)	(100,614)
Note Payables – Related Party Long Term	$-	$-

The following represents the future maturities of long-term debt as of December 31, 2015:

Year ending June 30,
2016	101,382
2017	-
2018	-
2019	-
2020	-
Thereafter	-
101,382

As of December 31, 2015, the outstanding balance of $38,235 for professional fees paid by a related party and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loan payable was acquired in the reverse acquisition. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

A 6% Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange. As of December 31, 2015 the outstanding balance on the Note, including accrued interest, was $46,063. During the three and six months ended December 31, 2015, the Company recorded related party interest on the Note of $592, and $1,184, respectively and during the three and six months ended December 31, 2014, $572, and $1,164, respectively.

NOTE 5 — LEASES

Operating Leases — The Company leases laboratory and production space under operating lease agreements which can be cancelled with 3-months notice. The lease calls for monthly payments of DKK 6,300 (approximately $932 at December 31, 2015).

On March 27, 2014, the Company entered into an operating lease agreement for office space from a related party. The Lease calls for monthly payments of DKK 20,000 (approximately $2,958). The lease was terminated on May 31, 2015.

 On March 25, 2015, the Company entered into an agreement for use of virtual office space at a rate of $375/month on a month-to-month basis, which can be terminated by either party on one month’s notice.

Lease expense charged to operations was $3,900 and $7,840 for the three and six months ended December 31, 2015, respectively and $11,603 and $23,336 for the three and six months ended December 31, 2014, respectively.

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

As of December 31, 2015, the Company had net operating loss carry-forwards of approximately $9,717,603 at an estimated effective tax rate of 22% or $2,137,873 for Danish tax purposes which do not expire and net operating loss carry-forwards of approximately $808,668 at an estimated effective tax rate of 34% or $274,947 for U.S. Federal Tax purposes which expire through 2034, a portion of which shall be limited due to the change in control of the Parent.

The Company files U.S. and Danish income tax returns, and they are generally no longer subject to tax examinations for years prior to 2011 and 2009, respectively.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at December 31, 2015 and June 30, 2015:

	Dec. 31, 2015	June 30, 2015
Excess of Tax over book depreciation Fixed assets	$8,589	$10,240
Excess of Tax over book depreciation Patents	3,569	5,560
Net Operating Loss Carry forward	2,412,820	2,535,177
Valuation Allowance	(2,424,978)	(2,550,977)
Total Deferred Tax Asset (Liabilities)	$-	$-

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

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INCOME TAXES (Continued)

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Computed Tax at Expected Statutory Rate	$(386,272)	$(337,242)
Non-US Income Taxed at Different Rates	133,372	183,063
Non-Deductable expenses	2,460	8,390
Valuation allowance	(113,576)	101,247
Income Tax Expense	$(364,016)	$(44,542)

The components of income tax expense (benefit) from continuing operations for the three months ended December, 2015 and 2014 consisted of the following:

	2015	2014
Current Tax Expense
Danish Income Tax	$(364,016)	$(44,542)
Total Current Tax Expense	(364,016)	(44,542)
Deferred Income Tax Expense (Benefit)
Excess of Tax over Book Depreciation Fixed Assets	6,369	19,259
Excess of Tax over Book Depreciation Patents	2,863	67,488
Net Operating Loss Carry forwards	(104,344)	(187,994)
Change in the Valuation allowance	(113,576)	101,247
Total Deferred Tax Expense	$-	$-

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 7 — LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three and six month periods ended December 31, 2015, and 2014:

	For the 3 Months Ended		For the 6 Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net (Loss)	(421,776)	(953,131)	(772,078)	(1,488,374)
Weighted average number of common shares used in basic earnings per share	9,533,290	8,925,309	9,533,290	8,503,147
Effect of dilutive securities, stock options and warrants	-	-	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	9,533,290	8,925,309	9,533,290	8,503,147

For the three and six months ended December 31, 2015 and 2014, the Company had no common stock equivalents.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock — The Company has 100,000,000 authorized shares of Common stock $0.0001. As of December 31, 2015 and June 30, 2015 there were 9,533,290 shares issued and outstanding.

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

Related Party Consulting Agreement — As of December 11, 2014, the Company entered into an agreement with Northern Biotech Fund SARL, an entity controlled by a shareholder of the Company. Northern Biotech Fund SARL provided consulting services to the Company through January 2015 in connection with planning and structuring a fund raising for the Company.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — RELATED PARTY TRANSACTIONS

On July 10, 2015 the Company received a capital increase commitment on $1,000,000 from a shareholder of the Company. The commitment expires on July 10, 2016.

At December 31, 2015 and 2014, the Company had various notes payable with shareholders of the Company (See Note 4).

On March 27, 2014 the Company entered into an operating lease agreement for office space from a shareholder of the Company (See Note 5) which was terminated on May 31, 2015. During the three and six months ended December 31, 2015, the Company paid the related party $0 and $0, respectively. During the same periods in 2014 the Company paid $8,808 and $17,746, respectively.

During the three and six months ended December 31, 2015 the Company paid $22,020 and $44,365 respectively, for medical consultancy services to JARO Holding ApS and in the same periods in 2014, $27,613 and $53,080, respectively. JARO Holding ApS is an entity owned by a director of the Company.

In July, 2015 the Company paid DKK50.000 ($7,448) to Paseco ApS, an entity owned by a shareholder of the Company, for consultancy services provided in July 2015.

During the three and six months ended December 31, 2015, a law firm partially owned by the Company’s Chairman of the Board of Directors provided legal services of $8,193 and $29,765, respectively, to the Company and in the same periods in 2014, $4,096 and $62,935, respectively. At December 31, 2015 the Company had a payable to the firm in the amount of $96,897.

NOTE 11 — SUBSEQUENT EVENTS

The Company’s management reviewed material events through February 11, 2016.

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

As of December 31, 2015 the Company had $531,260 in cash and working capital of $328,129 as compared to June 30, 2015, when the Company had $1,474,134 in cash and cash held in escrow and working capital of $910,522. The decrease in cash and working capital is primarily due to the Company’s efforts to secure financings through equity offering and expenses for research and development attributable to the Company engaging an entity to perform Phase IIb/III clinical trial of MelCancerVac™.

Following is a summary of the company’s cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended Dec. 31, 2015	Six Months Ended Dec. 31, 2014
Net Cash (Used by) Operating Activities	$(1,082,871)	$(1,392,199)
Net Cash (Used by) Investing Activities	1,052,989	(1,882,394)
Net Cash Provided by Financing Activities	$-	$5,811,043
(Gain) Loss on Currency Translation	139,997	291,357
Net Increase (Decrease) in Cash and Cash Equivalents	$110,115	$2,827,807

As of December 31, 2015, the Company is dependent upon the receipt of capital investment or other financing from related parties or other sources to fund its ongoing operations.

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

As of December 31, 2015, the outstanding balance of $38,235 for professional fees paid by a related party and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loan payable was acquired in the reverse acquisition. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

A 6% Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange. As of December 31, 2015 and 2014, the outstanding balance on the Note, including accrued interest, was $46,063 and $42,753, respectively. During the three and six months ended December 31, 2015 the Company recorded related party interest on the Note of $592, and $1,184, respectively and in the same periods in 2014, $572 and $1,184, respectively.

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

Three and six months ended December 31, 2015 compared to the three and six months ended December 31, 2014

The following table sets forth our revenues, expenses and net income for the three and six months ended December 31, 2015 and 2014. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenues	$42,525	$-	$42,525	$-

Cost of Goods Sold	5,244	70,161	5,244	213,656

Gross profit (Loss)	37,281	(70,161)	37,281	(213,656)

Operating Expenses
General and Administrative Expenses	321,629	656,976	526,480	897,413
Research and Development Expenses	277,648	-	379,407	-
Depreciation and Amortization	15,991	4,499	19,928	9,225
Consulting Expenses	16,953	203,642	47,801	328,724
Total Operating Expense	632,221	865,117	973,616	1,235,362

(LOSS) FROM OPERATIONS	(594,940)	(935,278)	(936,335)	(1,449,018)

Other Income (Expense)
Interest (expense)	1	(28,482)	1	(47,622)
Interest (expense) – Related Party	(592)	(572)	(1,184)	(1,164)
(Loss) on Currency Transactions	(166,348)	(40,927)	(198,576)	(40,801)
Interest and Other Income		5,478		5,689
Total Other Income (Expense)	(166,939)	(64,503)	(199,759)	(83,898)

(Loss) Before Income Taxes	(761,879)	(999,781)	(1,136,094)	(1,532,916)

Income Tax Expense (Benefit)	(340,103)	(46,650)	(364,016)	(44,542)

NET (LOSS)	$(421,776)	$(953,131)	$(772,078)	$(1,488,374)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.11)	$(0.08)	$(0.175)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,533,290	8,925,309	9,533,290	8,503,147

Revenues

Revenues from operations for the three months ended December 31, 2015 and December 31, 2014 were $ 42,525 and $0, respectively, and $42,525 and $0 for the six months ended December 31, 2015 and December 31, 2014, respectively. The revenues for the three and six month periods ending December 31, 2015 were primarily final payment on project Naimet and a smaller amount of sale of lysate to the Singapore NCC compassionate use program by DanDrit Denmark.

Cost of Goods Sold

Our cost of goods sold was $5,244 and $70,161 during the three months ended December 31, 2015 and December 31, 2014, respectively and $5,244 and $213,656 for the six months ended December 31, 2015 and December 31, 2014, respectively, and was primarily associated with the production of lysate.

Gross profit (Loss)

Gross profit for the three months ended December 31, 2015 was $37,281 compared to gross loss of $70,161 for same period in 2014. Gross profit for the six months ended December 31, 2015 was $37,281 compared to gross loss of $213,656 for same period in 2014. The increase in the gross profit was primarily due to the final payment on project Naimet for the three and six months ended December 31, 2015.

Expenses

Our operating expense for the three months ended December 31, 2015 totaled $632,221, representing a decrease of $232,896, or approximately 27% compared to $865,117 for the three months ended December 31, 2014. Our operating expense for the six months ended December 31, 2015 totaled $973,616, representing a decrease of $261,746, or approximately 21% compared to $1,235,362 for the six months ended December 31, 2014. The largest contributors to the decrease in operating expenses were for fees associated with raising funds through an equity offering in 2014.

 General and administrative expenses for the three months ended December 31, 2015 totaled $321,629, representing a decrease of $335,347, or approximately 51% compared to $656,976 for the three months ended December 31, 2014. General and administrative expenses for the six months ended December 31, 2015 totaled $526,480, representing a decrease of $370,933, or approximately 41% compared to $897,413 for the six months ended December 31, 2014.The decrease was due primarily to a decrease in costs associated with legal and audit fees. General and administrative expenses include audit and legal fees, office rental, insurance, patent fees, salaries and travel expenses.

Research and Development expenses for the three and six months ended December 31, 2015 were $277,648 and $379,407 respectively. There were no research and development expenses in the same periods in 2014. The research and development expenses are attributable to the Company performing Phase IIb/III clinical trial of MelCancerVac™.

Depreciation and amortization expenses for the three months ended December 31, 2015 and 2014 were $15,991 and $4,499, respectively and $19,928 and $9,225 for the six months ended December 31, 2015 and 2014, respectively. Depreciation and amortization expenses for the three and six months ended December 31, 2015 includes $12,048 on loss on abandoned assets

Consulting expenses for the three months ended December 31, 2015 and 2014 were $16,953 and $203,642, respectively and $47,801 and $328,724 for the six months ended December 31, 2015 and 2014, respectively. The decrease was primarily due to the fees associated with raising funds through an equity offering in 2014.

Other income (expense) net for the three months ended December 31, 2015 and 2014 were $(166,939) and $(64,503), respectively and $(199,759) and $(83,898) for the six months ended December 31, 2015 and 2014, respectively. Other expense is associated with interest on related party loans and losses on currency transactions.

Net Loss

Net loss for the three months ended December 31, 2015 was $(421,776) or $(0.04) per share compared to a net loss of $(953,131) or $(0.11) per share for the three months ended December 31, 2014 representing a decrease of $531,355 or 56%. Net loss for the six months ended December 31, 2015 was $(772,078) or $(0.08) per share compared to a net loss of $(1,488,374) or $(0.175) per share for the three months ended December 31, 2014 representing a decrease of $716,296 or 48%. The decrease was primarily due to the decrease in expenses associated with raising funds through an equity offering in 2014 and the decrease in legal and audit fees.

Cash Flows

Cash used by operating activities for the six months ended December 31, 2015 was $1,082,871, representing a increase of $309,328, or approximately 22% compared to cash used by operating activities of $1,392,199 for the six months ended December 31, 2014. The net cash used by operating activities was primarily due to fund raising efforts of the Company and the operations of DanDrit Denmark.

Assets

Total assets as of December 31, 2015 were $1,335,686 compared to $2,072,877 as of June 30, 2015. Total current liabilities decreased to $893,914 as of December 31, 2015 compared to $995,737 as of June 30, 2015. The decreases in total assets and in total current liabilities were mainly due to a decrease in cash and in accounts payable - related party as of December 31, 2015.

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

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Share Exchange Agreement dated February 12, 2014. (2)

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 18, 2011.(2)

3.2	By-laws. (3)

3.3	Articles of Association of DanDrit Denmark, as amended, dated February 26, 2004. (2)

3.4	Certificate of Ownership and Merger, dated February 12, 2014. (2)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015.*

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 12, 2014 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form S-1 filed with the SEC on February 14, 2014 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DanDrit Biotech USA, Inc.

Dated: February 12, 2016	By:	/s/ Eric J. Leire
Eric J. Leire
Chief Executive Officer (Principal Executive Officer)

Dated: February 12, 2016	By:	/s/ Lone Degn
Lone Degn
Chief Financial Officer (Principal Financial and Accounting Officer)

