Form 10-Q
period 2016-03-31
DanDrit Biotech USA, Inc.
filed 2016-05-13
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,533,290 shares of common stock, par value $0.0001 per share (including 185,053 shares of common stock reserved for issuance to the Non-Consenting Shareholders (as defined below) and deemed issued and outstanding for accounting purposes), outstanding as of May 11, 2016.

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

The results for the period ended March 31, 2016 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-KT for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission on September 28, 2015.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2016	2015
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash	$151,222	$421,145
Cash held in escrow	-	1,052,989
Other Receivables	643,947	432,125
Prepaid Expenses	39,917	-
Total Current Assets	835,086	1,906,259

PROPERTY AND EQUIPMENT, Net accumulated Depreciation	-	-

OTHER ASSETS
Definite Life Intangible Assets	142,757	164,046
Deposits	2,672	2,572
Total Other Assets	145,429	166,618
TOTAL ASSETS	$980,515	$2,072,877

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

Notes Payable - Related Party	$102,712	$100,614
Accounts Payable	763,760	512,783
Accounts Payable - Related Party	30,923	366,035
Accrued Expenses	146,511	16,305
Total Current Liabilities	1,043,906	995,737

Total Liabilities	1,043,906	995,737

STOCKHOLDER’S EQUITY(Deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized, 9,533,290, and 9,533,290 issued and outstanding at March 31, 2016 and June 30, 2015, respectively	953	953
Additional paid-in capital	25,098,050	25,098,050
Accumulated Deficit	(25,545,096)	(24,565,455)
Other Comprehensive Income, net	382,702	543,592
Total Stockholder’s Equity (Deficit)	(63,391)	1,077,140

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$980,515	2,072,877

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenues	$-	$-	$42,525	$-

Cost of Goods Sold	-	44,622	5,244	258,278

Gross profit (Loss)	-	(44,622)	37,281	(258,278)

Operating Expenses
General and Administrative Expenses	257,461	372,996	783,941	1,270,409
Research and Development Expenses	235,927	151,813	615,334	151,813
Depreciation and Amortization	3,642	4,055	23,571	13,280
Consulting Expenses	16,574	291,998	64,374	620,722
Total Operating Expense	513,604	820,862	1,487,220	2,056,224

(LOSS) FROM OPERATIONS	(513,604)	(865,484)	(1,449,939)	(2,314,502)

Other Income (Expense)
Interest (expense)	-	(961)	1	(47,622)
Interest (expense) – Related Party	(585)	(579)	(1,769)	(2,704)
Gain (Loss) on Currency Transactions	272,818	(392,474)	74,242	(433,275)
Interest and Other Income	-	6,153	-	11,842
Total Other Income (Expense)	272,233	(387,861)	72,474	(471,759)

(Loss) Before Income Taxes	(241,371)	(1,253,345)	(1,377,465)	(2,786,261)

Income Tax Expense (Benefit)	(33,808)	-	(397,824)	(44,542)

NET (LOSS)	$(207,563)	$(1,253,345)	$(979,641)	$(2,741,719)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.13)	$(0.10)	$(0.33)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,533,290	9,533,290	9,533,290	8,351,018

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

STATEMENTS OF OTHER COMPREHENSIVE LOSS

	For the Three		For the Nine
	Months Ended March 31,		Months Ended March 31,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net Loss	$(207,563)	$(1,253,345)	$(979,641)	$(2,741,719)
Currency Translation, Net of Taxes	(297,600)	442,575	(160,890)	733,933

Other Comprehensive Loss	$(505,163)	$(810,770)	$(1,140,531)	$(2,007,786)

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended March 31,
	2016	2015
	(Unaudited)

NET (LOSS)	$(979,641)	$(2,741,719)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	21,289	59,436
Accrued Interest on Notes Payable - Related Party	2,098	1,540
CHANGES IN ASSETS AND LIABILITIES:
(Increase) Decrease in Other Receivables	(211,822)	44,206
(Increase) Decrease in Prepaid Expenses/Deposits	(40,017)	11,001
Increase (Decrease) in Accounts Payable	250,977	(46,677)
Increase (Decrease) in Accounts Payable – Related Party	(335,112)	200,857
Increase (Decrease) in Accrued Expenses	130,206	(964,630)
Total Adjustments	(182,381)	(694,267)

NET CASH USED IN OPERATING ACTIVITIES	(1,162,022)	(3,435,986)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Cash Held in Escrow	1,052,989	147,108

NET CASH USED BY INVESTING ACTIVITIES	1,052,989	147,108

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Notes Payable – Related Party	-	(1,476,686)
Payment of Stock Offering Costs	-	(89,360)
Proceeds from Stock Offering	-	7,377,089

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	-	5,811,043

Gain (Loss) on Currency Translation	(160,890)	731,746

NET INCREASE (DECREASE) IN CASH	(269,923)	3,253,911

CASH, BEGINNING OF PERIOD	421,145	181,024

CASH, END OF PERIOD	$151,222	$3,434,935

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$-	$82,816
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash received from offering held in escrow	$-	$-
Previously paid stock offering cost offset against stock offering	$-	$67,000

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2016 and 2015 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2015 audited financial statements. The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

Business and Basis of Presentation — DanDrit Biotech USA, Inc. (“DanDrit USA”, the “Company”, “we”, “us”, “our”) was originally incorporated in the state of Delaware on January 18, 2011 as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.

DanDrit BioTech A/S, a Danish Corporation was incorporated on April 1, 2001 (“DanDrit Denmark”) and is treated as a wholly owned subsidiary of the Company. On February 12, 2014, pursuant to the terms and conditions of a Share Exchange Agreement (the "Share Exchange Agreement"), DanDrit USA (the “Parent”) acquired approximately 100% of the issued and outstanding capital stock of DanDrit BioTech A/S, a Danish corporation (“DanDrit Denmark”) and as a result became the parent of DanDrit Denmark (the “Share Exchange”). Prior to the Share Exchange there were 5,000,000 shares of the common stock, par value $0.0001 per share (the “Common Stock”) of DanDrit Denmark’s parent company (the “Parent”) outstanding. The Parent and a shareholder agreed to cancel 4,400,000 shares of its common stock and issued 1,440,000 shares of common stock for legal and consulting services related to the Share Exchange and a future financing. At the time of the Share Exchange, the outstanding shares of the common stock of DanDrit Denmark were exchanged for 1.498842 shares of Parent’s common stock, for a total of 6,000,000 shares of common stock (including 185,053 shares of common stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the Non-Consenting Shareholders, deemed issued and outstanding for accounting purposes). Following the closing of the Share Exchange, DanDrit Biotech USA, Inc., the wholly owned subsidiary of the Company, merged with and into the Company, thereby changing the Company’s name to “DanDrit Biotech USA, Inc.” DanDrit Denmark engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer using the dendritic cell technology.

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

Consolidation — For the three and nine months ended March 31, 2016 and 2015, the consolidated financial statements include the accounts and operations of DanDrit Denmark, and the accounts and operations of DanDrit USA. All material inter-company transactions and accounts have been eliminated in the consolidation.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Functional Currency / Foreign currency translation — The functional currency of DanDrit USA is the U.S. Dollar. The functional currency of DanDrit Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ending March 31, 2016 and 2015. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark of $151,212 at March 31, 2016, and had $1,052,989 of cash held in escrow in Denmark at June 30, 2015.

Property and Equipment — Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from four to nine years (See Note 3).

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

Revenue Recognition and Sales — The Company’s sales of its MelCancerVac® (“MCV”) colorectal cancer vaccine have been limited to a compassionate use basis in Singapore after stage IIA trials and is not approved for current sale for any other use or location. The Company's accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), and FASB ASC 605 Revenue Recognition. The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer.

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

Research and Development Cost — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our MAGE –A dendrite cell cancer therapy. Research and development costs were included in operating expenses for the three and nine months ended March 31, 2016, totaled $235,927 and $615,334, and for the three and nine months ended March 2015 $151,813 and $151,813, respectively. Our research and development expenses may fluctuate substantially from quarter to quarter depending on the clinical studies and the timing of samples supporting the clinical studies.

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

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year. In accordance with the agreed upon delay, the new standard is effective for us beginning in the first quarter of 2018 and we expect to adopt it at that time. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method nor have we determined the impact of the new standard on our consolidated condensed financial statements.

In 2015, the FASB issued an amended standard requiring that we classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current. The amended standard is effective for us beginning in the first quarter of 2017; early adoption is permitted and we are evaluating whether we will early adopt. The amended standard may be adopted on either a prospective or retrospective basis. We do not expect that the adoption of this standard will have a significant impact on our financial position or results of operations.

In February 2016, the FASB issued changes to the accounting for leases that primarily affect presentation and disclosure requirements. The new standard will require the recognition of a right to use asset and underlying lease liability for operating leases with an initial life in excess of one year. This standard is effective for us beginning in the first quarter of 2019. We have not yet determined the impact of the new standard on our consolidated financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Reclassification — The financial statement for the period ended June 30, 2015 and March 31, 2015 have been reclassified to conform to the headings and classifications used in the March 31, 2016 financial statements.

Going concern — The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred significant losses from inception, has a working capital deficit and has insufficient working capital given its projected losses and planned Phase III testing of its product. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

The Company plans to raise additional capital as needed through the sale of additional common shares and the future compassionate use sales of our product. The Company has additional committed sources of capital. On July 10, 2015 the Company received a capital increase commitment of $1,000,000 from a shareholder of the Company. The commitment expires on July 10, 2016. Also on July 10, 2015 the Company received a capital increase commitment of $1,000,000 from an individual. The commitment expires on July 10, 2016. However, if we were to incur any unanticipated expenditures, such circumstances could put a substantial burden on our cash resources. We believe that our cash together with available funds from other potential sources of funds, such as loans and commitments from shareholders, will be sufficient to fund our anticipated working capital needs and capital spending requirements for the next twelve months.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2016 and June 30, 2015:

	Useful Life	March 31, 2016	June 30, 2015
Lab equipment and instruments	4-6	$167,869	$164,778
Computer equipment	4-6	57,494	56,436
		225,363	221,214
Less Accumulated Depreciation		(225,363)	(221,214)
Net Property and Equipment		$-	$-

Depreciation expense amounted to $0 and $0 for the three and nine month periods, respectively, ended March 31, 2016, and $0 and $0 for the three and nine month periods ended March 31, 2015, respectively.

NOTE 3 — DEFINITE-LIFE INTANGIBLE ASSETS

At March 31, 2016 and June 30, 2015, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products and processes of $142,757 and $164,046, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three and nine months ended March 31, 2016 amounted to $3,642and $23,571, respectively, including $12,048 in losses on abandoned assets. For the three and nine months ended March 31, 2015 amortization expense amounted to $4,055 and $13,280, respectively. Expected future amortization expense for the years ended are as follows:

Year ending June 30,
2016	$3,776
2017	15,147
2018	15,147
2019	15,147
2020	15,189
Thereafter	78,351
$142,757

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consists of the following as of March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015
Non-Interest Bearing Loan Payable Sunrise Financial Group Inc.	$38,235	$38,235
Note Payable ML Group	17,829	17,500
6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC	46,648	44,879
Total Notes Payable – Related Party	102,712	100,614
Less Current Maturities	(102,712)	(100,614)
Note Payables – Related Party Long Term	$-	$-

The following represents the future maturities of long-term debt as of March 31, 2016:

Year ending June 30,
2016	102,712
2017	-
2018	-
2019	-
2020	-
Thereafter	-
102,712

As of March 31, 2016, the outstanding balance of $38,235 for professional fees paid by a related party and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loan payable was acquired in the reverse acquisition. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

A 6% Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange. As of March 31, 2016 the outstanding balance on the Note, including accrued interest, was $46,648. During the three and nine months ended March 31, 2016, the Company recorded related party interest on the Note of $585, and $1,769, respectively and during the three and nine months ended March 31, 2015, $578, and $1,763, respectively.

NOTE 5 — LEASES

Operating Leases — The Company leases laboratory and production space under operating lease agreements which can be cancelled with 3-months notice. The lease calls for monthly payments of DKK 6,300 (approximately $931 at March 31, 2016).

On March 27, 2014, the Company entered into an operating lease agreement for office space from a related party. The lease calls for monthly payments of DKK 20,000 (approximately $2,956). The lease was terminated on May 31, 2015.

 On March 25, 2015, the Company entered into an agreement for use of virtual office space at a rate of $375/month on a month-to-month basis, which can be terminated by either party on one month’s notice.

Lease expense charged to operations was $3,916 and $11,756 for the three and nine months ended March 31, 2016, respectively and $11,918 and $35,254 for the three and nine months ended March 31, 2015, respectively.

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

As of March 31, 2016, the Company had net operating loss carry-forwards of approximately $10,150,000 at an estimated effective tax rate of 22% or approximately $2,233,000 for Danish tax purposes which do not expire and net operating loss carry-forwards of approximately $864,000 at an estimated effective tax rate of 34% or approximately $294,000 for U.S. Federal Tax purposes which expire through 2034, a portion of which shall be limited due to the change in control of the Parent.

The Company files U.S. and Danish income tax returns, and they are generally no longer subject to tax examinations for years prior to 2011 and 2009, respectively.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at March 31, 2016 and June 30, 2015:

	March 31, 2016	June 30, 2015
Excess of Tax over book depreciation Fixed assets	$8,403	$10,240
Excess of Tax over book depreciation Patents	2,307	5,560
Net Operating Loss Carry forward	2,526,911	2,535,177
Valuation Allowance	(2,537,621)	(2,550,977)
Total Deferred Tax Asset (Liabilities)	$-	$-

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Computed Tax at Expected Statutory Rate	$(468,338)	$(337,242)
Non-US Income Taxed at Different Rates	148,517	183,063
Non-Deductible expenses	-	8,390
Difference in tax rates	(64,647)	-
Valuation allowance	(13,356)	101,247
Income Tax Expense	$(397,824)	$(44,542)

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INCOME TAXES (Continued)

The components of income tax expense (benefit) from continuing operations for the nine months ended March, 2016 and 2015 consisted of the following:

	2016	2015
Current Tax Expense
Danish Income Tax	$(397,824)	$(44,542)
Total Current Tax Expense	(397,824)	(44,542)
Deferred Income Tax Expense (Benefit)
Excess of Tax over Book Depreciation Fixed Assets	1,837	19,259
Excess of Tax over Book Depreciation Patents	3,253	67,488
Net Operating Loss Carry forwards	8,266	(187,994)
Change in the Valuation allowance	(13,356)	101,247
Total Deferred Tax Expense	$-	$-

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 7 — LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three and nine month periods ended March 31, 2016, and 2015:

	For the 3 Months Ended		For the 9 Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net (Loss)	(207,563)	(1,253,345)	(979,641)	(2,741,719)
Weighted average number of common shares used in basic earnings per share	9,533,290	9,533,290	9,533,290	8,351,018
Effect of dilutive securities, stock options and warrants	-	-	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	9,533,290	9,533,290	9,533,290	8,351,018

For the three and nine months ended March 31, 2016 and 2015, the Company had no common stock equivalents.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock — The Company has 100,000,000 authorized shares of Common stock $0.0001. As of March 31, 2016 and June 30, 2015 there were 9,533,290 shares issued and outstanding.

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

Clinical Trial Agreements– The Company’s subsidiary, DanDrit Biotech A/S, signed a contract of collaboration with the University Hospital IRCCS “San Martino” - IST – National Institute for Cancer Research, known as the San Martino Hospital of Genoa. Dr. Alberto Sobrero, the Head of the Medical Oncology Unit at the San Martino Hospital, is principal investigator of the randomized multicenter study. The collaboration relates to a Phase III adjuvant study of DanDrit’s vaccine in patients with no evident disease stage IV colorectal cancer (“CRC”). The primary goal of the study is to evaluate the efficacy of MCV  in stage IV CRC patients rendered disease free after the completion of standard treatments in accordance with local practices.

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

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements - The Company and its Subsidiary have employment agreements with officer of the Company.

Contingencies - The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceedings or claim contains an element of uncertainty, management does not expect a material impact on our results of operations or financial position.

NOTE 10 — RELATED PARTY TRANSACTIONS

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

At March 31, 2016 and 2015, the Company had various notes payable with shareholders of the Company (See Note 4).

On March 27, 2014 the Company entered into an operating lease agreement for office space from a shareholder of the Company (See Note 5) which was terminated on May 31, 2015. During the three and nine months ended March 31, 2015 the Company paid $3,019 and $20,765, respectively.

During the three and nine months ended March 31, 2016 the Company paid $0 and $44,365 respectively, for medical consultancy services to JARO Holding ApS and in the same periods in 2015, $0 and $53,080, respectively. JARO Holding ApS is an entity owned by a director of the Company.

In July, 2015 the Company paid DKK50.000 ($7,448) to Paseco ApS, an entity owned by a shareholder of the Company, for consultancy services provided in July 2015.

During the three and nine months ended March 31, 2016, a law firm partially owned by the Company’s Chairman of the Board of Directors provided legal services of $0 and $29,765, respectively, to the Company and in the same periods in 2015, $60,381 and $123,316, respectively. At March 31, 2016 the Company had a payable to the firm in the amount of $30,923.

NOTE 11 — SUBSEQUENT EVENTS

The Company’s management reviewed material events through May 12, 2016.

On April 4, 2016, the Company, entered into an asset purchase agreement (the “Purchase Agreement”) to acquire certain assets and liabilities of OncoSynergy, Inc. (“OncoSynergy”), a privately-held Delaware corporation that develops novel oncology drug candidates. The purchase price for the acquisition consists of (i) a number of shares of common stock, par value 0.0001 (“Common Stock”) of the Company equal to the number of shares of Common Stock outstanding immediately prior to the closing of the acquisition (the “Consideration Shares”), and (ii) derivative securities (including any option, right, warrant, call, convertible security, right to subscribe, conversion right or other agreement or commitment immediately outstanding prior to the closing, if any), of like tenor, exercisable or convertible into a like number of shares of Common Stock, and having rights, preferences, terms and conditions consistent in all respects with such outstanding derivative securities. Immediately following the closing, OncoSynergy will hold 50% of the capital stock of the Company on a fully diluted basis, assuming the exercise or conversion in full of all outstanding derivative securities of the Company.

The acquisition is subject to approval from the Company’s shareholders and certain other conditions, including the receipt of equity capital in an amount not less than $3.0 million by each of the Company and OncoSynergy. In addition, the Company will make employment offers to certain OncoSynergy employees in connection with the consummation of the acquisition. Following the completion of the acquisition, the Company will, subject to shareholder approval, change its name. Pursuant to the terms of the Purchase Agreement, the acquisition must be completed by October 31, 2016 unless otherwise agreed to by the Company and OncoSynergy.

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

On February 12, 2014, pursuant to the terms and conditions of a Share Exchange Agreement (the "Share Exchange Agreement"), DanDrit USA (the “Parent”) acquired approximately 100% of the issued and outstanding capital stock of DanDrit BioTech A/S, a Danish corporation (“DanDrit Denmark”) and as a result became the parent of DanDrit Denmark (the “Share Exchange”). Prior to the Share Exchange there were 5,000,000 shares of the common stock, par value $.0001 per share (the “Common Stock”) of the Parent outstanding. The Parent and a shareholder agreed to cancel 4,400,000 shares of its common stock and issued 1,440,000 shares of common stock for legal and consulting services related to the Share Exchange and a future financing. At the time of the Share Exchange, the outstanding shares of the common stock of DanDrit Denmark were exchanged for 1.498842 shares of Parent’s common stock, for a total of 6,000,000 shares of common stock (including 185,053 shares of common stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the Non-Consenting Shareholders, deemed issued and outstanding for accounting purposes). Following the closing of the Share Exchange, DanDrit Biotech USA, Inc., the wholly owned subsidiary of the Company, merged with and into the Company, thereby changing the Company’s name to “DanDrit Biotech USA, Inc.”

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

On September 24, 2014, DanDrit Denmark signed a contract of collaboration with the University Hospital IRCCS “San Martino” - IST – National Institute for Cancer Research, known as the San Martino Hospital of Genoa. Dr. Alberto Sobrero, the Head of the Medical Oncology Unit at the San Martino Hospital, is principal investigator of the randomized multicenter study. The collaboration relates to a Phase III adjuvant study of DanDrit’s vaccine in patients with no evident disease stage IV colorectal cancer. The primary goal of the study is to evaluate the efficacy of DanDrit’s MelCancerVac® (“MCV”) in stage IV CRC patients rendered disease free after the completion of standard treatments in accordance with local practices.

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

As of March 31, 2016 the Company had $151,222 in cash and working capital deficit of $208,820 as compared to June 30, 2015, when the Company had $1,474,134 in cash and cash held in escrow and working capital of $910,522. The decrease in cash and working capital is primarily due to the Company’s efforts to secure financings through equity offering and expenses for research and development attributable to the Company engaging an entity to perform Phase III clinical trial of MelCancerVac™.

Following is a summary of the company’s cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Net Cash (Used by) Operating Activities	$(1,162,022)	$(3,435,986)
Net Cash (Used by) Investing Activities	1,052,989	147,108
Net Cash Provided by Financing Activities	$-	$5,811,043
(Gain) Loss on Currency Translation	(160,890)	731,746
Net Increase (Decrease) in Cash and Cash Equivalents	$(269,923)	$3,253,911

As of March 31, 2016, the Company is dependent upon the receipt of capital investment or other financing from related parties or other sources to fund its ongoing operations.

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

As of March 31, 2016, the outstanding balance of $38,235 for professional fees paid by a related party and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loan payable was acquired in the reverse acquisition. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

A 6% Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange. As of March 31, 2016 and 2014, the outstanding balance on the Note, including accrued interest, was $46,063 and $42,753, respectively. During the three and nine months ended March 31, 2016 the Company recorded related party interest on the Note of $592, and $1,184, respectively and in the same periods in 2014, $572 and $1,184, respectively.

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

Three and nine months ended March 31, 2016 compared to the three and nine months ended March 31, 2015

The following table sets forth our revenues, expenses and net income for the three and nine months ended March 31, 2016 and 2015. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenues	$-	$-	$42,525	$-

Cost of Goods Sold	-	44,622	5,244	258,278

Gross profit (Loss)	-	(44,622)	37,281	(258,278)

Operating Expenses
General and Administrative Expenses	257,461	372,996	783,941	1,270,409
Research and Development Expenses	235,927	151,813	615,334	151,813
Depreciation and Amortization	3,642	4,055	23,571	13,280
Consulting Expenses	16,574	291,998	64,374	620,722
Total Operating Expense	513,604	820,862	1,487,220	2,056,224

(LOSS) FROM OPERATIONS	(513,604)	(865,484)	(1,449,939)	(2,314,502)

Other Income (Expense)
Interest (expense)	-	(961)	1	(47,622)
Interest (expense) – Related Party	(585)	(579)	(1,769)	(2,704)
Gain (Loss) on Currency Transactions	272,818	(392,474)	74,242	(433,275)
Interest and Other Income	-	6,153	-	11,842
Total Other Income (Expense)	272,233	(387,861)	72,474	(471,759)

(Loss) Before Income Taxes	(241,371)	(1,253,345)	(1,377,465)	(2,786,261)

Income Tax Expense (Benefit)	(33,808)	-	(397,824)	(44,542)

NET (LOSS)	$(207,563)	$(1,253,345)	$(979,641)	$(2,741,719)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.13)	$(0.10)	$(0.33)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,533,290	9,533,290	9,533,290	8,351,018

Revenues

Revenues from operations for the three months ended March 31, 2016 and March 31, 2015 were $ 0 and $0, respectively, and $42,525 and $0 for the nine months ended March 31, 2016 and March 31, 2015, respectively. The revenues for the three and nine month periods ending March 31, 2016 were primarily final payment on project Naimet and a smaller amount of sale of lysate to the Singapore NCC compassionate use program by DanDrit Denmark.

Cost of Goods Sold

Our cost of goods sold was $0 and $44,622 during the three months ended March 31, 2016 and March 31, 2015, respectively and $5,244 and $258,278 for the nine months ended March 31, 2016 and March 31, 2015, respectively, and was primarily associated with the production of lysate.

Gross profit (Loss)

Gross profit for the three months ended March 31, 2016 was $0 compared to gross loss of $44,622 for same period in 2015. Gross profit for the nine months ended March 31, 2016 was $37,281 compared to gross loss of $258,278 for same period in 2015. The increase in the gross profit was primarily due to the final payment on project Naimet for the three and nine months ended March 31, 2016.

Expenses

Our operating expense for the three months ended March 31, 2016 totaled $513,604, representing a decrease of $307,258, or approximately 37% compared to $820,862 for the three months ended March 31, 2015. Our operating expense for the nine months ended March 31, 2016 totaled $1,487,220, representing a decrease of $569,004, or approximately 28% compared to $2,056,224 for the nine months ended March 31, 2015. The largest contributors to the decrease in operating expenses were for fees associated with raising funds through an equity offering in 2015.

 General and administrative expenses for the three months ended March 31, 2016 totaled $257,461, representing a decrease of $115,535, or approximately 31% compared to $372,996 for the three months ended March 31, 2015. General and administrative expenses for the nine months ended March 31, 2016 totaled $783,941, representing a decrease of $486,468, or approximately 38% compared to $1,270,409 for the nine months ended March 31, 2015.The decrease was due primarily to a decrease in costs associated with legal and audit fees. General and administrative expenses include audit and legal fees, office rental, insurance, patent fees, salaries and travel expenses.

Research and Development expenses for the three and nine months ended March 31, 2016 were $235,927 and $615,334 respectively. Research and Development expenses for the three and nine months ended March 31, 2015 were $151,813 and $151,813, respectively. The research and development expenses are attributable to the Company performing Phase III clinical trial of MelCancerVac™.

Depreciation and amortization expenses for the three months ended March 31, 2016 and 2015 were $3,642 and $4,055, respectively and $23,571 and $13,280 for the nine months ended March 31, 2016 and 2015, respectively. Depreciation and amortization expenses for the nine months ended March 31, 2016 includes $12,048 on loss on abandoned assets.

Consulting expenses for the three months ended March 31, 2016 and 2015 were $16,574 and $291,998, respectively and $64,374 and $620,722 for the nine months ended March 31, 2016 and 2015, respectively. The decrease was primarily due to the fees associated with raising funds through an equity offering in 2015.

Other income (expense) net for the three months ended March 31, 2016 and 2015 were $272,233 and $(387,861), respectively and $72,474 and $(471,759) for the nine months ended March 31, 2016 and 2015, respectively. Other expense is primarily associated with gain (losses) on currency transactions, interest proceeds from offering and interest on related party loans.

Net Loss

Net loss for the three months ended March 31, 2016 was $(207,563) or $(0.02) per share compared to a net loss of $(1,253,345) or $(0.13) per share for the three months ended March 31, 2015 representing a decrease of $1,045,782 or 83%. Net loss for the nine months ended March 31, 2016 was $(979,641) or $(0.10) per share compared to a net loss of $(2,741,719) or $(0.33) per share for the three months ended March 31, 2015 representing a decrease of $1,762,078 or 64%. The decrease was primarily due to changes in exchange rates between the US Dollar and Danish Kroner and decreases in expenses general and administrative and consulting expense associated with raising funds through an equity offering in 2014 offset by increases in research and development expense.

Cash Flows

Cash used by operating activities for the nine months ended March 31, 2016 was $1,162,022, representing a decrease of $2,273,964, or approximately 66% compared to cash used by operating activities of $3,435,986 for the nine months ended March 31, 2015. The net cash used by operating activities was primarily due to fund raising efforts of the Company and the operations of DanDrit Denmark.

Assets

Total assets as of March 31, 2016 were $980,515 compared to $2,072,877 as of June 30, 2015. Total current liabilities increased to $1,043,906 as of March 31, 2016 compared to $995,737 as of June 30, 2015. The decreases in total assets and increase in total current liabilities were mainly due to a continued loss from operations for research and development and expenditures to raise additional capital funding.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Share Exchange Agreement dated February 12, 2014. (2)

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 18, 2011.(2)

3.2	By-laws. (3)

3.3	Articles of Association of DanDrit Denmark, as amended, dated February 26, 2004. (2)

3.4	Certificate of Ownership and Merger, dated February 12, 2014. (2)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

10.1	Asset Purchase Agreement by and between OncoSynergy Inc. and DanDrit Biotech USA, Inc., dated April 4, 2016 (4)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 12, 2014 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form S-1 filed with the SEC on February 14, 2014 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 5, 2016 and incorporated herein by reference.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DanDrit Biotech USA, Inc.

Dated: May 13, 2016	By:	/s/ Eric J. Leire
Eric J. Leire
Chief Executive Officer and Principal Financial Officer (Principal Executive Officer)