Form 10-K
period 2016-06-30
DanDrit Biotech USA, Inc.
filed 2016-09-28
CIK 1527728

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report under section 13 Or 15( d ) of the securities exchange act of 1934

For the fiscal year ended June 30, 2016

☐  transition report under section 13 Or 15( d ) of the securities exchange act of 1934

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

DanDrit Biotech USA, Inc.

Fruebjergvej 3, Box 62

2100 Copenhagen, Denmark

+45 39179840

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
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes      ☒  No

 On December 31, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $32,509,226.

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

 As of September 25, 2016, the number of shares of the registrant’s classes of common stock outstanding was 9,533,290.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

i

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

ii

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

iii

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

Item 1. Business

Overview of Our Business

DanDrit a biotechnology company seeking to develop what we believe could be the world’s first vaccine approved for the treatment of colorectal cancer. For more than a decade we have developed and patented vaccines successfully used in initial clinical trials in Europe and Asia including: (i) MelCancerVac™ (MCV) for treatment of cancer (one phase I/II trial in Denmark and two phase II trials in Denmark and Singapore), (ii) Tolerogenic (producing immunologic tolerance) dendritic cell (TDC) (pre-clinical stage in Denmark) and (iii) Melvaccine (MV) a melanoma cell lysate used as stand-alone vaccine (pre-clinical state in Denmark). We plan to continue our clinical development program in Europe and the United States. Springing from academic roots in Denmark, DanDrit has built upon its scientific and medical skills to advance candidate therapies, targeted initially at non-small-cell-lung-cancer (NSCLC) and colorectal cancer (sometimes referred to herein as CRC). In 2001, MCV was developed as a result of the combined efforts and research of DanDrit researchers and employees. On September 22, 2008, the Singapore government granted to DanDrit Denmark a named-patient compassionate use program of MCV. DanDrit’s dendritic cell vaccine, MCV, was evaluated in three single-arm Phase II clinical trials in cancer where MCV demonstrated potential efficacy. However, these three clinical trials generated data reported in published papers which indicated that the data needed to be confirmed in a larger, comparative randomized clinical trial. As a result, DanDrit, with the assistance of experienced practitioners in colorectal cancer treatment, designed a randomized trial with stage IV colorectal cancer patients and plans to conduct this randomized Phase III trial to assess the ability of MCV to prevent relapse of stage IV NED colorectal cancer patients with No Evidence of Disease (NED). Neither the US Federal Drug Administration (FDA) nor any other comparable governmental agency has reviewed MCV. Therefore, any assessment of its safety or efficacy only reflects the opinion of the Company. Furthermore, it does not indicate that MCV will achieve favorable results in any later stage trials or that the FDA or comparable agency will ultimately determine that MCV is safe and effective for purposes of granting marketing approval.

In June 2015, DanDrit’s Board of Directors approved a change to DanDrit’s fiscal year end from December 31 to June 30.

Our Biotechnology

We believe that DanDrit's next generation of dendritic cell vaccine technology may benefit of the following technological competitive advantages over other cancer vaccines, such as Dendreon’s FDA approved Provenge™ cancer vaccine :

●	The vaccine is generated within eight days from a patient’s peripheral blood draw. We are able to generate the vaccine quickly because only 250ml of blood is required to be drawn. Leukapheresis, a medical technology in which the blood of a patient is passed through a dialysis machine that separates out one particular constituent and returns the remainder to the patient’s circulation is not needed.

●	The vaccine uses an allogenic (using cells, tissues, or organs, sourced from a genetically non-identical member of the same species as the recipient (“Allogenic”)) tumor lysate (a fluid containing the contents of lysed cells) as opposed to inconvenient autologous (from the patient) tumor lysate. Our cancer-specific antigens are off-the-shelf and therefore DanDrit does not need a patient’s tumor cells to manufacture the vaccine.

●	The vaccine is polytopic (targets several cancer specific antigens). As a result, the risk of the tumor escaping is more limited and more T-cells can be activated than if the vaccine is targeting one antigen only. However, MCV has a focus on melanoma-associated antigen (“MAGE”)-A antigens that are only expressed by tumors and absent in normal tissues.

MCV demonstrated efficacy in three separate Phase II clinical trials in colorectal and non-small cell lung cancer. Even if MCV can be used for various cancers, DanDrit has decided to focus MCV’s clinical development specifically on the treatment of advanced CRC.

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

Our Business Strategy

Our clinical development strategy is focused on conducting a Phase III clinical trial in advanced colorectal cancer. DanDrit intends to conduct a randomized multicenter Phase III clinical trial to determine the ability of MCV to prevent recidivism in stage IV colorectal patients with no evidence of disease (NED) after resection of metastasis and chemotherapy. This randomized trial is planned to be enrolled within two years. We believe that positive clinical data will be the catalyst to unlock commercial revenues for DanDrit through either MCV acquisition by a pharmaceutical partner or licensing arrangements that would yield upfront and milestone payments as well as royalties.

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

The VIVA clinical trial with an adaptive design plans to first enroll 174 stage IV colorectal cancer patients after resection of metastases and chemotherapy. These patients have no evidence of disease but are not cured of cancer. Their Relapse Free Survival (an endpoint used to analyze the results of the treatment for the cancer which renders the patient apparently disease free, such as surgery plus adjuvant therapy, where, in the Relapse-Free Survival, the event is relapse rather than death) is only 24 to 26 months. The objective of the VIVA Phase III clinical study is to lengthen the survival of these patients. Treatment will be randomized against reference therapy. Patients will be included after resection of their primary tumor and metastases and after appropriate peri-operative or post-operative chemotherapy by random assignment to a non-vaccine control group or a vaccine group receiving five vaccinations with 14-day administration intervals followed by ten vaccines with two-month intervals. Inclusion will take place ten weeks after finishing the last round of chemotherapy (FOLFOX or FOLFIRI) and after a negative tumor scan (head, thoracic and abdominal cavities) and normal carcinoembryonic antigen (CEA) prior to inclusion in the vaccine or the control groups. The control group will receive standard therapy. In the event of disease progression, as verified by tumor scan and biomarker levels during the vaccination schedule, MCV vaccinations will be discontinued.

Products

DanDrit’s MCV demonstrated potential efficacy in three separate Phase II clinical trials in colorectal and non-small cell lung cancer. Even if MCV can be used for various cancers, DanDrit has decided to initiate MCV’s clinical development with advanced colorectal cancer. We believe that a maintenance therapy for advanced colorectal cancer represents a genuine commercial opportunity for MCV.   A clear and unmet medical need for a safe maintenance therapy offers the opportunity to confirm the potential efficacy of MCV in a favorable setting.

The purpose of the VIVA trial will be to determine the ability of MCV to prevent recidivism in stage IV colorectal patients with no evidence of disease after resection of metastasis and chemotherapy. Using an Adaptive Design Clinical Study, which allows modification made to trial and/or statistical procedures of ongoing clinical trials based on accrued data, the VIVA trial will evaluate MCV with standard of care against standard of care alone in 174 colorectal cancer patients using as primary endpoints Relapse Free Survival (RFS) at 18 months and Overall Survival (OS). We anticipate that the first step of the VIVA trial can be completed within three years.

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

DanDrit’s intellectual property is protected with patents and trademarks. DanDrit’s candidate vaccines are based on the MCV platform that is protected by a family of issued or submitted patents. DanDrit’s lead product has completed Phase II clinical trials in Denmark and Singapore. Following the results of DanDrit’s Singapore Phase II clinical trials, Singapore authorities allowed the use of MCV for CRC on a humanitarian named patient basis.  Named patient programs provide controlled, pre-approval access to drugs in response to requests by physicians on behalf of specific, or “named”, patients before those medicines are licensed in the patient’s home country. Governments worldwide, such as Singapore’s government, have created provisions for granting access to drugs prior to approval for patients who have exhausted all alternative treatment options and do not match clinical trial entry criteria. Often grouped under the labels of compassionate use, expanded access, or named patient supply, these programs are governed by rules which vary by country defining access criteria, data collection, promotion, and control of drug distribution.  Through these programs, patients are able to access drugs in late-stage clinical trials or approved in other countries for a genuine, unmet medical need, before those drugs have been licensed in the patient’s home country. In September 2008, DanDrit Denmark and the National Cancer Centre of Singapore (NCC) entered into a collaboration agreement regarding a clinical named patient program conducted in Singapore at NCC with the dendritic cell vaccine MCV.  NCC has established a GMP approved laboratory in which the manufacturing of MCV takes place. NCC has received approval from the relevant governmental authorities for the import of lysate necessary for production of MCV. The clinical and research and development activities of the named patient program relate to the Company’s product, MCV. The purpose for the Singapore named patient program is to provide patients with advanced colorectal cancer or other forms of cancer(s) with the presence of MAGE antigen expression an alternative treatment for the vaccination with MCV, where there is no further indication for surgery or treatment with chemotherapy. Patients are recruited on named patient basis according to the patient inclusion and exclusion criteria stated in the phase II study protocol. However, there may be some exceptional cases where treatment will be made based on a doctor’s discretion regarding the patient’s quality of life.

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

We believe that non-core applications of dendritic cell technologies mastered by DanDrit have applications in infectious diseases and auto-immune diseases such as diabetes (seventh leading cause of death in the US). We believe that these other applications may represent opportunities for potential out-licensing and cooperation.

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

Antigen characterization

For a patient to respond favorably to MCV, it is necessary that the antigens presented by the patient’s tumor show a significant match with the antigens in the lysate. The level of expression of antigens in each batch of lysate is determined by a procedure known as Reverse Transcriptase Quantitative Polymerase Chain Reaction or “RT-QPCR”. Clearly all patient cells will present many thousands of antigens, as will the lysate. MCV’s lysate component is isolated from a melanoma cell line that expresses a great many cancer/testis antigens at significant level. This broad spectrum of cancer/testis antigens is what makes MCV a good cancer vaccine. Figure 2 (below) shows how RT-QPCR can analyze levels of antigen expression as measured by messenger RNA.

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

CRC Clinical Trials

●	Phase I/II at Gentofte Hospital, Denmark (investigator-sponsored trial)– Completed, November 2004 – April 2006

●	Phase II at the National Cancer Centre, Singapore (investigator-sponsored trial) – Completed, November 2005 – March 2007

NSCLC Clinical Trials

●	Phase II at Herlev Hospital, Denmark (Dandrit-sponsored trial) – Completed, January 2006 – September 2009

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

The first patient was included in January 2007. A total of 28 patients were included in the trial. Treatments prior to DC vaccinations, tumor histology, smoking status, number of vaccinations, age and gender were recorded.  The median age was 58.5 years (46-74 years).  All patients received systemic anti-cancer treatment prior to inclusion. At the time of inclusion, 15 patients were in performance status (PS) 0 and seven patients were in PS 1. Fifteen months after termination of the trial, 4 patients (patient number 1, 2, 12 and 13) were still alive.  These four patients who remained in stable disease after more than 10 vaccinations had different histology subtypes: one broncho-alveolar carcinoma, one squamous cell carcinoma and two adenocarcinoma. In this Phase II trial a 43% CBR (the percentage of patients with advanced or metastatic cancer who have achieved CR, PR and SD to a therapeutic intervention in clinical trials of anticancer agents) was observed, with six patients showing stable disease. Five of these patients were immunologically responding to the vaccine (ELISPOT –IFN Gamma positive) while eight of nine patients with no clinical response had no IFN gamma response.  Sixteen patients received at minimum six vaccines and were evaluated by CT scans. Of those, nine patients showed progression on the 1st evaluation CT scan three months after initiation of treatment, and seven patients had stable disease, representing a 43% CBR. For these 7 patients remaining in stable disease (SD) for a variable period of time, the overall survival curve showed a plateau after two years.

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

The CRC trial in Singapore evaluated the efficacy and toxicity of MCV in advanced colorectal cancer patients expressing at least one of six MAGE-A antigens. Dendritic cells were cultured from peripheral blood mononuclear cells (PBMCs) and pulsed with allogenic lysate and matured using cytokines to achieve high CD83 and CCR7 expressing dendritic cells. Each patient received up to 10 intradermal vaccinations (3-5 x 106 cells/dose) at biweekly intervals. Twenty patients received a total of 161 vaccinations. Treatment was well-tolerated with minimal adverse events. Quality of life measurement using global health score was high at baseline and did not change during the duration of the trial. In this study, statistical testing was done with repeated t-tests comparing baseline with each time point. A “t-test” is a statistical analysis used to determine whether there is a statistical difference between averages or means of a group with a small sample size. The “baseline” is a starting point from which a comparison can be made and is typically established prior to the beginning of a study as a point of comparison for monitoring and evaluating data at various point in a study.  The term “ comparing baseline with each time point ” refers to the comparison of data at a defined point in time against the originally established “baseline”.

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

Compassionate Use/Named Patient Approval

Further to the data emerging from the Singapore CRC trial, the Singapore government requested and approved (22 September 2008) that named patients be offered MCV therapy at cost. This first compassionate use approval marked a significant milestone for the progress and acceptability of the MCV therapeutic model. This compassionate program could be used as a model to initiate sales of MCV in other countries of the ASEA such as Thailand or Malaysia. Outside the United States, named patient programs provide controlled, pre-approval access to drugs in response to requests by physicians on behalf of specific, or “named”, patients before those medicines are licensed in the patient’s home country.  Governments worldwide, such as Singapore’s government, have created provisions for granting access to drugs prior to approval for patients who have exhausted all alternative treatment options and do not match clinical trial entry criteria. Often grouped under the labels of compassionate use, expanded access, or named patient supply, these programs are governed by rules which vary by country defining access criteria, data collection, promotion, and control of drug distribution.  Through these programs, patients are able to access drugs in late-stage clinical trials or approved in other countries for a genuine, unmet medical need, before those drugs have been licensed in the patient’s home country. In September 2008, DanDrit Denmark and the National Cancer Centre of Singapore (NCC) entered a collaboration agreement regarding a clinical named patient program conducted in Singapore at NCC with the dendritic cell vaccine MCV. NCC has established a GMP approved laboratory in which the manufacturing of MCV takes place. NCC has received approval from the relevant governmental authorities for the import of lysate necessary for production of MCV. The clinical and research and development activities of the named patient program relate to the Company’s product, MCV. The purpose for the Singapore named patient program is to provide patients with advanced colorectal cancer or other forms of cancer(s) with the presence of MAGE antigen expression an alternative treatment for the vaccination with MCV, where there is no further indication for surgery or treatment with chemotherapy. Patients are recruited on named patient basis according to the patient inclusion and exclusion criteria stated in the phase II study protocol. However, there may be some exceptional cases where treatment will be made based on a doctor’s discretion regarding the patient’s quality of life.

100% Off-the-Shelve Vaccines

Autologous (from the patient) dendritic cells cancer vaccines are tailor made for each individual patient. This personalized medicine approach is appealing to the patients but may present several drawbacks to a pharmaceutical company. Creating a new, unique vaccine for each patient may be perceived as complex, time consuming, and expensive.  Therefore, DanDrit developed MelVaxin™. This program presented below capitalizes on the knowledge and the expertise gained with DanDrit’s proprietary lysate used for MCV but is on hold now.

Melvaxin™

A second platform product, MelVaxin™ has been also evaluated. MelVaxin™ is similar to the lysate component of MCV. DanDrit proposed injecting MelVaxin™ into the skin to promote natural dendritic cell responses that will attack the tumor expressing cancer/testis antigens. It is necessary to inject MelVaxin™ with an immuno-stimulator such as GM-CSF, BCG or an adjuvant (such as 3M’s TLR7 and TLR8 agonists). A preclinical program could be performed in minipigs. These animals have immune response profiles, particularly of skin injection, that are very close to human. This program, currently on hold, can be reinitiated when staff is available to manage this program. This takes second place to the MCV2 program and illustrates DanDrit’s professional commitment to advancing lead clinical products.

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

Fast-track production of Dendritic Cells

The generation of mature immunogenic dendritic cells from peripheral blood monocytes requires eight days of growth in culture. The efficiency of producing MCV could be improved if the time required to generate dendritic cells could be significantly reduced. DanDrit has tested many protocols for generating dendritic cells quickly. Two promising methods have emerged from intensive research activities to generate dendritic cells in either two days or five days. The fast track methods for generating dendritic cells produce immunogenic dendritic cells that are comparable to cells generated using DanDrit’s standard technique. These fast track methods are covered by DanDrit’s existing dendritic cell technology patent.

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

Proposed Clinical Trial

The proposed Phase III study with an adaptive design plans to enroll 174 stage IV colorectal cancer patients after resection of metastases and chemotherapy. Regulatory authorities in the United States and Europe have published guidance documents on the use and implementation of adaptive design trials. These documents include descriptions of adaptive trials and a requirement for prospectively written standard operating procedures and working processes for executing adaptive trials.

The proposed patients in the trial will therefore have no evidence of disease. The clinical study is designed as a randomized, multicenter, Phase III clinical study. Patients will be included after resection of their primary tumor and metastases in liver and after appropriate peri- or post-operative chemotherapy by random assignment to a non-vaccine control group or a vaccine group receiving five vaccinations with 14-day administration intervals followed by ten vaccines with two-month intervals. Inclusion is planned to take place one month after finishing the last round of peri- or post-operative chemotherapy (FOLFOX or FOLFIRI) and after a negative tumor scan (head, thoracic and abdominal cavities) and normal CarcinoEmbryogenic Antigen (CEA) blood levels prior to inclusion in the vaccine or the control groups. In the event of disease progression, as verified by tumor scan during the vaccination schedule, MCV vaccinations will be discontinued. The table below summarizes the key features of the proposed clinical study.

Traditionally drug development has consisted of a sequence of independent trials organized in different phases.  Full development typically involved (1) a learning phase II trial and (2) one or two confirmatory pivotal phase III trial(s).  The new seamless phase II/III designs are aimed at interweaving the two phases of full development by combining them into one single, uninterrupted study conducted in two steps. Adaptive seamless clinical trial designs have proved to be effective in several clinical research areas, such as the development of Velcade™ intended for multiple myeloma and non-Hodgkin's lymphoma  or a long-acting glucagon-like peptide-1 analog (dulaglutide) in a randomized, placebo-controlled, double-blind study of overweight/obese patients with type 2 diabetes: the EGO study. Adaptive seamless phase II/III designs enable a clinical trial to be conducted in steps with the sample size calculation selected on the basis of data observed in the first step to continue along to the second step. The main statistical challenge in such a design is ensuring control of the type I error rate. Most methodology for such trials is based on the same endpoint being used for interim and final analyses. However, in some settings like our clinical trial, the primary endpoint, overall survival, can be observed only after long-term follow-up.  In this case the design includes a shorter term endpoint data, in our case, relapse free survival at 18 months. If short-term data are available for some patients for whom the primary endpoint is not available, basing treatment selection on these data may lead to increase of the type I error rate (false positive).

Phase III Overview

Purpose	To determine the safety and efficacy of our investigational vaccine in colorectal cancer and to determine its ability to prevent relapse in stage IV colorectal patients with no evidence of disease (after resection and chemotherapy)
Study Type	Interventional
Study design
Endpoint (primary)	Efficacy : Relapse Free Survival at 18 months; Overall Survival
Endpoint (secondary)	Carcino-Embryonic Antigen (CEA); Quality of Life
Intervention Model	Parallel assignment 174 patients
Allocation	Randomized
Adaptive Design	Purpose: seamless Phase II/III clinical trial
Treatment	Five vaccines bi-weekly (intra-dermal administration) followed by ten vaccines every two months
Location	Italy (and USA)
Expected Duration	Three years
Eligibility

Stage IV colorectal cancer patients

After resection and chemotherapy and no evidence of disease (CT scan and CEA back to normal)

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

The selected patient population will be easier to work with than the patients in Phase II. It is reasonable to expect the response rate to be greater for MCV, or for any immunotherapy, in a patient population with minimal residual disease). Consequently, in this Phase III trial, patients will have to be NED, raising the likelihood that the immune system can generate a response against cancer as it re-occurs. We believe this may ultimately lead to better data from the Phase III trial. Careful selection of study sites using evidence based feasibility research, discussion with colorectal key opinion leaders (KOLs), contact with investigators at key sites and our past clinical experience in this indication and with cancer vaccines will be required. The GISCAD Foundation for Research on Cancer (GISCAD) in Italy (Pr. Sobrero) is recognized as among the world’s premier cancer research and treatment facilities and leaders in colorectal cancer research. As an illustration GISCAD conducted recently the TOSCA trial, a clinical trial evaluating FOLFOX-4 3 months vs. 6 Months and Bevacizumab as adjuvant therapy for patients with Stage II/III CRC.  The network of Italian hospitals enrolled 3,800 patients in the recent Thiazolidinediones or Sulfonylureas and Cardiovascular Accidents (TOSCA) trial.

Accrual rates are estimates and can be further refined. Inadequate enrollment is one of the biggest drivers of wasted cost and time in clinical trials. Therefore, DanDrit has taken a very conservative position regarding site selection and patient enrollment.

Assessment of patient response

In general, in oncology vaccine studies, the relationship between clinical response, survival (and other measures of efficacy) and immune response may be unclear. Changes in patients’ immunological profiles during vaccination protocols, their response to the vaccine components as measured by delayed-type hypersensitivity (DTH), used as the primary measure of the ability to immunize a patient to a tumor cell or specific tumor antigen; the  enzyme-linked immunosorbent spot  (ELISPOT), a common method for monitoring immune responses In humans; cluster of differentiation (CD) antigen profiles,  protocol used for the identification and investigation of  cell surface molecules ; and other strategies to attempt to correlate treatment outcome with the results of vaccination are variable. The paper describing the Phase II study in CRC patients by Toh et al indicates that a plasma protein expression profile has been identified for responding patients. Continued evaluation of immunological profiles of the patients and the collection of these data and correlation with outcomes may be desirable but for this POC study will not be necessary.

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

In addition to reviewing assignment of causality, a independent Data and Safety management Co mittee will assist in the assessment for efficacy.

Regulatory

DanDrit will seek scientific advice from AIFA (Italian agency) and the the European Medicines Agency EMEA (ATMP) in connection with the Phase III trials in Italy. GISCAD provided preparation and assistance for the Scientific Advice process in EMEA including the following activities:

●	Regulatory review of pertinent data

●	Discussions/kick off meeting with DanDrit contact(s), for background, pertinent issues, proposed questions, strategic discussion etc.

●	Prepare a briefing package for Scientific Advice includes QC using the existing information in the Investigational Medicinal Product Dossier (IMPD)/Investigator Brochure (IB) as the basis for the package

●	Set up and attend meeting with EU regulatory agency and conduct all associated administrative tasks (letters, post meeting minutes, etc.)

We are seeking a clinical trial authorization to commence a Phase III trial in Italy which we anticipate will run over a three year period. Ordinarily a drug requires two Phase III trials before it can apply for FDA approval. Consequently the first patient for Phase III could be considered commencement of ‘pivotal’ trials for MCV. Also, DanDrit intends to move to a pivotal trial in China with a Chinese partner. Currently, the China Food and Drug Administration offers a low-cost clinical development pathway for cancer drugs developed, manufactured and commercialized in China. DanDrit intends to file an investigational new drug (IND) application with the FDA to initiate the process to permit manufacturing capability of MCV in the U.S. and to include U.S. patients in the Phase III trials initiated in Italy. Once an IND application has been filed in the U.S., we believe that we will be able to expand the Phase III trials initiated in Europe to the U.S., however we cannot estimate at this time when we will be able to begin enrolling U.S. patients in the trial.

Our Competitive Strengths

We believe our following strengths position us to increase our revenue and profitability:

●	Cutting Edge Technology. We believe immunotherapy is one of the waves of the future in cancer treatment.

●	Colorectal Market Potential. Colorectal cancer is a large market with a well identified unmet medical need for safe maintenance therapy. The clinical data for MCV to date gives the potential for the vaccine to eventually become the standard of care for maintenance therapy. We believe that MCV has the potential to alter the treatment paradigm by prolonging periods of remission after response to chemotherapy. If MCV works as expected in colorectal cancer, we believe it would likely prove beneficial in other tumors that over-express MAGE-A including lung, breast and esophageal cancer.

●	Regulatory Precedent. Dendreon with Provenge™, its prostate cancer vaccine, pioneered the regulatory pathway for MCV. Dendreon worked with the FDA to develop the protocols allowing a cellular therapy such as MCV to be approved for clinical use. DanDrit could be the next generation of dendritic cell vaccine with several improvements over its competition: stimulate a cellular immune response rather than just an antibody response, no need for leukapheresis to produce the vaccine, intradermal administration, convenience of an allogenic vaccine, polytopic approach but with a focus on the MAGE-A antigen family and reliable manufacturing.

●	Successful Use in Singapore. The Singapore National Cancer Center have provided MCV to colorectal cancer patients within an on-going compassionate use program in Singapore. Based on that experience, DanDrit is seeking a potential collaboration with a Chinese oncology pharma partner that may speed up large scale commercialization of MCV.

●	Strong IP Protection. The technology is patented with a long patent life. DanDrit owns 100% of the technology, without intellectual property issues.

Our Strategy

Our strategy is focused on conducting the VIVA clinical trial in advanced colorectal cancer that may trigger a partnership deal that, if successful, should bring a significant return on investment (based on analysis of past acquisitions of peer cancer vaccine companies).

DanDrit intends to conduct a randomized multicenter clinical trial to determine the ability of MCV to prevent recidivism in stage IV colorectal patients with no evidence of disease after surgical resection of metastasis and chemotherapy. The same need for a safe effective maintenance therapy exists for stage III colorectal cancer patients with no evidence of disease after resection.

This VIVA trial is planned to be completed within three years in Italy. DanDrit’s management is confident that upcoming clinical data will be the catalyst to unlock commercial revenues for DanDrit through either acquisition by pharmaceutical partner or licensing deals that would yield upfront and milestone payments as well as royalties.

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

Cancers Incidence and MortalityWorld (source GLOBCAN 2012

WORLD	Male	Female	Both sexes
Population (thousands)	3,557,717	3,496,728	7,054,446
Number of new cancer cases (thousands)	7,410.4	6,657.5	14,067.9
Age-standardised rate (W)	204.9	165.2	182.0
Risk of getting cancer before age 75 (%)	21.0	16.4	18.5

Number of cancer deaths (thousands)	4,653.4	3,548.2	8,201.6
Age-standardised rate (W)	126.3	82.9	102.4
Risk of dying from cancer before age 75 (%)	12.7	8.4	10.5

5-year prevalent cases, adult population (thousands)	15,296.1	17,159.1	32,455.2
Proportion (per 100,000)	589.4	660.5	625.0

5 most frequent cancers (ranking defined by total number of cases)
	Lung	Breast	Lung
	Prostate	Colorectum	Breast
	Colorectum	Lung	Colorectum
	Stomach	Cervix uteri	Prostate
	Liver	Stomach	Stomach

There were 14.1 million new cancer cases, 8.2 million cancer deaths and 32.6 million people living with cancer (within 5 years of diagnosis) in 2012 worldwide.. Cancer is still the main cause of death in developed countries – accounting for ~33% of death and remains an area of huge unmet medical need. The cancer market has a high growth potential for the coming years with an expected 7% annual growth rate for the years 2011- 2018. The American Cancer Society disclosed that there were 1,638,910 new cancer cases in the US for 2012 with 577,190 associated deaths.

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

Despite numerous therapeutic advances, colorectal cancer continues to be associated with one of the worst survival rates of all cancers.  Metastatic liver disease is found in 10% to 25% of patients having surgery for primary colorectal cancer instead of liver metastasis are detected in 40-50% of patients with diagnosed colon cancer . Then, standard of care “treatment” for colorectal cancer patients after resection surgery and chemotherapy is only observation. When surgical resections of liver metastases are possible, as in 20% of the affected patients, five years survival may approach 35%. According to the most recent papers, the median RFS in patients receiving combined surgery and chemotherapy with No Evidence of Disease is 24-26 months. The same need for a safe effective maintenance therapy exists for stage III colorectal cancer patients with no evidence of disease after surgical resection and chemotherapy.

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

 It has been estimated that almost 4 million Chinese — out of a total population of 1.35 billion — develop cancer every year, and nearly 3 million die from the disease annually. In China, cancer is now the leading cause of mortality.

Although China has less than 20% of the world’s population, it accounts for more than 25% of global cancer deaths. The majority of cancers in China are now caused by unhealthy diets, increased alcohol consumption, sedentary lifestyles, obesity, smoking and environmental pollution. A rapidly aging population will further increase China’s cancer burden.

China’s population is becoming wealthier and more urbanized — meaning that more Chinese are looking for greater access to medical care and are demanding better quality medical products and services. By 2025, China’s urban middle class population is expected to represent almost 70% of the country’s total population.

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

MT is a turnkey solution and will be in charge of regulatory, recruitment, logistics, and pharmacovigilance. DanDrit’s potential liabilities are limited to quality control of cGMP manufacturing of MCV. DanDrit expects several benefits from this agreement. First,DanDrit anticipates minor short term revenue generation as MT will transfer payment as soon as a patient orders MCV. DanDrit also anticipates that this program may contribute to lowering the cost of manufacturing of the clinical lot through economy of scale. Finally, this program may also generate real life data for MCV.

Manufacturing

In 2012, DanDrit has out-sourced the GMP manufacturing of its lysate. We believe that proving that our technology transfer was possible was a key step in finding and working with a future pharmaceuticals partner. DanDrit evaluated several possible EU-based contract manufacturing organizations (CMOs) and selected Cellin Technologies, a CMO based in Tallin, Estonia. The collaboration with Cellin Technologies in Estonia demonstrated that GMP production of lysate could not only be transferred but that the production could be scaled up. We consider that the potential economy of scale that can be expected in the cost of lysate production could become a competitive advantage versus other cancer vaccine companies using recombinant production of cancer-specific antigens (i.e. Mage-A3 from GSK). Also, the collaboration with the Estonian CMO is based on a pure fee-for-services basis and can be discontinued at any time without notice.

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

Furthermore, for security reasons, samples of the master cell banks are also stored at specialized cell storage facilities in England. In addition, samples of one working cell bank from the DDM1.7 cell line are stored at Cellin technologies in Estonia for production purposes.

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

In 2016, BN announced that the future development of CV301 will focus on combination treatments with checkpoint inhibitors.

Immatics Biotechnologies

The second direct competitor is Immatics (previously known as Biomira), a German/ US biotech company who currently focuses its clinical efforts on a Phase III in Renal Cell Carinoma for its lead vaccine. However, Immatic also develops a vaccine in colorectal cancer (enter Phase I in 2012). Note that Immatic’s technology is peptide-based rather than a dendritic cell approach and that Immatics is targeting its vaccine toward early stage colorectal cancer rather than resected advanced colorectal cancer like Bavarian and DanDrit. This private German company only discovers and develops tumor-associated peptides for the immunotherapy of cancer. Immatics reported that they raised €53.8million in a Series C financing round to finance a Phase III pivotal trial of their lead product IMA901 which in data reported in June 2014 at ASCO demonstrated the potential to confer an overall survival benefit in patients with advanced renal cell carcinoma. In 2016, Immatics did not make any announcement regarding development in colorectal cancer patients.

Employees

The Company currently has 2 full-time employees.

Facilities and Offices

The Company’s corporate headquarters are located in Symbion Science Park, Fruebjergvej 3, 2100 Copenhagen, Denmark and 375 Park Avenue, Suite 2607, New York, NY, 10152.   We lease approximately 1,108 square feet at our Symbion location which is used for work and storage of cells and biological material in freezers. The lease is for a term of three years. The office in New York is a virtual office space that can be terminated with one month’s notice.

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

RISKS ASSOCIATED WITH DANDRIT’S BUSINESS AND INDUSTRY

We have had a history of losses and no or minimal revenues, which raise substantial doubt about our ability to continue as a going concern.

Since our inception through June 30, 2016, we have an accumulated deficit of $(26,300,694). We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. There can be no assurance that our continuing efforts to execute our business plan will be successful and that we will be able to continue as a going concern. To date, we have generated minimal revenues from our operations. Our history of losses and minimal revenues raise substantial doubt about our ability to continue as a going concern. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We will need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern.

DanDrit lacks an established operating history on which to evaluate its business and determine if it will be able to execute its business plan. The Company can give no assurance that its operations will result in profits.

DanDrit USA was formed in January 2011 as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.  On February 12, 2014, pursuant to the Share Exchange Agreement, DanDrit USA completed the acquisition of 100% of the issued and outstanding capital stock of DanDrit Denmark, a Danish corporation formed in 2001, and as a result became DanDrit Denmark’s parent company.   DanDrit USA has a limited operating history that makes it difficult to evaluate its business.  DanDrit has not begun sales of its products, and cannot say with certainty when, if ever, it will begin to achieve profitability.  No assurance can be made that DanDrit will ever become profitable.

DanDrit has incurred losses in prior periods and expects to incur losses in the foreseeable future. DanDrit may never be profitable.

DanDrit had net losses for the year ending June 30, 2016 of $1,735,239, the six months ended June 30, 2015 of $2,673,448, as well as net loss for the year ended December 31, 2014 of $2,370,833. DanDrit expects to continue to sustain losses for the foreseeable future.

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

There can be no assurance that DanDrit will succeed in implementing its Phase III clinical trials for advanced colorectal cancer so that the results of these clinical trials will support further preclinical or clinical studies, or that DanDrit will be able to develop new vaccine candidates or successfully commercialize any of those cancer vaccine candidates at a later time. If DanDrit does not do this, it cannot achieve its growth potential and this will have a material adverse effect on DanDrit’s prospects, financial position, results of operations and future opportunities.

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

We may in the future conduct clinical trials for MCV or any future product candidates in sites outside the United States and the FDA may not accept data from trials conducted in such locations.

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

DanDrit will need to raise substantial additional capital to fund its operations and to develop and commercialize its products. As of June 30, 2016 and 2015, respective, the Company had approximately $23,368 and $1,474,134 in cash and cash equivalents, respectively. The Company currently does not have cash to sustain its operations for the next 12 months. The Company will need to sell equity securities or borrow funds in order to develop these growth strategies and its inability to raise the additional capital and/or borrow the funds needed to implement these plans may adversely affect its business and future growth. These factors create an uncertainty as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates our continuation as a going concern. Please see note 2 to the financials.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls as well as mandating certain corporate governance practices. Our management and other personnel devote a substantial amount of time and financial resources to these compliance initiatives

If we fail to staff our accounting and finance function adequately, or maintain internal control systems adequate to meet the demands that are placed upon us as a public company, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer. The costs of being a public company, as well as diversion of management’s time and attention, may have a material adverse effect on our business, financial condition and results of operations.

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

Our officers, directors, and five percent stockholders collectively own more than 50% of our outstanding shares of common stock. In addition, these stockholders and previous stockholders of the Company’s subsidiary, DanDrit Denmark entered into a voting agreement in connection with the Merger, whereby they agreed to vote in favor of nominees for directors selected by the parties to the voting agreement as described therein. As a result, such entities and individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring stockholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders and be disadvantageous to our controlling stockholders. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of the Company. Therefore, you should not rely on your ability to have any control over our Company.

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

Item 2. Properties

Our corporate headquarters are located in Symbion Science Park, Fruebjergvej 3, 2100 Copenhagen, Denmark and 375 Park Avenue, Suite 2607, New York, NY, 10152, USA. The Company leases 2 locations as follows:

Location	Use	Terms
Symbion Science Park, Fruebjergvej 3, 2100 Copenhagen, Denmark	1,108 square feet used for work and storage of cells and biological material in freezers	The lease can be terminated by either party on three month’s notice.

375 Park Avenue Suite 2607 New York, NY 10152	Virtual office space.	On March 25, 2015, the Company entered into an agreement for use of virtual office space at a rate of $375/month on a month-to-month basis, which can be terminated by either party on one month’s notice.

Bredgade 75, 3rd floor, DK-1263 Copenhagen K	2,000 square feet used for office space	The lease was terminated on May 31, 2015. The Company does not anticipate renting additional office space in the near future.

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

Fiscal Year Ended June 30, 2017	High	Low
Third Quarter (through September 22, 2016)	3.00	0.75

Fiscal Year Ended June 30, 2016	High	Low
Third Quarter	6.25	4.00
Fourth Quarter	5.00	3.00
First Quarter	3.90	1.50
Second Quarter	3.50	1.25

Six Months Ended June 30, 2015	High	Low
First Quarter	6.17	6.00
Second Quarter	6.25	2.06

Fiscal Year Ended December 31, 2014	High	Low
First Quarter (1)	-	-
Second Quarter (1)	-	-
Third Quarter (1)	-	-
Fourth Quarter (2)	-	-

(1) Not available for trading.

(2) The common stock was available to be traded on the Over-The-Counter Bulletin Board, but there were no trades during the quarter.

Holders of Common Stock

As of September 22, 2016 we had 9,533,290 shares of common stock issued and outstanding and approximately 46 stockholders of record.

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

We are a biotechnology company currently based in Copenhagen, Denmark. We are committed to developing what we believe could be the world’s first vaccine against colorectal cancer. For more than a decade, we have developed and patented compounds successfully used in initial clinical trials in Europe and Asia including: (i) MelCancerVac TM (MCV) for treatment of cancer (one phase I/II trial in Denmark and two phase II trials in Denmark and Singapore), (ii) Tolerogenic dendritic cell (TDC) (pre-clinical stage in Denmark) and (iii) Melvaccine (MV) a melanoma cell lysate used as stand-alone vaccine (pre-clinical state in Denmark). We expect to continue our clinical development program in the United States, Europe and Asia. Springing from academic roots in Denmark, we have built upon our scientific and medical skills to advance a number of candidate therapies, targeted initially at non-small-cell-lung-cancer (NSCLC) and colorectal-cancer (CRC). On September 22, 2008, the Singapore government authorized MCV for a named patient compassionate use for CRC. We have conducted three single-arm Phase II clinical trials in cancer where our dendritic cell vaccine, MCV demonstrated efficacy. The three clinical trials generated data indicating prospects in a larger and different clinical setting. More specifically, this efficacy data needed to be confirmed in a comparative randomized trial with advanced colorectal cancer patients.Neither the FDA nor or any other comparable governmental agency has reviewed MCV.  Therefore, any assessment of its safety or efficacy only reflects the opinion of the Company.  Furthermore, it does not indicate that MCV will achieve favorable results in any later stage trials or that the FDA or comparable agency will ultimately determine that MCV is safe and effective for purposes of granting marketing approval.

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

Change in Fiscal Year End

In June 2015, DanDrit’s Board of Directors approved a change to DanDrit’s fiscal year end from December 31 to June 30. In view of this change, this MD&A compares the financial statements as of and for the year ended June 30, 2016 with the unaudited financial statements as of and for the year ended June 30, 2015 (the transition period). We are also including a discussion and analysis of our financial statements for fiscal years ended December 31, 2014 and 2013.

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

RESULTS OF OPERATIONS

Year ended June 30, 2016 compared to the year ended June 30, 2015 (unaudited); year ended December 31, 2014 compared to the year ended December 31, 2013

The following table sets forth our revenues, expenses and net income for the year ended June 30, 2016 and 2015 (unaudited) and for the years ended December 31, 2014 and 2013. The financial information below is derived from our audited consolidated financial statements included elsewhere in this report.

	For the Year Ended		For the Year Ended
	June 30,		December 31,
	2016	2015 (Unaudited)	2014	2013
Net Sales	$42,769	$0	$0	$32,768

Cost of Goods Sold	5,275	279,588	295,661	109,299

Gross Profit (Loss)	37,494	(279,588)	(295,661)	(76,531)
Operating Expenses:
General and administrative expenses	1,229,865	1,636,602	1,644,918	1,233,683
Research and Development expenses	804,188	1,625,488	-	-
Depreciation and Amortization	27,395	17,198	18,981	38,297
Consulting expenses	96,976	624,707	469,666	390,437

Total Operating Expense	2,158,424	3,903,995	2,133,565	1,662,417

Loss from Operations	(2,120,930)	(4,183,583)	(2,429,226)	(1,738,948)
Other Income (Expense)
Interest (expense)	(2,364)	(45,685)	(84,550)	(652,703)
Gain on forgiveness of debt		-	-	49,016
Gain (loss) on currency transactions	(74,732)	(356,647)	(40,583)	19,541
Gain on derivative liability	-	-	-	175,732
Interest and other income	-	5,689	5,937	1

Total Other Income (Expense)	(77,096)	(396,643)	(119,196)	(408,413)

Loss Before Income Taxes	(2,198,026)	(4,580,226)	(2,548,422)	(2,147,361)
Income Tax Expense (Benefit)	(462,787)	(418,404)	(177,539)	-
Net Loss	(1,735,239)	(4,161,822)	(2,370,883)	(2,147,361)

BASIC AND DILUTED LOSS PER SHARE	$(0.18)	$(0.44)	$(0.32)	$(0.40)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,533,290	9,533,290	7,500,142	5,332,721

	For the Year Ended		For the Years Ended
	June 30,		December 31,
	2016	2015 (Unaudited)	2014	2013

(Net Loss)	$(1,735,239)	$(4,161,822)	$(2,370,883)	$(2,147,361)
(Currency Translation, Net of Taxes)	20,701	559,701	306,439	(219,470)

(Other Comprehensive Loss)	$(1,714,538)	$(3,602,121)	$(2,064,444)	$(2,366,831)

Comparison of the Year ended June 30, 2016 and June 30, 2015 (Unaudited) and for the years ended December 31, 2014 and December 31, 2013

Revenues

Our net sales for the year ended June 30, 2016 were $42,769 as compared to June 30, 2015, net sales were $0 (unaudited). The increase was due to compassionate use sale to Singapore.

Our net sales for the year ended December 31, 2014 were $0 as compared to December 31,2013, net sales were $32,768, representing a year over year decrease in sales of $32,768 or 100%. This decrease was due to the decrease of the Singapore compassionate use sales.

Cost of Goods Sold

Our cost of goods sold for the year ended June 30, 2016 were $5,275 as compared to June 30, 2015, cost of goods sold were $279,588 (unaudited), representing a year over year decrease in cost of goods sold of $274,313 or 98%. The decrease was due to lysate manufacturing.

Our cost of goods sold increased by $186,362 or 171% during the year ended December 31, 2014, to $295,661, from $109,299 in cost of goods sold for the year ended December 31, 2013. The increase was due to additional costs of technology transfer of lysate manufacturing.

Gross Profit Loss

Gross profit for the years ended June 30, 2016 was $37,494 compared to a gross loss of $279,588 (unaudited) for same period in 2015, representing a decrease in the gross loss of $317,082. The change from a gross profit from a gross loss is a result of compassionate use sales in 2016.

Gross loss for the year ended December 31, 2014 was $295,661 compared to a loss of $76,531 for same period in 2013, representing an increase in the loss of $219,130, or 286%. The increase in gross loss was due to no sales and higher cost of goods sold for the year ended December 31, 2014.

Expenses

Our operating expense for the year ended June 30, 2016 totaled $2,158,424, representing a decrease of $1,745,571 or 45% compared to $3,903,995 (unaudited) for the year ended June 30, 2015. The largest contributor to the operating expenses for the year ended June 30, 2016 is the decrease in Research and development expenses of $821,300 attributable to delays in the initiation of VIVA phase III clinical trial.

Our operating expense for the year ended December 31, 2014 totaled $2,133,565, representing an increase of $471,148 or 28% compared to $1,662,417 for the year ended December 31, 2013. The largest contributors to the operating expenses for both years were the increase in legal expenses, consulting expenses, and salaries of $155,501, $135,854, and $100,549 respectively.

General and administrative expense for the year ended June 30, 2016 was $1,229,865, compared to $1,636,602 (unaudited) for the year ended June 30, 2015, representing a decrease of $406,737, or 25%. The net decrease was due primarily to a decrease in legal expenses and the resignation of the Company CFO.

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

Depreciation and amortization expenses for the year ended June 30, 2016 and 2015 were $27,395 and $17,198 (unaudited), respectively, representing an increase of $10,197 or 59%.

Depreciation and amortization expenses for the year ended December 31, 2014 and 2013 were $18,981 and $38,297, respectively, representing a decrease of 50%. This decrease was due primarily to the decrease in depreciable assets.

Consulting expenses for the years, ended June 30, 2016 totaled $96,976 compared to $624,707 (unaudited) for the year ended June 30, 2015, representing a decrease of $527,731, or 85%. This decrease was primarily due to fees associated with raising funds through a private offering in December 2014.

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

Other income (expense) net for the years ended June 30, 2016 and 2015 were ($77,096) and ($396,643) (unaudited), respectively, representing a decrease of 319,547 or 81%. This decrease was due primarily to the decrease in losses on currency transactions and interest expense.

Other income (expense) net for the year ended December 31, 2014 and 2013 were ($119,196) and ($408,413), respectively, representing an increase in other income of $289,217 or 70%. This increase was due primarily to decrease in interest expense of $568,153 for the year ended December 31, 2014.

Net Loss

Net loss for the years ended June 30, 2016 was $1,735,239 compared to $4,161,822 (unaudited) for the years ended June 30, 2015, representing a decrease of $2,426,583, or 58%. The decrease in the net loss for the year ended June 30, 2016 is primarily due to the decrease in the total operating expenses of $1,745,571 and other expense of $319,547.

Net loss for the year ended December 31, 2014 was $2,370,883 compared to $2,147,361 for the year ended December 31, 2013, representing an increase of $223,522, or 10%. The increase in the net loss for the year ended December 31, 2014 is primarily due to the increase in the general and administrative expenses of $411,235.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from our largest shareholders, the issuance of convertible notes (which over time have been converted into shares of our common stock) and the sale of common stock. At June 30, 2016 and 2015, we had cash and cash held in escrow of $23,368 and $1,474,134 and working capital / (deficit) of $(775,750) and $910,522, respectively.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred significant losses, has not yet been successful in establishing profitable operations and has short-term obligations in excess of anticipated cash. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales once approval for the Company’s product is obtained. The Company has subsequently received a commitment for a $500,000 investment, a commitment for a DKK 1,000,000 $153,750 1% convertible note, and DKK 3,400,000 approximately $507,000, in 1% convertible notes payable maturing December 31, 2017.   The Company is attempting to raise $15,000,000 or more through a private placement offering and close the acquisition of the assets of OncoSynergy, Inc. The closing of the private placement is contingent on the closing of the acquisition of the assets of OncoSynergy, Inc.There is no assurance that the Company will be successful in raising additional funds through the debt or equity or achieving profitable operations.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

As of June 30, 2016 and 2015, the outstanding balance of $38,235 and $38,235 for professional fees paid by a shareholder and amounts advanced to the Company are reported as notes payable - related party. The $38,235 notes payable were acquired in the reverse acquisition. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

A 6% promissory note payable to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange.  As of June 30, 2016 and 2015, the outstanding balance on the note, including accrued interest, was $ 47,233 and $44,879. During the years ended June 30, 2016 and 2015 the Company recorded related party interest on the note of $2,354 and $2,126.

Cash Flows

Year ended June 30, 2016 compared to the year ended June 30, 2015 (unaudited) and year ended December 31, 2014 compared to the year ended December 31, 2013

Cash used from operating activities for the year ended June 30, 2016 was $1,472,289, representing a decrease in the loss of $3,750,989 compared to the cash used from operating activities of $5,223,278 (unaudited) for the year ended June 30, 2015. This decrease was primarily due to the decrease in the 2016 net loss versus 2015 and payment of accrued expenses in 2015 versus increases in accrued expenses in 2016.

Cash loss from operating activities for the year ended December 31, 2014 was $2,034,175, representing a decrease in the loss of $96,453 compared to the cash loss from operating activities of $2,130,628 for the year ended December 31, 2013. This decrease was primarily due to a decrease in total interest expenses and an increase of in research and development income tax credit.

Changes in assets and liabilities as of June 30, 2016 compared to June 30, 2015 included the following:

For the year ended June 30, 2016, other receivables increased $424,109 primarily for research and development tax credits, related party payables increased $153,597, accounts payable decreased $198,666 and accrued expenses decreased $717,521. For the year ended June 30, 2015 (unaudited) other receivables increased $59,870 and accounts payable and accrued expenses increased $120,365 and $156,114, respectively.

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

Cash used in investing activities was ($1,052,989) for the year ended June 30, 2016, as compared to cash used in investing activities of $(905,881) (unaudited) for the year ended June 30, 2015. From time to time the Company attorney holds cash balance in escrow.

Cash used in investing activities was $1,952,034 for the year ended December 31, 2014, as compared to cash used in investing activities of $105,015 for the year ended December 31, 2013. Cash used for investing activities increased during the year ended December 31, 2014 primarily due to an increase in the amount of $1,952,034 of cash held in escrow.

Cash provided by financing activities was $0 for the year ended June 30, 2016 as compared to cash provided by financing activities of $5,811,042 (unaudited) for the year ended June 30, 2015 from the proceeds from the 2014 stock offerings offset by payments of notes payable and offering costs.

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

Off Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

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

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

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

4397 South Albright Drive, Salt Lake City, UT 84124

(801) 277-2763 Phone • (801) 277-6509 Fax

Board of Directors

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

Fruebjergvej 3 Box 62

2100 Copenhagen, Denmark

We have audited the accompanying consolidated balance sheets of DanDrit Biotech USA, Inc. and Subsidiary as of June 30, 2016 and 2015, and the related consolidated statements of operations, consolidated other comprehensive income, consolidated stockholders’ equity (deficit) and consolidated cash flows for the year ended December 31, 2016, six months ended June 30, 2015 and year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting for the year ended June 30, 2016, six months ended June 30, 2015 and year ended December 31, 2014. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the year ended June 30, 2016, six months ended June 30, 2015 and year ended December 31, 2014. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of DanDrit Biotech USA, Inc. and Subsidiary as of June 30, 2016 and 2015, and the consolidated results of their operations and their consolidated cash flows for the for the year ended June 30, 2016, six months ended June 30, 2015 and year ended December 31, 2014, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses, an accumulated deficit and has a short-term obligations in excess of anticipated cash. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/S/ Gregory & Associates, LLC

September 28, 2016

Salt Lake City, Utah

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	Balance at	Balance at
	June 30, 2016	June 30, 2015
ASSETS
Current Assets:
Cash (1)	$23,368	$421,145
Cash held in escrow (2)	-	1,052,989
Other receivables	695,418	432,125
Prepaid expenses	13,693	-

Total Current Assets	732,479	1,906,259

Property and Equipment, net accumulated depreciation	-	-

OTHER ASSETS:
Definite life intangible assets	135,743	164,046
Deposits	2,609	2,572

Total Other Assets	138,352	166,618

Total Assets	870,831	2,072,877

The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	Balance at	Balance at
	June 30, 2016	June 30, 2015
LIABILITIES

Current Liabilities:
Notes payable - related party, current portion	102,882	100,614
Accounts payable - trade	1,087,758	512,783
Accounts payable - related party	97,357	366,035
Accrued expenses	220,232	16,305

Total Current Liabilities	1,508,229	995,737

Long Term Liabilities
Notes payable - related Party	-	-

Total Long-Term Liabilities	-	-

Total Liabilities	1,508,229	995,737

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock; par value 0.0001, 100,000,000 shares authorized, 9,533,290 issued and outstanding at June 30, 2016 and 2015	953	953
Additional paid-in capital	25,098,050	25,098,050
Other comprehensive income, net	564,293	543,592
Accumulated Deficit	(26,300,694)	(24,565,455)

Total Stockholders' Equity (Deficit)	(637,398)	1,077,140

Total Liabilities and Stockholders' (Deficit)	$870,831	$2,072,877

The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended	For the Six Months Ended	For the Year Ended
	June 30,	June 30,	December 31,
	2016	2015	2014
Net Sales	$42,769	$-	$-

Cost of Goods Sold	5,275	65,932	295,661

Gross Profit (Loss)	37,494	(65,932)	(295,661)
Operating Expenses:
General and administrative expenses	1,229,865	739,189	1,644,918
Research and Development expenses	804,188	1,625,488	-
Depreciation and Amortization	27,395	7,973	18,981
Consulting expenses	96,976	295,983	469,666

Total Operating Expense	2,158,424	2,668,633	2,133,565

Loss from Operations	(2,120,930)	(2,734,565)	(2,429,226)
Other Income (Expense)
Interest (expense)	(2,364)	3,101	(84,550)
Gain (loss) on currency transactions	(74,732)	(315,846)	(40,583)
Interest and other income	-	-	5,937
Total Other Income (Expense)	(77,096)	(312,745)	(119,196)

Loss Before Income Taxes	(2,198,026)	(3,047,310)	(2,548,422)
Income Tax Expense (Benefit)	(462,787)	(373,862)	(177,539)
Net Loss	(1,735,239)	(2,673,448)	(2,370,883)

BASIC AND DILUTED LOSS PER SHARE	$(0.18)	$(0.28)	$(0.32)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC AND DILUTED	9,533,290	9,533,290	7,500,142

WEIGHTED AVERAGE BASIC AND DILUTED LOSS PER SHARE	$(0.18)	$(0.28)	$(0.32)

The accompanying notes are an integral part of these financial statements.

F-4

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	For the Year Ended	For the Six Months Ended	For the Year Ended
	June 30,	June 30,	December 31,
	2016	2015	2014

(Net Loss)	$(1,735,239)	$(2,673,448)	$(2,370,883)
(Currency Translation, Net of Taxes)	20,701	268,343	306,439

(Other Comprehensive Loss)	$(1,714,538)	$(2,405,105)	$(2,064,444)

The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

For the Six Months Ended June 30, 2015 and Years Ended December 31, 2014 and 2013

			Additional	Accumulated	Other
	Common Stock		Paid in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)

BALANCE, December 31, 2013	6,000,000	$600	$17,867,546	$(19,521,126)	$(31,190)

To record the recapitalization of Subsidiary in connection with the February 12, 2014 Share Exchange Agreement where in the Dandrit Biotech USA Inc. (“Parent”) issued 6,000,000 common shares to acquire Dandrit Biotech A/S (“Subsidiary”) Dandrit Biotech USA Inc, (Formerly Putnam Hills Corp),	2,040,000	204	(79,436)	-	-

To record the issuance of 4,000 and 141,000 common shares on September 4, 2014 in connection Initial Public Offering valued at $5 per share or $4,000 and $141,000, respectfully. Net of stock offering cost of $67,000	145,000	14	657,985	-	-

To record the issuance of 100 common shares on September 24, 2014 in connection Initial Public Offering valued at $5 per share or $500.	100	0.01	500	-	-

To record the issuance of 889,690 common shares in October, 2014 in connection Initial Public Offering valued at $5 per share or $4,358,879 net of stock offering cost of $89,360	889,690	89	4,359,001	-	-

To record the issuance of 58,500 common shares on November 13, 2014 in connection Initial Public Offering valued at $5 per share or $292,500.	58,500	6	292,494	-	-

To record the issuance of 400,000 common shares on December 31, 2014 in connection private placement valued at $5 per share or $2,000,000.	400,000	40	1,999,960	-	-

Equity Adjustment for Foreign Currency Translation Year Ended December 31, 2014	-	-	-	-	306,439

Rounding	-	-	-	2	-

Net Loss for the year Ended December 31, 2014	-	-	-	(2,370,883)	-

BALANCE, December 31, 2014	9,533,290	$953	$25,098,050	$(21,892,007)	$275,249

Equity Adjustment for Foreign Currency Translation for the six months ended June 30, 2015.	-	-	-	-	268,343

Net Loss for the Six Months Ended June 30, 2015	-	-	-	(2,673,448)	-

BALANCE, June 30, 2015	9,533,290	$953	$25,098,050	$(24,565,455)	$543,592

Equity Adjustment for Foreign Currency Translation for the year ended June 30, 2016.	-	-	-	-	20,701

Net Loss for the year Ended June 30, 2016	-	-	-	(1,735,239)	-

BALANCE, June 30, 2016	9,533,290	$953	$25,098,050	$(26,300,694)	$564,293

The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended	For the Six Months Ended	For the Year Ended
	June 30,	June 30,	December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net (Loss)	$(1,735,239)	$(2,673,448)	$(2,370,883)

Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	27,395	22,368	45,201
Accrued Interest on Notes Payable – Related Party	2,354	2,126
Changes in assets and liabilities:
(Increase) decrease in other receivable,	(263,293)	(424,109)	17,440
(Increase) decrease in prepaid expenses & deposits	(13,730)	4,574	22,988
Increase (decrease) in accounts payable	574,975	(198,666)	162,950
Increase (decrease) in accounts payable – related party	(268,678)	153,597	212,438
Increase (decrease) in accrued expenses	203,927	(717,521)	(124,309)

Total Adjustments	262,950	(1,157,631)	336,708

Net Cash (Used) by Operating Activities	(1,472,289)	(3,831,079)	(2,034,175)

Cash Flows from Investing Activities:
Net decrease (increase) in cash held in escrow	1,052,989	976,513	(1,952,034)

Net Cash Used by Investing Activities	1,052,989	976,513	(1,952,034)

Cash Flows from Financing Activities:
Proceeds from notes payable - related party	-	-	814,291
Proceeds from stock sales	-	-	7,377,089
Payment of stock offering costs	-	-	(89,360)
Payments on notes payable - related party	-	-	(1,432,213)

Net Cash Provided by Financing Activities	-	-	6,669,807

(Gain) loss on Currency Translation	21,523	266,880	306,439

Net Increase (Decrease) in Cash and Cash Equivalents	(397,777)	(2,587,686)	2,990,037

Cash and Cash Equivalents at Beginning of Period	421,145	3,008,831	18,794
Cash and Cash Equivalents at End of Period	23,368	421,145	3,008,831
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for
Interest	-	1,467	82,816
Income Taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation - DanDrit Biotech USA, Inc. (“DanDrit USA”, the “Company”, “we”, “us”, “our”) (formerly Putnam Hills Corp) was originally incorporated in the state of Delaware on January 18, 2011 as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.

DanDrit BioTech A/S, a Danish Corporation was incorporated on April 1, 2001 (“DanDrit Denmark”) a 96.92% owned subsidiary of the Company. The Company engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer using the dendritic cell technology.

Year End - In June 2015, DanDrit’s board of directors approved a change to DanDrit’s fiscal year end from December 31 to June 30.

Reverse Acquisition - On February 12, 2014, pursuant to the Share Exchange Agreement (the "Share Exchange Agreement"), DanDrit USA completed the acquisition of 100% of the issued and outstanding capital stock of DanDrit Denmark (the “Share Exchange”) and as a result became DanDrit Denmark’s parent company (the “Parent”). Prior to the Share Exchange there were 5,000,000 shares of the common stock, par value $.0001 per share (the “Common Stock”) of Parent outstanding. Parent and an existing shareholder agreed to cancel 4,400,000 shares of its Common Stock and issued 1,440,000 shares of Common Stock for legal and consulting services related to the Share Exchange and a future public offering. At the time of the Share Exchange each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of Parent’s Common Stock, for a total of 6,000,000 shares, resulting in 8,040,000 shares of the Parent’s Common Stock outstanding immediately following the Share Exchange, including 185,053 shares of Common Stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the DanDrit Denmark shareholders who have not consented to the Share Exchange (the “Non-Consenting Shareholders”) , and deemed issued and outstanding for accounting purposes.

Consolidation - For the year ended June 30, 2016, six months ended June 30, 2015 and year ended December 31, 2014, the consolidated financial statements include the accounts and operations of the DanDrit Denmark, and the accounts and operations of DanDrit USA. All material inter-company transactions and accounts have been eliminated in the consolidation.

Functional Currency / Foreign currency translation - The functional currency of DanDrit Biotech A/S is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during year ended June 30, 2016, six months ended June 30, 2015 and year ended December 31, 2014 Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in a financial institution in the United States in excess of federally insured States amounts at June 30, 2016 and 2015 of $0 and $0, respectively. In May 2015 mostly of the cash balances were transferred to a financial institution in Denmark and a trust account at the Lett Law firm. At June 30, 2016 and 2015 we had cash and cash held in escrow balances of $23,368 and $1,474,134, respectively.

Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from four to six years (See Note 3).

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

Revenue Recognition and Sales - The Company’s sales of its MelCancerVac colorectal cancer treatment have been limited to a compassionate use basis in Singapore after stage IIA trials and is not approved for current sale for any other use or location. The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), FASB ASC 605 Revenue Recognition. The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of the resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer.

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

Research and Development Expenses - The Company expenses research and development expenses incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our MAGE –A dendrite cell cancer therapy. Research and development expenses were included in operating expenses for the year ended June 30, 2016, six months ended June 30, 2015 and year ended December 31, 2014 with the amount of $804,188 $1,625,488 and $0, respectably.

Our research and development expenses may fluctuate substantially from quarter to quarter depending on the clinical studies and the timing of samples supporting the clinical studies.

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share - The Company calculates earnings/(loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised.

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

We report our derivative liabilities at fair value on the balance sheets. As of June 30, 2016 and 2015, we had no derivative liabilities.

Fair Value of Financial Instruments - The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year; accordingly, the new standard is effective for us beginning in the first quarter of 2018 and we expect to adopt it at that time. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method, nor have we determined the impact of the new standard on our consolidated financial statements.

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

Reclassification - The financial statements for the six months ended June 30, 2015 and year ended December 31, 2014 have been reclassified to conform to the headings and classifications used in the June 30, 2016 financial statements.

NOTE 2 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses, has not yet been successful in establishing profitable operations and has short-term obligations in excess of anticipated cash. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales once approval for the Company’s product is obtained. The Company is attempting to raise $15,000,000 or more through a private placement offering and close the acquisition of OncoSynergy, Inc. The Company has subsequently received a commitment for a $500,000 investment, a commitment for a DKK 1,000,000 $153,750 1% convertible note and DKK 3,400,000 approximately $511,275, in 1% convertible notes payable maturing December 31, 2017. The closing of the private placement is contingent on the closing of the acquisition of the assets of OncoSynergy, Inc.There is no assurance that the Company will be successful in raising additional funds through the debt or equity or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2016 and 2015:

	Useful Life	June 30, 2016	June 30, 2015
Lab equipment and instruments	4-6	$163,959	$164,778
Computer equipment	4-6	56,155	56,436
		220,114	221,214
Less Accumulated Depreciation		(220,114)	(221,214)
Net Property and Equipment		$-	$-

Depreciation expense amounted to $0 for the year ended June 30, 2016, $0 for the six months ended June 30, 2015, and $0 for the year ended December 31, 2014. The Company’s property and equipment is held as collateral on the notes payable related party.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — DEFINITE-LIFE INTANGIBLE ASSETS

At June 30, 2016 and 2015, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products and processes of $135,743 and $164,046, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the year ended June 30, 2016 was $27,395, including $12,048 in losses on abandoned assets. Amortization expense for the six months ended June 30, 2015 was $7,973. Amortization expense for the year ended December 31, 2014 was $18,981. Expected future amortization expense for the years ended are as follows:

Year ending June 30,
2017	$14,794
2018	14,794
2019	14,794
2020	14,835
2021	14,794
Thereafter	61,732
$135,743

NOTE 5 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consists of the following as of June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Non-Interest Bearing Loan Payable Sunrise Financial Group Inc.	$38,235	$38,235
Note Payable ML Group	17,414	17,500
6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC	47,233	44,879
Total Notes Payable – Related Party	102,882	100,614
Less Current Maturities	(102,882)	(100,614)
Note Payables – Related Party Long Term	$-	$-

The following represents the future maturities of long-term debt as of June 30, 2016:

Year ending June 30,
2017	102,882
2018	-
2019	-
2020	-
2021	-
Thereafter	-
$102,882

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — NOTES PAYABLE – RELATED PARTY (continued)

As of June 30, 2015, the outstanding balance of $38,235 for professional fees paid by a shareholder and amounts advanced to the Parent are reported as notes payable - related party. The $38,235 notes payable were acquired in the reverse acquisition. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

A 6% promissory note payable to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange.  As of June 30, 2016, the outstanding balance on the note, including accrued interest, was $47,233. During the year ended June 30, 2016, six months ended June 30, 2015 and year ended December 31, 2014 the Company recorded related party interest on the note of $2,354, $1,164 and $2,126, respectively.

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

The fair value of the shares to be issued upon conversion of the debt financing is recorded as a derivative liability, with the change in the fair value recorded as a gain or loss in the accompanying statement of operations As of June 30, 2016 and 2015 the Company did not have any convertible debt financing or derivative liabilities.  The Company has subsequently entered into convertible debt financing agreements See Note 14.

NOTE 7 — LEASES

Operating Leases — The Company leases laboratory and production space under operating lease agreements which can be cancelled with 3 months’ notice.  The lease calls for monthly payments of DKK 6,300 (approximately $937 at June 30, 2016).

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

Lease expense charged to operations was $15,744, $20,800 and $32,297 for the year ended June 30, 2016, six months ended June 30, 2015 and year ended December 31, 2014, respectively.

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

As of June 30, 2016 and 2015, the Company had net operating loss carryforwards of approximately $10,136,400 and $10,311,877, respectively, giving rise to deferred tax assets of $2,230,008 and $2,268,613, respectively for Danish tax purposes which do not expire.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INCOME TAXES (continued)

As of June 30, 2016 and 2015, the Company had net operating loss carryforwards of approximately $934,920 and $784,011, respectively, giving rise to deferred tax assets of $328,072 and $266,564, respectively for United States tax purposes which expire in 2036.

The Company files Danish and US income tax returns, and they are generally no longer subject to tax examinations for years prior to 2008 for their Danish tax returns and 2012 for their US tax returns.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at June 30, 2016 and 2015:

	June 30,
	2016	2015
Excess of Tax over book depreciation Fixed assets	$7,660	$10,240
Excess of Tax over book depreciation Patents	870	5,560
Net Operating Loss Carryforward	2,558,080	2,535,177
Valuation Allowance	(2,566,610)	(2,550,977)
Total Deferred Tax Asset (Liabilities)	$-	$-

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the year ended June 30, 2016, six months ended June 30, 2015, and year ended December 31, 2014:

	June 30,		December 31,
	2016	2015	2014
Computed Tax at Expected Statutory Rate	$(747,329)	$(1,036,085)	$(866,463)
Non-US Income Taxed at Different Rates	236,700	319,541	255,356
Non-Deductible expenses / other items	32,209	-	(3,063)
Valuation allowance	15,633	342,683	436,631
Income Tax Expense	$(462,787)	$(373,862)	$(177,539)

The components of income tax expense (benefit) from continuing operations for the year ended June 30, 2016, six months ended June 30, 2015, and for the year ended December 31, 2014 consisted of the following:

	June 30,		December 31,
Current Tax Expense	2016	2015	2014
Danish Income Tax (Credits)	$(462,787)	$(373,862)	$(177,539)
Deferred Income Tax Expense (Benefit)
Excess of Tax over Book Depreciation Fixed Assets	2,580	2,471	19,259
Excess of Tax over Book Depreciation Patents	4,690	5,470	67,488
Net Operating Loss Carryforwards	(22,903)	(342,683)	(523,378)
Change in the Valuation allowance	15,633	334,742	436,631
Total Deferred Tax Expense	$-	$-	$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the year ended June 30, 2016, six months ended June 30, 2015, and year ended December 31, 2014:

	For the Year Ended	For the Six Months Ended	For the Year Ended
	June 30,	June 30,	December 31,
	2016	2015	2014
Net (Loss)	$(1,735,239)	$(2,673,448)	$(2,370,883)
Weighted average number of common shares used in basic earnings per share	9,533,290	9,533,290	7,500,142
Effect of dilutive securities, stock options and warrants	-	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	9,533,290	9,533,290	7,500,142

For the year ended June 30, 2016, six months ended June 30, 2015 and year ended December 31, 2014, the Company had no options outstanding to purchase common stock of the Parent.

The Company subsequently issued four convertible notes payable totaling $360,900 and a commitment for a $150,375 convertible note which are convertible into 255,637 common shares. The Company issued 900,000 stock options to purchase shares at $2.00 per share.

NOTE 10 — STOCKHOLDERS’ EQUITY

Common Stock  — The Company has 100,000,000 authorized shares of Common stock $0.0001.  As of June 30, 2016 and 2015 there were 9,533,290 shares issued and outstanding.

Share Exchange Agreement / Reverse Acquisition  - On February 12, 2014, in accordance with the terms and conditions of a Share Exchange Agreement (the "Share Exchange Agreement"), we completed the acquisition of approximately 100% of the issued and outstanding capital stock  of  DanDrit Denmark (the “Share Exchange”) and as a result became DanDrit Denmark’s parent company (the “Parent”). In connection with the Share Exchange, each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of DanDrit USA’s common stock, par value $.0001 per share (the “Common Stock”) for an aggregate of 6,000,000 shares, including 185,053 shares of Common Stock reserved for issuance, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, to the DanDrit Denmark shareholders who did not consent to the Share Exchange and deemed issued and outstanding for accounting purposes. In addition, in connection with the Share Exchange (1) the sole shareholder prior to the Share Exchange agreed to cancel 4,400,000 shares of outstanding Common Stock owned by it and (2) the board of directors and executive management of DanDrit Denmark was appointed to serve as the Board of Directors and executive management of DanDrit USA effective upon the resignation of the sole officer and director of DanDrit USA prior to the closing of the Share Exchange.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Clinical Trial Agreements – The Company’s subsidiary, DanDrit Biotech A/S signed a contract of collaboration with the University Hospital IRCCS “San Martino” - IST – National Institute for Cancer Research, known as the San Martino Hospital of Genoa. Dr. Alberto Sobrero, the Head of the Medical Oncology Unit at the San Martino Hospital, is principal investigator of the randomized multicenter study. The collaboration relates to a Phase III adjuvant study of DanDrit’s vaccine in patients with no evident disease (“NED”) stage IV colorectal cancer (“CRC”). The primary goal of the study is to evaluate the efficacy of DanDrit’sMelCancerVac® (“MCV”) in stage IV CRC patients rendered disease free after the completion of standard treatments in accordance with local practices.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014 and 2013, the Company entered into various notes payable with shareholders of the Company, the notes were repaid during 2014.

On March 27, 2014 the Company entered into an operating lease agreement for office space from a shareholder of the Company (See Note 7). During the six months ended June 30, 2015 the Company paid the related party $14,500. During the year ended December 31, 2014, the Company paid the related party $23,152. The lease was terminated on May 31, 2015.

During the six months ended June 30, 2015 and during the year ended December 31, 2014, JARO Holding ApS owned by a director of the Company, provided medical consultancy services to the Company. During year ended June 30, 2016, the six months ended June 30, 2015, and year ended December 31, 2014, the Company recorded medical consultancy expense of $44.620, $44,886, and $29,925, respectively.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — RELATED PARTY TRANSACTIONS (continued)

In June, 2015 the Company paid DKK50.000 ($7,499) to Paseco ApS for consultancy services provided in June 2015.

During the year ended June 30, 2016, six months ended June 30, 2015 and the year ended December 31, 2014, a law firm partially owned by the Company’s Chairman of the Board of Directors provided legal services to the Company and recorded legal expense of $105,107, $132,414 and 288,546, respectively. At June 30, 2016 and 2015, the Company had a payable to the firm in the amount of $97,357 and $366,035. At June 30, 2016 and 2015, the Company had an escrow account of $0 and $1,052,989 with the Lett Law Firm

NOTE 13 — ASSET PURCHASE AGREEMENT

During April 2016 the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) wherein the Company will acquire OncoSynergy, Inc. The purchase price for the acquisition consists of (i) a number of shares of Common Stock of the Company equal to the number of shares of Series A Common Stock and Common Stock outstanding of the OncoSynergy, Inc. immediately prior to the closing of the Transaction, and (ii) derivative securities (including any option, right, warrant, call, convertible security, right to subscribe, conversion right or other agreement or commitment immediately outstanding prior to the closing, if any), of like tenor, except as to timing of exercisability and maturity, exercisable or convertible into a like number of shares of Common Stock, and having rights, preferences, terms and conditions consistent in all other respects with such outstanding derivative security. Immediately following the closing it is estimated OncoSynergy, Inc. will hold between 33% and 40% of the capital stock of the Company on a fully diluted basis, assuming the exercise or conversion in full of all outstanding derivative securities of the Dandrit BioTech USA, Inc.

NOTE 14 — SUBSEQUENT EVENT

The Company’s management reviewed material events through September 28, 2016.

Convertible Notes Payable - On July 1, 2016, the Company entered into a 1% convertible notes for DKK400,000 (approximately $60,150), with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into common shares at $2.00 per share. The Company will recorded a discount on the notes for the conversion feature and a derivative liability based on the fair value of the conversion feature using the Black Scholes Option Pricing Model. The discount will be amortized as interest expense over the term of the note using the effective interest method.

 On July 19, 2016, the Company entered into a 1% convertible notes for DKK400,000 (approximately $60,150), with a shareholder of the Company The note matures December 31, 2017. The note is convertible into common shares at $2.00 per share. The Company will recorded a discount on the notes for the conversion feature and a derivative liability based on the fair value of the conversion feature using the Black Scholes Option Pricing Model. The discount will be amortized as interest expense over the term of the note using the effective interest method.

On August 24, 2016, the Company entered into a 1% convertible notes for DKK600,000 (approximately $90,225). The note matures December 31, 2017. The note is convertible into common shares at $2.00 per share. The Company will recorded a discount on the notes for the conversion feature and a derivative liability based on the fair value of the conversion feature using the Black Scholes Option Pricing Model. The discount will be amortized as interest expense over the term of the note using the effective interest method.

On September 21, 2016, the Company entered into a 1% convertible notes for DKK1,000,000 (approximately $150,375). The note matures December 31, 2017. The note is convertible into common shares at $2.00 per share. The Company will recorded a discount on the notes for the conversion feature and a derivative liability based on the fair value of the conversion feature using the Black Scholes Option Pricing Model. The discount will be amortized as interest expense over the term of the note using the effective interest method.

On September 28, 2016, the Company received a commitment for a 1% convertible notes for DKK1,000,000 (approximately $150,375). The note matures December 31, 2017. The note is convertible into common shares at $2.00 per share. The Company will record a discount on the notes for the conversion feature and a derivative liability based on the fair value of the conversion feature using the Black Scholes Option Pricing Model. The discount will be amortized as interest expense over the term of the note using the effective interest method.

On July 1, 2016, the Company entered into a financial service agreement with APE Invest AS (an entity owned by a director of the Company) for consultancy services related to the Company raising additional equity financing in the US and Danish Capital Markets.  The agreement calls for monthly payment of $20,000 with a $100,000 retainer payment due November 1, 2016.  The agreement can be terminated with 12 month notice.

On September 15, 2016, the Company granted options to the Company’s president, Chairman of the Board and a Board Member to each purchase 300,000 commons shares at $2.00 per share expiring December 31, 2019. The options vest immediately upon issuance and contain certain anti-dilution provisions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officer has designed such disclosure controls and procedures to ensure that material information is made known to him, particularly during the period in which this Report was prepared.

The Certifying Officer is responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.

The Certifying Officer based his conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below.  In order to reduce the impact of these weaknesses to an acceptable level, the Company has contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2016, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of June 30, 2016 were not effective, based on COSO’s framework.

The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

Management has concluded that these control deficiencies constitute a material weakness.  In order to reduce the impact of these weaknesses to an acceptable level, we have contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There were no significant changes in our internal control over financial reporting or in other factors that occurred during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

This Annual Report does not include attestation reports of the Company’s registered public accounting firms regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

On March 10, 2016, the board of directors (the “Board”) of DanDrit Biotech USA, Inc., a Delaware corporation (the “Company”), accepted the amicable resignation of Lone Degn from the Company as its Chief Financial Officer, effective March 10, 2016.

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 10. Directors, Executive Officers and Corporate Governance

The following table identifies our executive officers and directors, their ages, their respective offices and positions, and their respective dates of election or appointment.

Name	Age	Position	Officer/Director Since

Dr. Eric Leire	58	Chief Executive Officer and Director (Principal Executive Officer)	February 2014

Dr. Eric Leire	58	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 2016

N.E. Nielsen	67	Chairman of the Board	February 2014

Aldo Michael Noes Petersen	54	Director	February 2014

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

Based solely on the Company’s review of the copies of the forms received by it during the period ended June 30, 2016, the Company believes that the no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock, failed to comply with all Section 16(a) filing requirements during such fiscal years.

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

Item 11. Executive Compensation

The following table sets forth certain information with respect to compensation for year ended June 30, 2016, the six months ended June 30, 2015 and the year ended December 31, 2014 earned by or paid to our chief executive officer, chief financial officer.

			Stock	Option
Name and Principal Position	Year	Salary ($)	Awards($)	Awards ($)	Total ($)(1)
Dr. Eric Leire,	2016(2)	360,029			360,029
Chief Executive Officer and Director	2015(3)	157,101	-	-	157,101
	2014(4)	341,275	-	-	341,275

Lone Degn	2016(2)	95,665	-	-	95,665
Former Chief Financial Officer	2015(3)	35,854			35,854

Robert Wolfe,	2015(3)	125,200	-	-	125,200
Former Chief Financial Officer	2014(4)	84,000	-	-	84,000

(1)	All values, except for compensation to Robert Wolfe, are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the average currency exchange rate of $1.00 = DKK 6,7234, for the year ended June 30, 2016. We do not make any representation that the Danish Krone amounts could have been, or could be, converted into U.S. dollars at such rate on June 30, 2015, or at any other rate.
(2)	Represents the year ended June 30, 2016
(3)	Represents the six months ended June 30, 2015
(3)	Represents the year ended December 31, 2014

Employment Arrangements

Agreements with Named Executive Officers

We have employments agreement with Dr. Leire, Ms. Degn and Mr. Robert Wolfe.

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

On March 10, 2016, the Company accepted the amicable resignation of Lone Degn from the Company as its Chief Financial Officer, effective March 10, 2016.

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

Outstanding Equity Awards as of June 30, 2016

As of June 30, 2016, there were no outstanding equity awards to our named executive officers.

Board Compensation

For the Year Ended June 30, 2016, Six Months Ended June 30, 2015 and Year Ended December 31, 2014, we did not compensate our directors, or issue any equity awards to our directors, for their services other than to reimburse them for out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors. In order to attract and retain qualified independent directors, we may in the future adopt a compensation plan for non-employee directors that includes cash as well as equity-based compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 8, 2016, certain information regarding the beneficial ownership of the shares in DanDrit USA, of (i) our executive officers, (ii) our directors and (iii) each person known to us who is known to be the beneficial owner of more than 5% of the shares in DanDrit USA. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Unless indicated otherwise, the address for the beneficial holders is c/o DanDrit Biotech USA, Inc., P.O. Box 189, Randolph, VT 05060.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 9,533,290 shares of common stock outstanding as of September 8, 2016 plus, for each individual, any securities that individual has the right to acquire within 60 days of September 8, 2016.

	Dandrit Biotech USA Inc.
Name of Beneficial Owner	Number of Shares	% Ownership

Directors/Officers:
Eric Jean Marie Leire(1)	8,615	*
NE Nielsen	-	*
Aldo Petersen	-	*
Directors/Officers Total:	8,615	*
5% Shareholders:
Belle Invest ApS (2)	486,677	5.11%
Roas Holding ApS (2)	55,078	0.58%
Equine Invest ApS (3)	900,000	9.44%
Quint ApS (3)	300,000	3.15%
Paseco ApS(4)	483,429	5.07%
Po-Ma Invest ApS (5)	1,171,364	12.29%
Sune Olsen Holding ApS (6)	908,650	9.53%
RS Group ApS (7)	1,070,869	11.23%
Karsten Ree Holding B ApS (8)	500,000	5.24%
5% Shareholders Total:	5,876,067	61.64%
Total:	5,884,682	61.72%

* Indicates less than 1%.

(1)	The holder has an address of 5084 Bunch Road Summerfield NC 27358 USA.

(2)	Shares are owned by Bele Invest ApS, a Danish entity and Roas Holding ApS, a Danish entity both with an address of Vermehrensvej 7, 2930 Klampenborg Denmark. The voting and disposition of the shares owned by the Bele Invest ApS and Roas Holding ApS are controlled by Mrs. Dina Rosenberg.

(3)	Equine Invest ApS - holding 900,000 shares - is a Danish entity which has an address of Praestemosevej 10, 3480 Fredensborg, Denmark. Equine Invest ApS is 100% owned and controlled by the company Quint ApS - holding 300,000 shares - is a Danish entity which has an address of Praestemosevej 10, 3480 Fredensborg, Denmark, which is 100% owned and controlled by Mark Szigethy of Praestemosevej 10, 3480 Fredensborg. The voting and disposition of the shares owned by Equine Invest ApS is controlled by Mark Szigethy.

(4)	Paseco ApS is a Danish entity which has an address of Naesset 26, Munkebo 5330 Denmark. Northern Biotech Fund Sarl is a Luxembourg entity and has an address of C/O Banque Havilland SA, 35A Avenue JF Kennedy, Luxembourg. The voting and disposition of the shares owned by Paseco and Northern Biotech are controlled by Ole Abildgaard.

(5)	Po-Ma Invest ApS - holding 1,171,364 shares - is a Danish entity which has an address of c/o Torben Bjørn Christensen, Oeveroedvej 36B, 2840 Holte, Denmark. Po-Ma Invest ApS is 100% owned by the company VICH 7826 ApS, c/o Torben Bjørn Christensen, Oeveroedvej 36B, 2840 Holte, Denmark. The voting and disposition of the shares owned by Po-Ma Invest ApS is controlled by Torben Bjørn Christensen.

(6)	Shares are owned by Sune Olsen Holding ApS, Biotech Invest ApS and Sardinian Solar Park ApS, all Danish entities with an address of Jagtvej 169 B 4, 2100 Copenhagen, Denmark. The voting and disposition of the shares owned by the companies are controlled by Mr. Olsen.
(7)	RS Group ApS is a Danish entity which has an address of Stumpedyssevej 17, 2970 Horsholm. The voting and disposition of the shares owned by RS Group are controlled by Mr. Renè Sindlev.
(8)

Karsten Ree Holding B ApS is a Danish entity which has an address of Generatorvej 8 B, 2860 Soeborg, Denmark.  The voting and disposition of the shares owned by Karsten Ree Holding B ApS is controlled by Karsten Ree.

Item 13. Certain Relationships and Related Transactions and Director Independence

Described below are transactions or series of transactions that occurred from January 1, 2014 through the date of this report (the “Reporting Period”) between us and our executive officers, directors or the beneficial owners of 5% or more of our common stock, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

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

During the six months ended June 30, 2015 and during the year ended December 31, 2014, JARO Holding ApS owned by a director of the Company, provided medical consultancy services to the Company. During year ended June 30, 2016, the six months ended June 30, 2015, and year ended December 31, 2014, the Company recorded medical consultancy expense of $44.620, $44,886, and $29,925, respectively.

In June, 2015 the Company paid DKK50,000 ($7,499) to Paseco ApS for consultancy services provided in June 2015.

During the year ended June 30, 2016, six months ended June 30, 2015 and the year ended December 31, 2014, a law firm partially owned by the Company’s Chairman of the Board of Directors provided legal services to the Company and recorded legal expense of $105,107, $132,414 and 288,546, respectively. At June 30, 2016 and 2015, the Company had a payable to the firm in the amount of $97,357 And $366,035.

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

Audit Fees

The aggregate fees billed by Gregory & Associates for such professional services were $55,800 for the year ended December 31, 2015, $46,625 for the six months ended June 30, 2015 and $67,835 for the year ended December 31, 2014.

Audit-Related Fees

There were no fees billed Gregory & Associates for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the year ended June 30, 2016 and December 31, 2014 and six months ended June 30, 2015.

Tax Fees

There were no fees billed by Gregory & Associates for Tax services for the years ended June 30, 2016 and December 31, 2014 and the six months ended June 30, 2015.

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

Audit Committee’s Pre-Approval Process

The Company’s Board of Directors which acts as the audit committee approves all audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules - update

Exhibit No.	Description

1.1	Placement Agency Agreement, dated August 12, 2014, by and among the Company and Sunrise Securities Corp.(1)

2.1	Share Exchange Agreement dated February 12, 2014. (4)

2.2	Share Cancellation Agreement dated February 12, 2014. (4)

3.1	Certificate of Incorporation. (2)

3.2	Bylaws.(2)

3.3	Articles of Association of DanDrit Denmark, as amended, dated February 26, 2004. (4)

3.4	Certificate of Ownership and Merger, dated February 12, 2014. (4)

4.1	Form of Common Stock Certificate.(5)

10.1	Intellectual Property Assignment by and between DanDrit Denmark and Alexei Kirkin dated June 5, 2002. (4)

10.2	Collaboration Agreement by and between DanDrit Denmark and National Cancer Centre of Singapore Pte Ltd dated November 11, 2008. (4)

10.3	Master Services Agreement by and between DanDrit Denmark and Aptiv Solutions (UK) Ltd dated October 11, 2011. (4)

10.4	Employment Agreement by and between DanDrit Denmark and Dr. Eric Leire dated February 5, 2012.(4)+

10.5	Box Packing and Moving Agreement by and between DanDrit Denmark and Bryde&Sonner A/S dated May 23, 2012. (4)

10.6	Debt Instrument by and between DanDrit Denmark and Sune Olsen Holding ApS dated March 31, 2013. (4)

10.7	Lease Agreement by and between Symbion A/S and DanDrit Denmark dated July 8, 2013. (4)

10.8	Lease Agreement by and between OrdnungApS and DanDrit Denmark. (4)

10.9	Debt Instrument by and between DanDrit Denmark and Sune Olsen Holding ApS dated January 17, 2014. (4)

10.10	Early Access Agreement by and between DanDrit Denmark and Impatients, N.V. dated December 20, 2013. (4)

10.11	Consultancy Agreement by and between DanDrit Denmark and Dina Rosenberg dated February 4, 2014. (4)

10.12	Consulting Agreement by and between DanDrit Denmark and Paseco ApS dated February 11, 2014. (4)

10.13	DanDrit Biotech USA, Inc. 2014 Equity Incentive Plan (4)

10.14	Loan Agreement by and between DanDrit Denmark and Paseco ApS dated April 29, 2014. (6)

10.15	Letter of Support of Paseco ApS related to committed 2M DKK in additional financing, dated May 2, 2014. (6)

10.16	Form of Securities Purchase dated as of December 31, 2014. (7)

10.17	CFO Service Agreement by and between DanDrit Denmark and Mr. Robert Wolfe dated February 10, 2014.(8)

10.18	Loan Agreement by and between DanDrit Denmark and Paseco ApS dated March 21, 2014.(9)

10.19	Loan Agreement by and between DanDrit Denmark and Paseco ApS dated March 27, 2014.(9)

14.1	Code of Ethics. (3)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

+	Agreement with management.
*	Filed herewith.
**	Furnished herewith.
(1)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 12, 2014 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 12, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on July 17, 2012 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on February 14, 2014.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 16, 2014, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, as filed with the SEC on May 14, 2014, and incorporated herein by this reference.
(7)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on December 31, 2014, and incorporated herein by this reference.
(8)	Filed as an exhibit to the Company’s Form S-1/A filed with the SEC on June 23, 2014 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Form S-1/A filed with the SEC on March 31, 2014 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2016	DANDRIT BIOTECH USA, INC.

	By:	/s/ Eric Leire
Eric Leire
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Eric Leire
Eric Leire
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Eric Leire	Chief Executive Officer and Director	September 28, 2016
Dr. Eric Leire	(Principal Executive Officer)

/s/ NE Nielsen	Chairman of the Board	September 28, 2016
NE Nielsen

/s/ Aldo Michael Noes Petersen	Director	September 28, 2016
Aldo Michael Noes Petersen

