Form 10-Q
period 2016-09-30
DanDrit Biotech USA, Inc.
filed 2016-11-14
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,533,290 shares of common stock, par value $0.0001 per share (including 185,053 shares of common stock reserved for issuance to the Non-Consenting Shareholders (as defined below) and deemed issued and outstanding for accounting purposes), outstanding as of November 14, 2016.

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

The results for the period ended September 30, 2016 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission on September 28, 2016.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2016	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$31,675	$23,368
Other Receivables	746,452	695,418
Prepaid Expenses	6,435	13,693

Total Current Assets	784,562	732,479

PROPERTY AND EQUIPMENT, Net accumulated Depreciation	-	-

OTHER ASSETS
Definite Life Intangible Assets	132,503	135,743
Deferred stock offering costs	25,000	-
Deposits	2,619	2,609

Total Other Assets	160,122	138,352

TOTAL ASSETS	$944,684	$870,831

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Notes Payable - Related Party	$103,474	$102,882
Accounts Payable	979,029	1,087,758
Accounts Payable - Related Party	97,718	97,357
Accrued Expenses	229,838	220,232

Total Current Liabilities	1,410,059	1,508,229
Convertible Notes Payable, Current Portion (Net of discounts of $10,931 and $0, respectively)	229,669	-
Convertible Notes Payable – Related Party, (Net of discounts of $17,359 and $0, respectively)	102,941	-
Total Long Term Liabilities	332,610	-

Total Liabilities	1,742,669	1,508,229

STOCKHOLDER’S EQUITY(Deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized, 9,533,290, and 9,533,290 issued and outstanding at September 30, 2016 and June 30, 2016, respectively	953	953
Additional paid-in capital	25,756,232	25,098,050
Accumulated Deficit	(27,093,875)	(26,300,694)
Other comprehensive income, net	538,705	564,293
Total Stockholder’s Equity (Deficit)	(797,985)	(637,398)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$944,684	870,831

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended
	September 30,
	2016	2015

Revenues	$-	$-

Cost of Goods Sold	-	-

Gross profit (Loss)	-	-

Operating Expenses
General and Administrative Expenses	204,951	204,851
Non-cash compensation expenses	626,487	-
Research and Development Expenses	17,104	101,759
Depreciation and Amortization	3,749	3,937
Consulting Expenses	-	30,848
Total Operating Expense	852,291	341,395

(LOSS) FROM OPERATIONS	(852,291)	(341,395)

Other Income (Expense)
Interest (expense)	(1,017)	-
Interest (expense) – Related Party	(3,464)	(592)
Gain (Loss) on Currency Transactions	23,084	(32,228)
Interest and Other Income	-	-
Total Other Income (Expense)	18,603	(32,820)

(Loss) Before Income Taxes	(833,688)	(374,215)

Income Tax Expense (Benefit)	(40,507)	(23,913)

NET (LOSS)	$(793,181)	$(350,302)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,533,290	9,533,290

See accompanying notes to the unaudited financial statements.

3

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

STATEMENTS OF OTHER COMPREHENSIVE LOSS

	For the Three Months
	Ended September 30,
	2016	2015
	(Unaudited)

Net Loss	$(793,181)	$(350,302)
Currency Translation, Net of Taxes	(25,588)	(9,816)

Other Comprehensive Loss	$(818,769)	$(360,118)

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended September 30,
	2016	2015
	(Unaudited)

NET (LOSS)	$(793,181)	$(350,302)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	3,749	3,937
Non-cash compensation	626,487	-
Accrued Interest on Notes Payable - Related Party	592	592
Accretion of discount on notes payable	3,404	-
CHANGES IN ASSETS AND LIABILITIES:
(Increase) Decrease in Other Receivables	(51,034)	(28,134)
(Increase) Decrease in Prepaid Expenses/Deposits	7,248	(59,800)
Increase (Decrease) in Accounts Payable	(133,728)	4,761
Increase (Decrease) in Accounts Payable – Related Party	361	9,667
Increase (Decrease) in Accrued Expenses	9,606	3,243
Total Adjustments	466,685	(65,734)

NET CASH USED IN OPERATING ACTIVITIES	(326,496)	(416,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Cash Held in Escrow	-	1,052,989

NET CASH USED BY INVESTING ACTIVITIES	-	1,052,989

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable – Related Party	138,070	-
Proceeds from Notes Payables	222,830	-

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	360,900	-

Gain (Loss) on Currency Translation	(26,097)	(9,978)

NET INCREASE (DECREASE) IN CASH	8,307	626,975

CASH, BEGINNING OF PERIOD	23,368	421,145

CASH, END OF PERIOD	$31,675	$1,048,120

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Imputed interest on Non-interest bearing Convertible Notes Payable	$14,402	$-
Beneficial Conversion Feature of Convertible Notes Payable	17,293	-
Compensation for the issuance of stock options to the Board	626,487	-

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2016 and 2015 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2016 audited financial statements. The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

Consolidation — For the three months ended September 30, 2016 and 2015, the consolidated financial statements include the accounts and operations of DanDrit Denmark, and the accounts and operations of DanDrit USA. All material inter-company transactions and accounts have been eliminated in the consolidation.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Functional Currency / Foreign currency translation — The functional currency of DanDrit USA is the U.S. Dollar. The functional currency of DanDrit Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ending September 30, 2016 and 2015. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At September 30, 2016 and 2015 the Company had balances held in financial institutions in Denmark of $31,675 and $23,368, respectively.

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

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our MAGE –A dendrite cell cancer therapy. Research and development expenses were included in operating expenses for the three months ended September 30, 2016 and 2015, totaled $17,104 and $101,759, respectively.

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

Loss Per Share — The Company calculates earnings /(loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential shares of common stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised.

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

Reclassification — The financial statement for the period ended September 30, 2015 and June 30, 2016 have been reclassified to conform to the headings and classifications used in the September 30, 2016 financial statements.

NOTE 2 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses, has not yet been successful in establishing profitable operations and has short-term obligations in excess of anticipated cash. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings. The Company is attempting to raise $15,000,000 or more through a private placement offering and close the acquisition of OncoSynergy, Inc. The closing of the private placement is contingent on the closing of the acquisition of the assets of OncoSynergy, Inc. There is no assurance that the Company will be successful in raising additional funds through the debt or equity or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2016 and June 30, 2016:

	Useful Life	September 30, 2016	June 30, 2016
Lab equipment and instruments	4-6	$164,565	$163,959
Computer equipment	4-6	56,363	56,155
		220,928	220,114
Less Accumulated Depreciation		(220,928)	(220,114)
Net Property and Equipment		$-	$-

Depreciation expense amounted to $0 and $0 for the three month period ended September 30, 2016 and 2015, respectively.

NOTE 4 — DEFINITE-LIFE INTANGIBLE ASSETS

At September 30, 2016 and June 30, 2016, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products and processes of $132,503 and $135,743, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three months ended September 30, 2016 and 2015 was $3,749 and $3,937, respectively. Expected future amortization expense for the years ended are as follows:

Year ending June 30,
2017	$11,106
2018	14,849
2019	14,849
2020	14,890
2021	14,849
Thereafter	61,960
$132,503

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consists of the following as of September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016
Non-Interest Bearing Loan Payable Sunrise Financial Group Inc.	$38,235	$38,235
Note Payable ML Group	17,478	17,414
6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC	47,825	47,233
Total Notes Payable – Related Party	103,538	102,882
Less Current Maturities	(103,538)	(102,882)
Note Payables – Related Party Long Term	$-	$-

The following represents the future maturities of long-term debt as of September 30, 2016:

Year ending June 30,
2017	103,538
2018	-
2019	-
2020	-
2021	-
Thereafter	-
103,538

As of September 30, 2016, the outstanding balance of $38,235 for professional fees paid by a related party and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loan payable was acquired in the reverse acquisition. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

A 6% Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange. As of September 30, 2016, the outstanding balance on the Note, including accrued interest, was $47,825. During the three months ended September 30, 2016 and 2015, the Company recorded related party interest on the Note of $592 and $592 respectively.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY

Convertible Notes payable to related parties consists of the following as of September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016
Non-Interest Bearing Notes Payable Paseco ApS	$120,300	$-
Less Discount	(17,359)	-
Total Convertible Notes Payable – Related Party	102,941	$-
Less Current Maturities	-	-
Net Convertible Note Payables – Related Party Long Term	$102,941	-

The following represents the future maturities of long-term debt as of September 30, 2016:

Year ending June 30,
2017	-
2018	120,300
2019	-
2020	-
2021	-
Thereafter	-
120,300

On July 1, 2016, the Company entered into a non-interest bearing convertible notes for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the Company’s stock was trading at $2.50 on July 1, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,639. The interest is being amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three months ended September 30, 2016, interest expense of $2,527 was recorded for the amortization of the discount.

On July 19, 2016, the Company entered into a non-interest bearing convertible notes for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,555. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three months ended September 30, 2016, interest expense of $346 was recorded for the amortization of the discount.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CONVERTIBLE NOTES PAYABLE

Convertible Notes payable to consists of the following as of September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016
Non-Interest Bearing Notes Payable Equine Invest Aps	$240,600	$-
Less Discounts	(10,931)	-
Total Convertible Notes Payable	229,669
Less Current Maturities	-	-
Net Convertible Note Payables – Long Term	$229,669	$-

The following represents the future maturities of long-term debt as of September 30, 2016:

Year ending June 30,
2017	-
2018	240,600
2019	-
2020	-
2021	-
Thereafter	-
240,600

On August 24, 2016, the Company entered into a non-interest bearing convertible notes $90,225. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the Company’s common stock was trading at $2.05 on July 1, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $2,256. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $3,577. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three months ended September 30, 2016, interest expense of $425 was recorded for the amortization of the discount.

On September 21, 2016 the Company entered into a non-interest bearing convertible notes for $150,375. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $5,630. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three months ended September 30, 2016, interest expense of $107 was recorded for the amortization of the discount.

NOTE 8 — LEASES

Operating Leases — The Company leases laboratory and production space under operating lease agreements which can be cancelled with 3-months notice. The lease calls for monthly payments of DKK 6,300 (approximately $945 at September 30, 2016).

 On March 25, 2015, the Company entered into an agreement for use of virtual office space at a rate of $375/month on a month-to-month basis, which can be terminated by either party on one month’s notice.

Lease expense charged to operations was $3,960 and $3,940 for the three ended September 30, 2016 and 2015, respectively.

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

As of September 30, 2016, the Company had net operating loss carry-forwards of approximately $10,379,545 at an estimated effective tax rate of 22% or approximately $2,283,500 for Danish tax purposes which do not expire and net operating loss carry-forwards of approximately $1,048,174 at an estimated effective tax rate of 34% or approximately $356,379 for U.S. Federal Tax purposes which expire through 2034, a portion of which shall be limited due to the change in control of the Parent.

The Company files U.S. and Danish income tax returns, and they are generally no longer subject to tax examinations for years prior to 2012 and 2008, respectively.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at September 30, 2016 and June 30, 2016:

	September 30, 2016	June 30, 2016
Excess of Tax over book depreciation Fixed assets	$7,660	$7,660
Excess of Tax over book depreciation Patents	870	870
Net Operating Loss Carry forward	2,639,879	2,558,080
Valuation Allowance	(2,648,409)	(2,566,610)
Total Deferred Tax Asset (Liabilities)	$-	$-

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at September 30, 2016 and 2015:

	September 30, 2016	September 30, 2015
Computed Tax at Expected Statutory Rate	$(283,454)	$(127,233)
Non-US Income Taxed at Different Rates	14,465	41,760
Non-Deductible expenses	214,163	-
Valuation allowance	14,319	61,560
Income Tax Expense	$(40,507)	$(23,913)

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INCOME TAXES (Continued)

The components of income tax expense (benefit) from continuing operations for the three months ended September, 2016 and 2015 consisted of the following:

	2016	2015
Current Tax Expense
Danish Income Tax	$(40,507)	$(23,913)
Total Current Tax Expense	(40,507)	(23,913)
Deferred Income Tax Expense (Benefit)
Excess of Tax over Book Depreciation Fixed Assets	-	-
Excess of Tax over Book Depreciation Patents	-	-
Net Operating Loss Carry forwards	(81,798)	(52,647)
Change in the Valuation allowance	81,798	52,647
Total Deferred Tax Expense	$-	$-

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 10 — LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three month periods ended September 30, 2016, and 2015:

	For the 3 Months Ended
	September 30,
	2016	2015
Net (Loss)	(793,181)	(350,302)
Weighted average number of common shares used in basic earnings per share	9,533,290	9,533,290
Effect of dilutive securities, stock options and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	9,533,290	9,533,290

At September 30, 2016, the Company had convertible notes payable totaling $360,900 convertible into 180,450 shares of common stock that were not included in the calculation of weighted average shares of common stock and potential dilutive common shares as their effect is anti-dilutive.

At September 30, 2015, the Company had no common stock equivalents.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY

Common Stock — The Company has 100,000,000 authorized shares of Common stock $0.0001. As of September 30, 2016 and June 30, 2016 there were 9,533,290 shares issued and outstanding.

Common Stock Offering – On September 15, 2016, the Company filed a Form D disclosing that the Company is seeking to raise up to $16,500,000 additional equity capital though a private placement offering exempt under Rule 506(b).

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

Stock Options — On September 15, 2016, Parent’s Board of Directors approved the grant stock options to employees, officers, and directors of the Company. The Board granted 300,000 options at a strike price of $2.00 per share to each of Eric Leire, APE Invest A/S for Aldo Petersen and N.E. Nielson, in consideration of their service to the Company, for an aggregate of 900,000 options. The options were granted pursuant to written agreements with each optionee. The options vested upon grant, contain certain anti-dilution provisions and expire December 31, 2019.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY (Continued)

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

DanDrit Biotech USA, Inc.
Expected term (in years)	3.29
Volatility	189.65%
Risk free interest rate	0.87%
Dividend yield	0%

The Company recognized stock based compensation expense related to the options of $626,487 and $0 for the three months ended September 30, 2016 and 2015, respectively. At September 30, 2016 the Company had approximately $0 of unrecognized compensation cost related to non-vested options.

A summary of the status of the options outstanding at September 30, 2016 is presented below:

		Options Outstanding			Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	$2.00	900,000	3.25	$2.00	900,000	$2.00
Total		900,000	3.25	$2.00	900,000	$2.00

A summary of the status of the options at September 30, 2016, and changes during the period are presented below:

	September 30, 2016
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	0	$-	-	$-
Granted	900,000	2.00	3.25	675,000
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	900,000	$2.00	3.25	$675,000
Vested and expected to vest	900,000	$2.00	3.25	$675,000
Exercisable end of period	900,000	$2.00	3.25	$675,000

At September 30, 2016, all options issued are exercisable. The total intrinsic value of options at September 30, 2016 was $675,000. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2016 (for outstanding options), less the applicable exercise price.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

Employment Agreements - The Company and its Subsidiary have an employment agreement with an officer of the Company.

Contingencies - The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceedings or claim contains an element of uncertainty, management does not expect a material impact on our results of operations or financial position.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — RELATED PARTY TRANSACTIONS

At September 30, 2016 and 2015, the Company had various notes payable with shareholders of the Company (See Note 5 and 6).

During the three months ended September 30, 2016 and 2015 the Company paid $0 and $22,345 respectively, for medical consultancy services to JARO Holding ApS. JARO Holding ApS is an entity owned by a director of the Company.

In July, 2015 the Company paid DKK50.000 ($7,448) to Paseco ApS, an entity owned by a shareholder of the Company, for consultancy services provided in July 2015.

During the three months ended September 30, 2016 and 2015, a law firm partially owned by the Company’s Chairman of the Board of Directors provided legal services of $0 and $8,193, respectively, to the Company. At September 30, 2016, and June 30, 2016, the Company had a payable to the firm in the amount of $97,718 and $97,358.

On July 1, 2016, the Company entered into a non-interest bearing convertible notes $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the Company’s stock was trading at $2.50 on July 1, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,639. The interest is being amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three months ended September 30, 2016, interest expense of $2,527 was recorded for the amortization of the discount.

 On July 19, 2016, the Company entered into a non-interest bearing convertible notes for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,555. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three months ended September 30, 2016, interest expense of $346 was recorded for the amortization of the discount.

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

On September 15, 2016, the Company recorded $626,487 in non-cash compensation for the grant of 900,000 stock options to employees, officers, and directors of the Company, which shall be fully vested upon grant, to purchase shares of common stock of the Company at $2.00 per share, and expire December 31, 2019. The options contain certain anti-dilution provisions.

NOTE 14 — ASSET PURCHASE AGREEMENT

During April 2016 the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) wherein the Company will acquire OncoSynergy, Inc. (“OncoSynergy”). The purchase price for the acquisition consists of (i) a number of shares of Common Stock of the Company equal to the number of shares of Series A Common Stock and Common Stock outstanding of the OncoSynergy, immediately prior to the closing of the Transaction, and (ii) derivative securities (including any option, right, warrant, call, convertible security, right to subscribe, conversion right or other agreement or commitment immediately outstanding prior to the closing, if any), of like tenor, except as to timing of exercisability and maturity, exercisable or convertible into a like number of shares of Common Stock, and having rights, preferences, terms and conditions consistent in all other respects with such outstanding derivative security. Immediately following the closing it is estimated OncoSynergy, Inc. will hold between 33% and 40% of the capital stock of the Company on a fully diluted basis, assuming the exercise or conversion in full of all outstanding derivative securities of the Dandrit BioTech USA, Inc.

On October 31, 2016, the Company and OncoSynergy entered into the First Amendment to the Asset Purchase Agreement, pursuant to which the date to close the acquisition was amended from October 31, 2016 to December 31, 2016. On November 8, 2016, the Company and OncoSynergy entered into the First Amendment to the Asset Purchase Agreement, pursuant to which certain conditions to closing the transactions described in the Purchase Agreement have been waived, including the requirements that the Company (i) obtain votes from its stockholders in order to consummate the transactions contemplated thereby, (ii) demonstrate that it satisfies the listing requirements to be uplisted to a national stock exchange, including by effecting a reverse stock split, and (iii) change its name to “OncoSynergy, Inc.” upon closing the acquisition.

NOTE 15 — SUBSEQUENT EVENTS

The Company’s management reviewed material events through November 14, 2016.

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

As of September 30, 2016, the Company had $31,675 in cash and working deficit of $(625,497) as compared to June 30, 2016, when the Company had $23,368 in cash and working deficit of $(775,750). The increase in cash and working capital is primarily due to the Company’s efforts to secure financings through equity offering and expenses for research and development attributable to the Company engaging an entity to perform Phase III clinical trial of MelCancerVac™.

Following is a summary of the company’s cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Net Cash (Used by) Operating Activities	$(326,496)	$(416,036)
Net Cash (Used by) Investing Activities	-	1,052,989
Net Cash Provided by Financing Activities	$360,900	$-
(Gain) Loss on Currency Translation	(26,096)	(9,978)
Net Increase (Decrease) in Cash and Cash Equivalents	$8,307	$626,975

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred significant losses, has not yet been successful in establishing profitable operations and has short-term obligations in excess of anticipated cash. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings. The Company is attempting to raise $15,000,000 or more through a private placement offering and close the acquisition of the assets of OncoSynergy, Inc. The closing of the private placement is contingent on the closing of the acquisition of the assets of OncoSynergy, Inc.There is no assurance that the Company will be successful in raising additional funds through the debt or equity or achieving profitable operations.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

As of September 30, 2016, the outstanding balance of $38,235 for professional fees paid by a related party and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loan payable was acquired in the reverse acquisition. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

A 6% Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange. As of September 30, 2016, and 2015, the outstanding balance on the Note, including accrued interest, was $47,825 and $45,471, respectively. During the three months ended September 30, 2016 and 2015 the Company recorded related party interest on the Note of $592, and $592, respectively.

On July 1, 2016, the Company entered into a non-interest bearing convertible notes for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the Company’s stock was trading at $2.50 on July 1, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,639. The interest is being amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three months ended September 30, 2016, interest expense of $2,527 was recorded for the amortization of the discount.

On July 19, 2016, the Company entered into a non-interest bearing convertible notes for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,555. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three months ended September 30, 2016, interest expense of $346 was recorded for the amortization of the discount.

On August 24, 2016, the Company entered into a non-interest bearing convertible notes for $90,225. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the Company’s stock was trading at $2.05 on July 1, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $2,256. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $3,577. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three months ended September 30, 2016, interest expense of $425 was recorded for the amortization of the discount.

On September 21, 2016 the Company entered into a non-interest bearing convertible notes for $150,375. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $5,630. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three months ended September 30, 2016, interest expense of $107 was recorded for the amortization of the discount.

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

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

The following table sets forth our revenues, expenses and net income for the three months ended September 30, 2016 and 2015. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended
	September 30,
	2016	2015

Revenues	$-	$-

Cost of Goods Sold	-	-

Gross profit (Loss)	-	-

Operating Expenses
General and Administrative Expenses	204,951	204,851
Non-cash compensation expenses	626,487	-
Research and Development Expenses	17,104	101,759
Depreciation and Amortization	3,749	3,937
Consulting Expenses	-	30,848
Total Operating Expense	852,291	341,395

(LOSS) FROM OPERATIONS	(852,291)	(341,395)

Other Income (Expense)
Interest (expense)	(1,017)	-
Interest (expense) – Related Party	(3,464)	(592)
Gain (Loss) on Currency Transactions	23,084	(32,228)
Interest and Other Income	-	-
Total Other Income (Expense)	18,603	(32,820)

(Loss) Before Income Taxes	(833,688)	(374,215)

Income Tax Expense (Benefit)	(40,507)	(23,913)

NET (LOSS)	$(793,181)	$(350,302)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,533,290	9,533,290

Revenues

Revenues from operations for the three months ended September 30, 2016, and 2015 were $0 and $0, respectively. There were no sales of lysate under a compassionate use program by DanDrit Denmark during the three months ended September 30, 2016 and 2015.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the three months ended September 30, 2016, and 2015, respectively.

Gross profit (Loss)

Gross profit for the three months ended September 30, 2016, and 2015 was $0 and $0, respectively.

Expenses

Our operating expense for the three months ended September 30, 2016 totaled $852,291, representing an increase of $510,896, or approximately 150% compared to $341,395 for the three months ended September 30, 2015. The largest contributors to the increase in operating expenses was the $626,487 in non-cash compensation expenses for stock options granted.

 General and administrative expenses for the three months ended September 30, 2016 totaled $204,951, representing an increase of $100, compared to $204,851 for the three months ended September 30, 2015. General and administrative expenses include audit and legal fees, office rental, insurance, patent fees, salaries and travel expenses.

Research and Development expenses for the three months ended September 30, 2016 and 2015 were $17,104 and $101,759 respectively, representing a decrease of $84,655 or 83%. The research and development expenses are attributable to the Company performing Phase III clinical trial of MelCancerVac™.

Depreciation and amortization expenses for the three months ended September 30, 2016 and 2015 were $3,749 and $3,937, respectively, related to the amortization of patents.

Consulting expenses for the three months ended September 30, 2016 and 2015 were $0 and $30,848, respectively, representing a decrease of $30,848 or 100%. The expenses in 2015 were primarily to medical consultancy services.

Other income (expense) net for the three months ended September 30, 2016 and 2015 were $18,604 and $(32,820), respectively. Other expense is associated with interest on related party loans and Gain/(losses) on currency transactions.

Net Loss

Net loss for the three months ended September 30, 2016 was $(793,181) or $(0.08) per share compared to a net loss of $(350,302) or $(0.04) per share for the three months ended September 30, 2015 representing an increase of $(442,879) or 126%. The net increase was primarily due to the increase in the non-cash compensation expenses and a decrease in Research and Development expenses and consulting expenses.

Cash Flows

Cash used by operating activities for the three months ended September 30, 2016 was $326,496, representing a decrease of $89,540, or approximately 21% compared to cash used by operating activities of $416,036 for the three months ended September 30, 2015. The net cash used by operating activities was primarily due to fund raising efforts of the Company and the operations of DanDrit Denmark.

Assets

Total assets as of September 30, 2016 were $944,684 compared to $870,831 as of June 30, 2016. Total current liabilities decreased to $1,410,059 as of September 30, 2016 compared to $1,508,229 as of June 30, 2016. The increases in total assets and decrease in total current liabilities were mainly due to a continued loss from operations for research and development, additional borrowing and expenditures to raise additional capital funding.

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

The Certifying Officer is responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.*

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

DanDrit Biotech USA, Inc.

Dated: November 14, 2016	By:	/s/ Eric J. Leire
Eric J. Leire
Chief Executive Officer and Principal Financial Officer (Principal Executive Officer)

