Form 10-Q
period 2016-12-31
DanDrit Biotech USA, Inc.
filed 2017-02-14
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,533,290 shares of common stock, par value $0.0001 per share (including 185,053 shares of common stock reserved for issuance to the Non-Consenting Shareholders (as defined below) and deemed issued and outstanding for accounting purposes), outstanding as of February 14, 2017.

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

The results for the period ended December 31, 2016 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission on September 28, 2016.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2016	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$117,605	$23,368
Other Receivables	154,830	695,418
Prepaid Expenses	9,166	13,693

Total Current Assets	281,601	732,479

PROPERTY AND EQUIPMENT, Net accumulated Depreciation	-	-

OTHER ASSETS
Definite Life Intangible Assets	121,885	135,743
Deferred stock offering costs	25,000	-
Deposits	2,479	2,609

Total Other Assets	149,364	138,352

TOTAL ASSETS	$430,965	$870,831

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Notes Payable - Related Party	$103,196	$102,882
Accounts Payable	936,746	1,087,758
Accounts Payable - Related Party	127,947	97,357
Accrued Expenses	237,607	220,232

Total Current Liabilities	1,405,496	1,508,229
Convertible Notes Payable, Current Portion (Net of discounts of $19,705 and $0, respectively)	220,895	-
Convertible Notes Payable – Related Party, (Net of discounts of $31,574 and $0, respectively)	88,726	-
Total Long Term Liabilities	309,621	-

Total Liabilities	1,715,117	1,508,229

STOCKHOLDER’S EQUITY(Deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized, 9,533,290, and 9,533,290 issued and outstanding at December 31, 2016 and June 30, 2016, respectively	953	953
Additional paid-in capital	25,784,522	25,098,050
Accumulated Deficit	(28,012,479)	(26,300,694)
Other comprehensive income, net	942,852	564,293
Total Stockholder’s Equity (Deficit)	(1,284,152)	(637,398)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$430,965	870,831

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Revenues	$-	$42,525	$-	$42,525

Cost of Goods Sold	-	5,244	-	5,244

Gross profit (Loss)	-	37,281	-	37,281

Operating Expenses
General and Administrative Expenses	348,597	321,629	553,548	526,480
Non-cash compensation expenses	-	-	626,487	-
Research and Development Expenses	13,787	277,648	30,891	379,407
Depreciation and Amortization	3,622	15,991	7,371	19,928
Consulting Expenses	182,779	16,953	182,779	47,801
Total Operating Expense	548,785	632,221	1,401,076	973,616

(LOSS) FROM OPERATIONS	(548,785)	(594,940)	(1,401,076)	(936,335)

Other Income (Expense)
Interest (expense)	(2,196)	1	(3,213)	1
Interest (expense) – Related Party	(3,737)	(592)	(7,201)	(1,184)
(Loss) on Currency Transactions	(376,701)	(166,348)	(353,617)	(198,576)
Interest and Other Income	-	-	-	-
Total Other Income (Expense)	(382,634)	(166,939)	(364,031)	(199,759)

(Loss) Before Income Taxes	(931,419)	(761,879)	(1,765,107)	(1,136,094)

Income Tax Expense (Benefit)	(12,815)	(340,103)	(53,322)	(364,016)

NET (LOSS)	$(918,604)	$(421,776)	$(1,711,785)	$(772,078)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.04)	$(0.18)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,533,290	9,533,290	9,533,290	9,533,290

See accompanying notes to the unaudited financial statements.

3

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

STATEMENTS OF OTHER COMPREHENSIVE LOSS

	(Unaudited)		(Unaudited)
	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2016	2015	2016	2015

Net Loss	$(918,604)	$(421,776)	$(1,711,785)	$(772,078)
Currency Translation, Net of Taxes	404,211	146,232	378,623	136,416

Other Comprehensive Loss	$(514,393)	$(275,544)	$(1,333,162)	$(635,662)

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended December 31,
	2016	2015
	(Unaudited)

NET (LOSS)	$(1,711,785)	$(772,078)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	7,371	19,928
Non-cash compensation	626,487	-
Accrued Interest on Notes Payable - Related Party	1,184	1,184
Accretion of discount on notes payable	8,706	-
CHANGES IN ASSETS AND LIABILITIES:
(Increase) Decrease in Other Receivables	540,588	(149,592)
(Increase) Decrease in Prepaid Expenses/Deposits	4,657	(79,722)
Increase (Decrease) in Accounts Payable	(176,012)	13,563
Increase (Decrease) in Accounts Payable – Related Party	30,590	(269,138)
Increase (Decrease) in Accrued Expenses	17,375	152,984
Total Adjustments	1,060,946	(310,793)

NET CASH USED IN OPERATING ACTIVITIES	(650,839)	(1,082,871)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Cash Held in Escrow	-	1,052,989

NET CASH USED BY INVESTING ACTIVITIES	-	1,052,989

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable – Related Party	120,300	-
Proceeds from Notes Payables	240,600	-

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	360,900	-

Gain (Loss) on Currency Translation	384,176	139,997

NET INCREASE (DECREASE) IN CASH	94,237	110,115

CASH, BEGINNING OF PERIOD	23,368	421,145

CASH, END OF PERIOD	$117,605	$531,260

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount for imputed interest on non-interest bearing Convertible Notes Payable	$14,401	$-
Discount for beneficial conversion feature of Convertible Notes Payable	17,294	-
Amortization of discount on convertible notes payable	8,706
Compensation for the issuance of stock options to the Board	626,487	-

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2016 and 2015 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2016 audited financial statements. The results of operations for the periods ended December 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

Consolidation — For the three and six months ended December 31, 2016 and 2015, the consolidated financial statements include the accounts and operations of DanDrit Denmark, and the accounts and operations of DanDrit USA. All material inter-company transactions and accounts have been eliminated in the consolidation.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Functional Currency / Foreign currency translation — The functional currency of DanDrit USA is the U.S. Dollar. The functional currency of DanDrit Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ending December 31, 2016 and 2015. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2016 and 2015 the Company had balances held in financial institutions in Denmark of $117,605 and $23,368, respectively.

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

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our MAGE –A dendrite cell cancer therapy. Research and development costs were included in operating expenses for the three and six months ended December 31, 2016, totaled $13,787 and $30,891, and for the three and six months ended December 2015 $277,648 and $379,407, respectively.

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

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In 2015, the FASB issued an amended standard requiring that we classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current. The amended standard is effective for us beginning March 2017; early adoption is permitted and we are evaluating whether we will early adopt. The amended standard may be adopted on either a prospective or retrospective basis. We do not expect that the adoption of this standard will have a significant impact on our financial position or results of operations.

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

Reclassification — The financial statement for the period ended December 31, 2015 and June 30, 2016 have been reclassified to conform to the headings and classifications used in the December 31, 2016 financial statements.

NOTE 2 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses, has not yet been successful in establishing profitable operations and has short-term obligations in excess of anticipated cash. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings. The Company is attempting to raise $15,000,000 or more through a private placement offering and close the acquisition of OncoSynergy, Inc. (“OncoSynergy”). The closing of the private placement is contingent on the closing of the acquisition of the assets of OncoSynergy. The closing of the private placement is contingent on the closing of the acquisition of the assets of OncoSynergy pursuant to that certain Asset Purchase Agreement by and between the Company and OncoSynergy entered into in April 2016. The Purchase Agreement expired by its terms on December 31, 2016 and the Company and OncoSynergy continue to work together to determine the timing of the proposed acquisition. There is no assurance that the Company will be successful in raising additional funds through the debt or equity or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2016 and June 30, 2016:

	Useful Life	December 31, 2016	June 30, 2016
Lab equipment and instruments	4-6	$155,778	$163,959
Computer equipment	4-6	53,353	56,155
		209,131	220,114
Less Accumulated Depreciation		(209,131)	(220,114)
Net Property and Equipment		$-	$-

Depreciation expense amounted to $0 and $0 for the three and six month period ended December 31, 2016 and $0 and $0 for the three and six month periods ended December 31, 2015, respectively.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — DEFINITE-LIFE INTANGIBLE ASSETS

At December 31, 2016 and June 30, 2016, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products and processes of $121,885 and $135,743, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three and six months ended December 31, 2016 amounted to $3,622 and $7,371, respectively. For the three and six months ended December 31, 2015 amortization expense amounted to $15,991 and $19,928, respectively, including $12,048 in losses on abandoned assets. Expected future amortization expense for the years ended are as follows:

Year ending June 30,
2017	$6,971
2018	14,056
2019	14,056
2020	14,095
2021	14,056
Thereafter	58,651
$121,885

NOTE 5 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consists of the following as of December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016
Non-Interest Bearing Loan Payable Sunrise Financial Group Inc.	$38,235	$38,235
Note Payable ML Group	16,544	17,414
6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC	48,417	47,233
Total Notes Payable – Related Party	103,196	102,882
Less Current Maturities	(103,196)	(102,882)
Note Payables – Related Party Long Term	$-	$-

The following represents the future maturities of long-term debt as of December 31, 2016:

Year ending June 30,
2017	103,196
2018	-
2019	-
2020	-
2021	-
Thereafter	-
103,196

As of December 31, 2016, the outstanding balance of $38,235 for professional fees paid by a related party and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loan payable was acquired in the reverse acquisition. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

A 6% Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange. As of December 31, 2016, the outstanding balance on the Note, including accrued interest, was $48,417. During the three and six months ended December 31, 2016, the Company recorded related party interest on the Note of $592, and $1,184, respectively and during the three and six months ended December 31, 2015, $592, and $1,184, respectively.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY

Convertible Notes payable to related parties consist of the following as of December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016
Non-Interest Bearing Notes Payable Paseco ApS	$120,300	$-
Less Discount	(31,574)	-
Total Convertible Notes Payable – Related Party	88,726	$-
Less Current Maturities	-	-
Net Convertible Note Payables – Related Party Long Term	$88,726	-

The following represents the future maturities of long-term debt as of December 31, 2016:

Year ending June 30,
2017	-
2018	120,300
2019	-
2020	-
2021	-
Thereafter	-
120,300

On August 24, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the Company’s stock was trading at $2.05 on August 24, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,639. The interest is being amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and six months ended December 31, 2016, interest expense of $2,707 and 5,234, respectively, was recorded for the amortization of the discount.

On July 19, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,555. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and six months ended December 31, 2016, interest expense of $437 and 783, respectively, was recorded for the amortization of the discount.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CONVERTIBLE NOTES PAYABLE

Convertible Notes payable consist of the following as of December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016
Non-Interest Bearing Notes Payable Equine Invest Aps	$240,600	$-
Less Discounts	(19,705)	-
Total Convertible Notes Payable	220,895
Less Current Maturities	-	-
Net Convertible Note Payables – Long Term	$220,895	$-

The following represents the future maturities of long-term debt as of December 31, 2016:

Year ending June 30,
2017	-
2018	240,600
2019	-
2020	-
2021	-
Thereafter	-
240,600

On August 24, 2016, the Company entered into a non-interest bearing convertible note for $90,225. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the Company’s common stock was trading at $2.05 on August 24, 2016 the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $2,256. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $3,577. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and six months ended December 31, 2016, interest expense of $1,062 and 1,487, respectively, was recorded for the amortization of the discount.

On September 21, 2016 the Company entered into a non-interest bearing convertible note for $150,375. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $5,630. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and six months ended December 31, 2016, interest expense of $1,095 and 1,202, respectively, was recorded for the amortization of the discount.

NOTE 8 — LEASES

Operating Leases — The Company leases laboratory and production space under operating lease agreements which can be cancelled with 3-months notice. The lease calls for monthly payments of DKK 6,300 (approximately $929 at December 31, 2016).

 On March 25, 2015, the Company entered into an agreement for use of virtual office space at a rate of $375/month on a month-to-month basis, which can be terminated by either party on one month’s notice.

Lease expense charged to operations was $3,912 and $7,872 for the three and six months ended December 31, 2016, respectively and $3,900 and $7,840 for the three and six months ended December 31, 2015, respectively.

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

As of December 31, 2016, the Company had net operating loss carry-forwards of approximately $10,786,786 at an estimated effective tax rate of 22% or approximately $2,373,093 for Danish tax purposes which do not expire and net operating loss carry-forwards of approximately $1,220,612 at an estimated effective tax rate of 34% or approximately $418,008 for U.S. Federal Tax purposes which expire through 2034, a portion of which shall be limited due to the change in control of the Parent.

The Company files U.S. and Danish income tax returns, and they are generally no longer subject to tax examinations for years prior to 2012 and 2008, respectively.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at December 31, 2016 and June 30, 2016:

	December 31, 2016	June 30, 2016
Excess of Tax over book depreciation Fixed assets	$6,238	$7,660
Excess of Tax over book depreciation Patents	(1,786)	870
Net Operating Loss Carry forward	2,788,101	2,558,080
Valuation Allowance	(2,792,553)	(2,566,610)
Total Deferred Tax Asset (Liabilities)	$-	$-

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Computed Tax at Expected Statutory Rate	$(600,136)	$(386,272)
Non-US Income Taxed at Different Rates	104,907	133,372
Non-Deductible expenses	215,965	2,460
Valuation allowance	225,942	(113,576)
Income Tax Expense	$(53,322)	$(364,016)

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INCOME TAXES (Continued)

The components of income tax expense (benefit) from continuing operations for the six months ended December 31, 2016 and 2015 consisted of the following:

	2016	2015
Current Tax Expense
Danish Income Tax	$(53,322)	$(364,016)
Total Current Tax Expense	(53,322)	(364,016)
Deferred Income Tax Expense (Benefit)
Excess of Tax over Book Depreciation Fixed Assets	1,422	6,369
Excess of Tax over Book Depreciation Patents	2,656	2,863
Net Operating Loss Carry forwards	(230,020)	(104,344)
Change in the Valuation allowance	225,942	113,576
Total Deferred Tax Expense	$-	$-

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 10 — LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three and six month periods ended December 31, 2016, and 2015:

	For the 3 Months Ended		For the 6 Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net (Loss)	$(918,604)	$(421,776)	$(1,711,785)	$(772,078)
Weighted average number of common shares used in basic earnings per share	9,533,290	9,533,290	9,533,290	9,533,290
Effect of dilutive securities, stock options and warrants	-	-	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	9,533,290	9,533,290	9,533,290	9,533,290

At December 31, 2016, the Company had convertible notes payable totaling $360,900 convertible into 180,450 shares of common stock and 900,000 options to purchase common stock at $2.00 per share that were not included in the calculation of weighted average shares of common stock and potential dilutive common shares as their effect is anti-dilutive.

At December 31, 2015, the Company had no common stock equivalents.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY

Common Stock — The Company has 100,000,000 authorized shares of Common stock $0.0001. As of December 31, 2016 and June 30, 2016 there were 9,533,290 shares issued and outstanding.

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

Stock Options — On September 15, 2016, Parent’s Board of Directors approved the grant of stock options to employees, officers, and directors of the Company. The Board granted 300,000 options at a strike price of $2.00 per share to each of Eric Leire, APE Invest A/S for Aldo Petersen and N.E. Nielson, in consideration of their service to the Company, for an aggregate of 900,000 options. The options were granted pursuant to written agreements with each optionee. The options vested upon grant, contain certain anti-dilution provisions and expire December 31, 2019.

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

The Company recognized stock based compensation expense related to the options of $626,487 and $0 for the three and six months ended December 31, 2016, respectively, and $0 and $0 for the three and six months ended December 31, 2015, respectively. At December 31, 2016 the Company had approximately $0 of unrecognized compensation cost related to non-vested options.

A summary of the status of the options outstanding at December 31, 2016 is presented below:

		Options Outstanding			Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	$2.00	900,000	3.00	$2.00	900,000	$2.00
Total		900,000	3.00	$2.00	900,000	$2.00

A summary of the status of the options for the six months ended December 31, 2016, and changes during the period are presented below:

	December 31, 2016
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	0	$-	-	$-
Granted	900,000	2.00	3.00	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	900,000	$2.00	3.00	$-
Vested and expected to vest	900,000	$2.00	3.00	$-
Exercisable end of period	900,000	$2.00	3.00	$-

At December 31, 2016, all options issued are exercisable. The total intrinsic value of options at December 31, 2016 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2016 (for outstanding options), less the applicable exercise price.

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

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — RELATED PARTY TRANSACTIONS

At December 31, 2016 and 2015, the Company had various notes payable with shareholders of the Company (See Note 5 and 6).

During the three and six months ended December 31, 2016 the Company paid $0 and $0 respectively, for medical consultancy services to JARO Holding ApS and in the same periods in 2015, $22,020 and $44,365, respectively. JARO Holding ApS is an entity owned by a director of the Company.

In July, 2015 the Company paid DKK50.000 ($7,448) to Paseco ApS, an entity owned by a shareholder of the Company, for consulting services provided in July 2015.

During the three and six months ended December 31, 2016, a law firm partially owned by the Company’s Chairman of the Board of Directors provided legal services of $36,876 and $36,876, respectively, to the Company and in the same periods in 2015, $8,193 and $29,765, respectively. At December 31, 2016 the Company had a payable to the firm in the amount of $127,947.

On July 1, 2016, the Company entered into a non-interest bearing convertible notes for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the Company’s stock was trading at $2.50 on July 1, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,639. The interest is being amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and six months ended December 31, 2016, interest expense of $2,707 and 5,234, respectively, was recorded for the amortization of the discount.

On July 1, 2016, the Board of DanDrit A/S entered into a financial service agreement on behalf of the Company, with APE Invest AS (an entity owned by a director of the Company) for consulting services related to the Company raising additional equity financing in the US and Danish Capital Markets. The agreement calls for monthly payment of $20,000 with a $100,000 retainer payment which was due on November 1, 2016.

On July 19, 2016, the Company entered into a non-interest bearing convertible notes for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,555. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and six months ended December 31, 2016, interest expense of $437 and 783, respectively, was recorded for the amortization of the discount.

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

The Purchase Agreement expired by its terms on December 31, 2016. The Company and OncoSynergy may extend the date by which the acquisition must close and continue to work together to determine the timing of the acquisition.

NOTE 15 — SUBSEQUENT EVENTS

The Company’s management reviewed material events through February 14, 2017.

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

Description of Business

We are a biopharmaceutical company developing and commercializing targeted oncology vaccines that address major medical needs to advance cancer care. We are developing a polytopic dendritic cell vaccine cancer immunotherapy, which address patient populations of cancer survivors to prevent recurrence. Our lead product candidate, MCV, is a dendritic cell vaccine that could strengthen the immune response in colorectal cancer patients. In December 2013, DanDrit Denmark entered into an agreement with a Dutch company that provides access to non-registered medicines for patients with life threatening diseases, regarding a Patient Name Use Program (PNU) for MCV. This program will allow us to sell to the Dutch company MCV for one year of treatment (10 vaccines) to cancer patients.

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

As of December 31, 2016, the Company had $117,605 in cash and working deficit of $(1,433,516) as compared to June 30, 2016, when the Company had $23,368 in cash and working deficit of $(775,750). The increase in cash and working capital is primarily due to the Company’s efforts to secure financings through equity offering and expenses for research and development attributable to the Company engaging an entity to perform Phase III clinical trial of MelCancerVac™.

Following is a summary of the company’s cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015
Net Cash (Used by) Operating Activities	$(650,839)	$(1,082,871)
Net Cash (Used by) Investing Activities	-	1,052,989
Net Cash Provided by Financing Activities	360,900	-
(Gain) Loss on Currency Translation	384,176	139,997
Net Increase (Decrease) in Cash and Cash Equivalents	$94,237	$110,115

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred significant losses, has not yet been successful in establishing profitable operations and has short-term obligations in excess of anticipated cash. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings. The Company is attempting to raise $15,000,000 or more through a private placement offering and close the acquisition of the assets of OncoSynergy, Inc. (“OncoSynergy”). The closing of the private placement is contingent on the closing of the acquisition of the assets of OncoSynergy pursuant to that certain Asset Purchase Agreement by and between the Company and OncoSynergy entered into in April 2016. The Purchase Agreement expired by its terms on December 31, 2016 and the Company and OncoSynergy continue to work together to determine the timing of the proposed acquisition. There is no assurance that the Company will be successful in raising additional funds through the debt or equity or achieving profitable operations.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

As of December 31, 2016, the outstanding balance of $38,235 for professional fees paid by a related party and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loan payable was acquired in the reverse acquisition. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

A 6% Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange. As of December 31, 2016, and 2015, the outstanding balance on the Note, including accrued interest, was $48,417 and $46,063, respectively. During the three and six months ended December 31, 2016 the Company recorded related party interest on the Note of $592 and $1,184, respectively and in the same periods in 2015, $592 and $1,184, respectively.

On July 1, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the Company’s stock was trading at $2.50 on July 1, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,639. The interest is being amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and six months ended December 31, 2016, interest expense of $2,707 and 5,234, respectively, was recorded for the amortization of the discount.

On July 19, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,555. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and six months ended December 31, 2016, interest expense of $437 and 783, respectively, was recorded for the amortization of the discount.

On August 24, 2016, the Company entered into a non-interest bearing convertible note for $90,225. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the Company’s common stock was trading at $2.05 on July 1, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $2,256. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $3,577. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and six months ended December 31, 2016, interest expense of $1,062 and1,487, respectively, was recorded for the amortization of the discount.

On September 21, 2016 the Company entered into a non-interest bearing convertible note for $150,375. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $5,630. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and six months ended December 31, 2016, interest expense of $1,095 and 1,202, respectively, was recorded for the amortization of the discount.

Results of Operations

The Company’s sole source of operations is through its wholly owned Danish subsidiary, DanDrit Biotech A/S (“DanDrit Denmark”). There can be no assurance that DanDrit Denmark will be successful in obtaining US Food and Drug Administration approval of its colorectal vaccine, MCV, nor produce sufficient revenues from MCV to sustain operations. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to raise capital.

Three and six months ended December 31, 2016 compared to the three and six months ended December 31, 2015

The following table sets forth our revenues, expenses and net income for the three and six months ended December 31, 2016 and 2015. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Revenues	$-	$42,525	$-	$42,525

Cost of Goods Sold	-	5,244	-	5,244

Gross profit (Loss)	-	37,281	-	37,281

Operating Expenses
General and Administrative Expenses	348,597	321,629	553,548	526,480
Non-cash compensation expenses	-	-	626,487
Research and Development Expenses	13,787	277,648	30,891	379,407
Depreciation and Amortization	3,622	15,991	7,371	19,928
Consulting Expenses	182,779	16,953	182,779	47,801
Total Operating Expense	548,785	632,221	1,401,076	973,616

(LOSS) FROM OPERATIONS	(548,785)	(594,940)	(1,401,075)	(936,335)

Other Income (Expense)
Interest (expense)	(2,196)	1	(3,213)	1
Interest (expense) – Related Party	(3,737)	(592)	(7,201)	(1,184)
(Loss) on Currency Transactions	(376,701)	(166,348)	(353,617)	(198,576)
Interest and Other Income	-	-	-	-
Total Other Income (Expense)	(382,634)	(166,939)	(364,031)	(199,759)

(Loss) Before Income Taxes	(931,419)	(761,879)	(1,765,107)	(1,136,094)

Income Tax Expense (Benefit)	(12,815)	(340,103)	(53,322)	(364,016)

NET (LOSS)	$(918,604)	$(421,776)	$(1,711,785)	$(772,078)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.04)	$(0.18)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,533,290	9,533,290	9,533,290	9,533,290

Revenues

Revenues from operations for the three and six months ended December 31, 2016, amounted to $0 and $0, respectively. The revenues for the three and six month periods ending December 31, 2015 amounted to $42,525 and $42,525, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the three and six months ended December 31, 2016, respectively, and $5,244 and $5,244 for the three and six months ended December 31, 2015, respectively and was primarily associated with the production of lysate.

Gross profit (Loss)

Gross profit for the three months ended December 31, 2016 was $0 compared to gross profit of $37,281 for same period in 2015. Gross profit for the six months ended December 31, 2016 was $0 compared to gross profit of $37,281 for same period in 2015. The gross profit for the three and six months ended December 31, 2015 was primarily due to the final payment on project Naimet.

Expenses

Our operating expense for the three months ended December 31, 2016 totaled $548,785, representing a decrease of $83,436, or approximately 13% compared to $632,221 for the three months ended December 31, 2015. Our operating expense for the six months ended December 31, 2016 totaled $1,401,076, representing an increase of $427,460, or approximately 44% compared to $973,616 for the six months ended December 31, 2015. The largest contributor to the increase in operating expenses was the $626,487 in non-cash compensation expenses for stock options granted.

General and administrative expenses for the three months ended December 31, 2016 totaled $348,597, representing an increase of $26,968, or approximately 8% compared to $321,629 for the three months ended December 31, 2015. General and administrative expenses for the six months ended December 31, 2016 totaled $553,548, representing an increase of $27,068, or approximately 5% compared to $526,480 for the six months ended December 31, 2015. General and administrative expenses include audit and legal fees, office rental, insurance, patent fees, salaries and travel expenses.

Research and Development expenses for the three months ended December 31, 2016 totaled $13,787, representing a decrease of $263,861, or approximately 95% compared to $277,648 for the three months ended December 31, 2015. Research and Development expenses for the six months ended December 31, 2016 totaled $30,891, representing a decrease of $348,516, or approximately 92% compared to $379,407 for the six months ended December 31, 2015. The research and development expenses are primarily attributable to the Company initiating Phase III clinical trial of MelCancerVac™.

Depreciation and amortization expenses for the three and six months ended December 31, 2016 were $3,622 and $7,371, respectively. Depreciation and amortization expenses for the three and six months ended December 31, 2015 were $15,991 and $19,928, respectively and includes $12,048 on loss on abandoned assets.

Consulting expenses for the three months ended December 31, 2016 and 2015 were $182,779 and $16,953, respectively, representing an increase of $165,826 or 978%. Consulting expenses for the six months ended December 31, 2016 and 2015 were $182,779 and $47,801, respectively, representing an increase of $134,978 or 282%. The increase was primarily due to fees related to the Company raising additional equity financing in the US and Danish Capital Markets.

Other income (expense) net for the three months ended December 31, 2016 and 2015 were $(382,634) and $(166,939), respectively and $(364,031) and $(199,759) for the six months ended December 31, 2016 and 2015, respectively. Other expense is associated with interest on related party loans and Gain/(losses) on currency transactions.

Net Loss

Net loss for the three months ended December 31, 2016 was $(918,604) or $(0.10) per share compared to a net loss of $(421,776) or $(0.04) per share for the three months ended December 31, 2015 representing an increase of $496,828 or 118%. Net loss for the six months ended December 31, 2015 was $(1,711,785) or $(0.18) per share compared to a net loss of $(772,078) or $(0.08) per share for the six months ended December 31, 2015 representing an increase of $939,707 or 122%. The increase was primarily due to the increase in the non-cash compensation expenses and consulting expenses.

Cash Flows

Cash used by operating activities for the six months ended December 31, 2016 was $650,839, representing a decrease of $432,032, or approximately 40% compared to cash used by operating activities of $1,082,871 for the six months ended December 31, 2015. The net cash used by operating activities was primarily due to fund raising efforts of the Company and the operations of DanDrit Denmark.

Assets

Total assets as of December 31, 2016 were $430,965 compared to $870,831 as of June 30, 2016. Total current liabilities increased to $1,715,117 as of December 31, 2016 compared to $1,508,229 as of June 30, 2016. The decreases in total assets and increase in total current liabilities were mainly due to a continued loss from operations for research and development, additional borrowing and expenditures to raise additional capital funding.

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

The Certifying Officer is responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Share Exchange Agreement dated February 12, 2014. (2)

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 18, 2011.(2)

3.2	By-laws. (3)

3.3	Articles of Association of DanDrit Denmark, as amended, dated February 26, 2004. (2)

3.4	Certificate of Ownership and Merger, dated February 12, 2014. (2)

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016.*

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 12, 2014 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Form S-1 filed with the SEC on February 14, 2014 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on April 5, 2016 and incorporated herein by reference.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DanDrit Biotech USA, Inc.

Dated: February 14, 2017	By:	/s/ Eric J. Leire
Eric J. Leire
Chief Executive Officer and Principal Financial Officer (Principal Executive Officer)

