Form 10-Q
period 2017-03-31
DanDrit Biotech USA, Inc.
filed 2017-05-15
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,433,290 shares of common stock, par value $0.0001 per share (including 185,053 shares of common stock reserved for issuance to the Non-Consenting Shareholders (as defined below) and deemed issued and outstanding for accounting purposes), outstanding as of May 15, 2017.

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

The results for the period ended March 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission on September 28, 2016.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$33,699	$23,368
Other Receivables	194,309	695,418
Prepaid Expenses	6,666	13,693

Total Current Assets	234,674	732,479

PROPERTY AND EQUIPMENT, Net accumulated Depreciation	-	-

OTHER ASSETS
Definite Life Intangible Assets	120,046	135,743
Deferred stock offering costs	25,000	-
Deposits	2,565	2,609

Total Other Assets	147,611	138,352

TOTAL ASSETS	$382,285	$870,831

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Notes Payable - Related Party	$104,003	$102,882
Convertible Notes Payable, Current Portion (Net of discounts of $35,072 and $0, respectively)	258,298	-
Convertible Notes Payable – Related Party, (Net of discounts of $42,550 and $0, respectively)	77,750	-
Accounts Payable	844,894	1,087,758
Accounts Payable - Related Party	383,372	97,357
Accrued Expenses	320,064	220,232

Total Current Liabilities	1,988,381	1,508,229

Total Liabilities	1,988,381	1,508,229

STOCKHOLDER’S EQUITY(Deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized, 9,533,290, and 9,533,290 issued and outstanding at March 31, 2017 and June 30, 2016, respectively	953	953
Additional paid-in capital	25,816,325	25,098,050
Accumulated Deficit	(28,258,650)	(26,300,694)
Other comprehensive income, net	835,276	564,293
Total Stockholder’s Equity (Deficit)	(1,606,096)	(637,398)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$382,285	870,831

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Nine months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$42,525

Cost of Goods Sold	-	-	-	5,244

Gross profit (Loss)	-	-	-	37,281

Operating Expenses
General and Administrative Expenses	168,503	257,461	722,051	783,941
Non-cash compensation expenses	-	-	626,487	-
Research and Development Expenses	16,290	235,927	47,181	615,334
Depreciation and Amortization	3,498	3,642	10,869	23,571
Consulting Expenses	162,739	16,574	345,518	64,374
Total Operating Expense	351,030	513,604	1,752,106	1,487,220

(LOSS) FROM OPERATIONS	(351,030)	(513,604)	(1,752,106)	(1,449,939)

Other Income (Expense)
Interest (expense)	(2,217)	-	(5,430)	-
Interest (expense) – Related Party	(3,818)	(585)	(11,019)	(1,769)
(Loss) on Currency Transactions	96,816	272,818	(256,801)	74,242
Interest and Other Income	-	-	-	1
Total Other Income (Expense)	90,781	272,233	(273,250)	72,474

(Loss) Before Income Taxes	(260,249)	(241,371)	(2,025,356)	(1,377,465)

Income Tax Expense (Benefit)	(14,078)	(33,808)	(67,400)	(397,824)

NET (LOSS)	$(246,171)	$(207,563)	$(1,957,956)	$(979,641)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.02)	$(0.21)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,533,290	9,533,290	9,533,290	9,533,290

See accompanying notes to the unaudited financial statements.

3

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

STATEMENTS OF OTHER COMPREHENSIVE LOSS

	(Unaudited)		(Unaudited)
	For the Three Months		For the Nine months
	Ended March 31,		Ended March 31,
	2017	2016	2017	2016

Net Loss	$(246,171)	$(207,563)	$(1,957,956)	$(979,641)
Currency Translation, Net of Taxes	(107,576)	(297,600)	270,983	(160,890)

Other Comprehensive Loss	$(353,747)	$(505,163)	$(1,686,973)	$(1,140,531)

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine months Ended March 31,
	2017	2016
	(Unaudited)

NET (LOSS)	$(1,957,956)	$(979,641)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	10,869	21,289
Non-cash compensation	626,487	-
Accrued Interest on Notes Payable - Related Party	1,763	2,098
Accretion of discount on notes payable	14,166	-
CHANGES IN ASSETS AND LIABILITIES:
(Increase) Decrease in Other Receivables	501,109	(211,822)
(Increase) Decrease in Prepaid Expenses/Deposits	7,071	(40,017)
Increase (Decrease) in Accounts Payable	(267,864)	250,977
Increase (Decrease) in Accounts Payable – Related Party	286,015	(335,112)
Increase (Decrease) in Accrued Expenses	99,832	130,206
Total Adjustments	1,279,448	(182,381)

NET CASH USED IN OPERATING ACTIVITIES	(678,508)	(1,162,022)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Cash Held in Escrow	-	1,052,989

NET CASH USED BY INVESTING ACTIVITIES	-	1,052,989

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable – Related Party	120,300	-
Proceeds from Notes Payables	293,370	-

NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	413,670	-

Gain (Loss) on Currency Translation	275,169	(160,890)

NET INCREASE (DECREASE) IN CASH	10,331	(269,923)

CASH, BEGINNING OF PERIOD	23,368	421,145

CASH, END OF PERIOD	$33,699	$151,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount for imputed interest on non-interest bearing Convertible Notes Payable	$14,888	$-
Discount for beneficial conversion feature of Convertible Notes Payable	17,294	-
Amortization of discount on convertible notes payable	14,166
Compensation for the issuance of stock options to the Board	626,487	-

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2017 and 2016 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2016 audited financial statements. The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

Business and Basis of Presentation — DanDrit Biotech USA, Inc. (“DanDrit USA” or the “Parent”, “we”, “us”, “our”) was originally incorporated in the state of Delaware on January 18, 2011 as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.

DanDrit BioTech A/S, a Danish corporation was incorporated on April 1, 2001 (“DanDrit Denmark”) and is treated as a wholly owned subsidiary of Parent (together with Parent, the “Company”). On February 12, 2014, pursuant to the terms and conditions of a Share Exchange Agreement (the "Share Exchange Agreement"), Parent acquired approximately 100% of the issued and outstanding capital stock of DanDrit BioTech A/S, a Danish corporation (“DanDrit Denmark”) and as a result became the parent of DanDrit Denmark (the “Share Exchange”). Prior to the Share Exchange there were 5,000,000 shares of the common stock, par value $0.0001 per share of Parent outstanding. The Parent and a shareholder agreed to cancel 4,400,000 shares of its common stock and issued 1,440,000 shares of common stock for legal and consulting services related to the Share Exchange and a future financing. At the time of the Share Exchange, the outstanding shares of the common stock of DanDrit Denmark were exchanged for 1.498842 shares of Parent’s common stock, for a total of 6,000,000 shares of common stock (including 185,053 shares of common stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the Non-Consenting Shareholders, deemed issued and outstanding for accounting purposes). Following the closing of the Share Exchange, DanDrit Biotech USA, Inc., the wholly owned subsidiary of the Company, merged with and into the Company, thereby changing the Company’s name to “DanDrit Biotech USA, Inc.” DanDrit Denmark engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer using the dendritic cell technology.

Fiscal Year End — In June 2015, DanDrit’s board of directors approved a change to DanDrit’s fiscal year end from December 31 to June 30.

Reverse Acquisition — On February 12, 2014, pursuant to the Share Exchange Agreement, DanDrit USA completed the acquisition of 100% of the issued and outstanding capital stock of DanDrit Denmark and as a result became DanDrit Denmark’s parent company. Prior to such Share Exchange there were 5,000,000 shares of Common Stock outstanding. Parent and an existing shareholder agreed to cancel 4,400,000 shares of its common stock and issued 1,440,000 shares of its common stock for legal and consulting services related to the Share Exchange and a future public offering. At the time of the Share Exchange each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of Parent’s common stock, for a total of 6,000,000 shares, resulting in 8,040,000 shares of the Parent’s common stock outstanding immediately following the Share Exchange, including 185,053 shares of common stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the DanDrit Denmark shareholders who have not consented to the Share Exchange (the “Non-Consenting Shareholders”), and deemed issued and outstanding for accounting purposes.

Consolidation — For the Three and Nine Months Ended March 31, 2017 and 2016, the consolidated financial statements include the accounts and operations of DanDrit Denmark, and the accounts and operations of DanDrit USA. All material inter-company transactions and accounts have been eliminated in the consolidation.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Functional Currency / Foreign currency translation — The functional currency of DanDrit USA is the U.S. Dollar. The functional currency of DanDrit Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ending March 31, 2017 and 2016. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At March 31, 2017 and 2016 the Company had balances held in financial institutions in Denmark of $33,699 and $23,368, respectively.

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

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our MAGE –A dendrite cell cancer therapy. Research and development costs were included in operating expenses for the three and nine months ended March 31, 2017, totaled $16,290 and $47,181, and for the three and nine months ended December 2016 $235,927 and $615,334, respectively.

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

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In 2015, the FASB issued an amended standard requiring that we classify all deferred tax assets and liabilities as non-current on the balance sheet instead of separating deferred taxes into current and non-current. The amended standard was adopted effective January 1, 2017 by the Company on a prospective basis and prior periods were not retrospectively adjusted. Adoption of the standard had no effect on the accompanying financial statements.

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

Reclassification — The financial statement for the periods ended December 31, 2016 and June 30, 2016 have been reclassified to conform to the headings and classifications used in the March 31, 2017 financial statements.

NOTE 2 — GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses, has not yet been successful in establishing profitable operations and has short-term obligations in excess of anticipated cash. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings. The Company is attempting to raise capital through a private placement offering, and as of May 15, 2017 has raised $3,510,000 from the sale of 2,700,000 shares of common stock at $1.30 per share together with warrants to purchase 5,400,000 shares of common stock having a strike price of $1.30 per share. There is no assurance that the Company will be successful in raising funds through the debt or equity or achieving profitable operations. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2017 and June 30, 2016:

	Useful Life	March 31, 2017	June 30, 2016
Lab equipment and instruments	4-6	$157,919	$163,959
Computer equipment	4-6	54,086	56,155
		212,005	220,114
Less Accumulated Depreciation		(212,005)	(220,114)
Net Property and Equipment		$-	$-

Depreciation expense amounted to $0 and $0 for the three and nine month periods ended March 31, 2017 and $0 and $0 for the three and nine month periods ended March 31, 2016, respectively.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — DEFINITE-LIFE INTANGIBLE ASSETS

At March 31, 2017 and June 30, 2016, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products and processes of $120,046 and $135,743, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three and nine months ended March 31, 2017 amounted to $3,498 and $10,869, respectively. For the three and nine months ended March, 2016 amortization expense amounted to $3,642 and $23,571, respectively, including $12,048 in losses on abandoned assets. Expected future amortization expense for the years ended are as follows:

Year ending June 30,
2017	$3,553
2018	14,249
2019	14,249
2020	14,289
2021	14,249
Thereafter	59,457
$120,046

NOTE 5 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consists of the following as of March 31, 2017 and June 30, 2016:

	December 31, 2016	June 30, 2016
Non-Interest Bearing Loan Payable Sunrise Financial Group Inc.	$38,235	$38,235
Note Payable ML Group	16,772	17,414
6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC	48,996	47,233
Total Notes Payable – Related Party	104,003	102,882
Less Current Maturities	(104,003)	(102,882)
Note Payables – Related Party Long Term	$-	$-

The following represents the future maturities of short-term debt as of March 31, 2017:

Year ending June 30,
2017	104,003
2018	-
2019	-
2020	-
2021	-
Thereafter	-
104,003

As of March 31, 2017, the outstanding balance of $38,235 for professional fees paid by a related party and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loan payable was acquired in the reverse acquisition. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

A 6% Promissory Note payable (the “Note”) to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange. As of March 31, 2017, the outstanding balance on the Note, including accrued interest, was $48,996. During the three and nine months ended March 31, 2017, the Company recorded related party interest on the Note of $579, and $1,763, respectively and during the three and nine months ended March 31, 2016, $585, and $1,769, respectively.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY

Convertible Notes payable to related parties consist of the following as of March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016
Non-Interest Bearing Notes Payable Paseco ApS	$120,300	$-
Less Discount	(42,550)	-
Total Convertible Notes Payable – Related Party	77,750	$-
Less Current Maturities	(77,750)	-
Net Convertible Note Payables – Related Party Long Term	$-	-

The following represents the future maturities of short-term debt as of March 31, 2017:

Year ending June 30,
2017	-
2018	120,300
2019	-
2020	-
2021	-
Thereafter	-
120,300

On July 1, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the Company’s common stock was trading at $2.05 on August 24, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,639. The interest is being amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and nine months ended March 31, 2017, interest expense of $2,807 and $8,040, respectively, was recorded for the amortization of the discount.

On July 19, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,555. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and nine months ended March 31, 2017, interest expense of $432 and $1,216, respectively, was recorded for the amortization of the discount.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CONVERTIBLE NOTES PAYABLE

Convertible Notes payable consist of the following as of March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016
Non-Interest Bearing Notes Payable Equine Invest Aps	$240,600	$-
Non-Interest Bearing Notes Payable TBC A/S	52,770
Less Discounts	(35,072)	-
Total Convertible Notes Payable	258,298
Less Current Maturities	(258,298)	-
Net Convertible Note Payables – Long Term	$-	$-

The following represents the future maturities of short-term debt as of March 31, 2017:

Year ending June 30,
2017	52,770
2018	240,600
2019	-
2020	-
2021	-
Thereafter	-
293,370

On August 24, 2016, the Company entered into a non-interest bearing convertible note for $90,225. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the Company’s common stock was trading at $2.05 on August 24, 2016 the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $2,256. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $3,577. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and nine months ended March 31, 2017, interest expense of $1,052 and $2,539, respectively, was recorded for the amortization of the discount.

On September 21, 2016 the Company entered into a non-interest bearing convertible note for $150,375. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $5,630. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and nine months ended March 31, 2017, interest expense of $1,080 and $2,282, respectively, was recorded for the amortization of the discount.

On March 9, 2017 the Company entered into a non-interest bearing convertible note for $52,770. The note matures June 30, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $486. The interest will be amortized to expense using the effective interest method through the June 30, 2017 maturity. For the three and nine months ended March 31, 2017, interest expense of $90 and 90, respectively, was recorded for the amortization of the discount.

NOTE 8 — LEASES

Operating Leases — The Company leases laboratory and production space under operating lease agreements which can be cancelled with 3-months notice. The lease calls for monthly payments of DKK 6,575 (approximately $960 at March 31, 2017).

 On March 25, 2015, the Company entered into an agreement for use of virtual office space at a rate of $425/month on a month-to-month basis, which can be terminated by either party on one month’s notice.

Lease expense charged to operations was $4,451 and $12,027 for the three and nine months ended March 31, 2017, respectively and $3,916 and $11,756 for the three and nine months ended December 31, 2015, respectively.

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

As of March 31, 2017, the Company had net operating loss carry-forwards of approximately $10,786,786 at an estimated effective tax rate of 22% or approximately $2,373,093 for Danish tax purposes which do not expire and net operating loss carry-forwards of approximately $1,220,612 at an estimated effective tax rate of 34% or approximately $463,231 for U.S. Federal Tax purposes which expire through 2034, a portion of which shall be limited due to the change in control of the Parent.

The Company files U.S. and Danish income tax returns, and they are generally no longer subject to tax examinations for years prior to 2012 and 2008, respectively.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at March 31, 2017 and June 30, 2016:

	March 31, 2017	June 30, 2016
Excess of Tax over book depreciation Fixed assets	$6,238	$7,660
Excess of Tax over book depreciation Patents	(1,786)	870
Net Operating Loss Carry forward	2,836,324	2,558,080
Valuation Allowance	(2,840,776)	(2,566,610)
Total Deferred Tax Asset (Liabilities)	$-	$-

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows at March 31, 2017 and 2016:

	March 31, 2017	March 31, 2016
Computed Tax at Expected Statutory Rate	$(688,621)	$(468,338)
Non-US Income Taxed at Different Rates	119,117	148,517
Non-Deductible expenses	215,966	-
Differences in tax rates	-	(64,647)
Valuation allowance	286,138	(13,356)
Income Tax Expense	$(67,400)	$(397,824)

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INCOME TAXES (Continued)

The components of income tax expense (benefit) from continuing operations for the nine months ended March 31, 2017 and 2016 consisted of the following:

	2017	2016
Current Tax Expense
Danish Income Tax	$(67,400)	$(397,824)
Total Current Tax Expense	(67,400)	(397,824)
Deferred Income Tax Expense (Benefit)
Excess of Tax over Book Depreciation Fixed Assets	1,422	1,837
Excess of Tax over Book Depreciation Patents	2,656	3,253
Net Operating Loss Carry forwards	(278,243)	8,266
Change in the Valuation allowance	274,165	(13,356)
Total Deferred Tax Expense	$-	$-

Deferred income tax expense / (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 10 — LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive common stock for the three and nine month periods ended March 31, 2017, and 2016:

	For the 3 Months Ended		For the 9 Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Net (Loss)	$(246,171)	$(207,563)	$(1,957,956)	$(979,641)
Weighted average number of common shares used in basic earnings per share	9,533,290	9,533,290	9,533,290	9,533,290
Effect of dilutive securities, stock options and warrants	-	-	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	9,533,290	9,533,290	9,533,290	9,533,290

The Company subsequently issued 2,700,000 common shares and warrants to purchase 5,400,000 common shares at $1.30 pursuant to a private placement offering.

At March 31, 2017, the Company had convertible notes payable totaling $413,670 convertible into 206,835 shares of common stock and 900,000 options to purchase common stock at $2.00 per share that were not included in the calculation of weighted average shares of common stock and potential dilutive common shares as their effect is anti-dilutive.

At March 31, 2016, the Company had no common stock equivalents.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — STOCKHOLDERS’ EQUITY

Common Stock — Parent has 100,000,000 authorized shares of common stock, par value $0.0001 per share. As of March 31, 2017 and June 30, 2016 there were 9,533,290 shares issued and outstanding.

Common Stock Offering — On September 15, 2016, Parent filed a Form D disclosing that the Company is seeking to raise up to $16,500,000 additional equity capital though a private placement offering exempt under Rule 506(b).

Share Exchange Agreement/ — Reverse Acquisition On February 12, 2014, in accordance with the terms and conditions of a Share Exchange Agreement, we completed the acquisition of approximately 100% of the issued and outstanding capital stock of DanDrit Denmark and as a result became DanDrit Denmark’s parent company. In connection with such Share Exchange, each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of its common stock for an aggregate of 6,000,000 shares, including 185,053 shares of its common stock reserved for issuance, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, to the DanDrit Denmark shareholders who did not consent to the Share Exchange and deemed issued and outstanding for accounting purposes. In addition, in connection with the Share Exchange (1) the sole shareholder prior to the Share Exchange agreed to cancel 4,400,000 shares of outstanding common stock owned by it and (2) the board of directors and executive management of DanDrit Denmark was appointed to serve as the Board of Directors and executive management of DanDrit USA effective upon the resignation of the sole officer and director of DanDrit USA prior to the closing of the Share Exchange.

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

The Company recognized stock based compensation expense related to the options of $0 and $626,487 for the three and nine months ended March 31, 2017, respectively, and $0 and $0 for the three and nine months ended March 31, 2016, respectively. At March 31, 2017 the Company had approximately $0 of unrecognized compensation cost related to non-vested options.

A summary of the status of the options outstanding at March 31, 2017 is presented below:

		Options Outstanding			Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	$2.00	900,000	2.75	$2.00	900,000	$2.00
Total		900,000	2.75	$2.00	900,000	$2.00

A summary of the status of the options for the nine months ended March 31, 2017, and changes during the period are presented below:

	March 31, 2017
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	0	$-	-	$-
Granted	900,000	2.00	2.75	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	900,000	$2.00	2.75	$-
Vested and expected to vest	900,000	$2.00	2.75	$-
Exercisable end of period	900,000	$2.00	2.75	$-

At March 31, 2017, all options issued are exercisable. The total intrinsic value of options at March 31, 2017 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2017 (for outstanding options), less the applicable exercise price.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Shares held for non-consenting shareholders — In connection with the Share Exchange Agreement certain shareholders of Dandrit Denmark had not been identified or did not consent to the exchange of shares. In accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, the Non-Consenting Shareholders that did not exchange the DanDrit Denmark equity interests owned by such Non-Consenting Shareholders for shares of the Company, will be entitled to receive up to 185,053 shares of common stock of the Company that each such Non-Consenting Shareholder would have been entitled to receive if such shareholder had consented to the Share Exchange. The 185,053 shares have been reflected as issued and outstanding in the accompanying financial statements.

Clinical Trial Agreements — DanDrit Denmark signed a contract of collaboration with the University Hospital IRCCS “San Martino” - IST – National Institute for Cancer Research, known as the San Martino Hospital of Genoa. Dr. Alberto Sobrero, the Head of the Medical Oncology Unit at the San Martino Hospital, is principal investigator of the randomized multicenter study. The collaboration relates to a Phase III adjuvant study of DanDrit’s vaccine in patients with no evident disease (“NED”) stage IV colorectal cancer (“CRC”). The primary goal of the study is to evaluate the efficacy of DanDrit’sMelCancerVac® (“MCV”) in stage IV CRC patients rendered disease free after the completion of standard treatments in accordance with local practices.

On April 28, 2015 the Company entered into a service agreement with Fondazione Giscad per la Ricerca sui Tumori to support Dandrit in a clinical trial to be conducted in Italy.

Patient Name Use Program Agreements — On December 16, 2013, DanDrit Denmark entered into an agreement with a Dutch company (the “MCV Partner”) regarding a Patient Name Use Program (PNU) for the Company’s MCV. This program will allow DanDrit Denmark to sell MCV for a year of treatment (10 vaccines) to cancer patients through the MCV Partner. The MCV Partner offers a worldwide online platform providing access to non-registered medicines for patients with life threatening diseases. The MCV Partner is a turnkey solution and will be in charge of regulatory, recruitment, logistics, and pharmacovigilance. The Company will pay the MCV Partner a royalty on a country to country basis for 20 years on MCV sales sold under the agreement. Either party may terminate the agreement with 180 day written notice.

On April 23, 2015, the Company entered into a collaboration agreement with Riyadh Pharma in Saudi Arabia to promote cooperation in the manufacturing and marketing of DanDrit's dendritic cell cancer vaccine.

Manufacturing Agreements — On January 28, 2014, the Company entered into an agreement with Cellin Technologies for the manufacture of the MCV Cancer vaccine. The agreement has expired as of the filing date.

On August 8, 2014, the Company entered into an agreement with Cellin Technologies for the manufacture of the Melanoma Cell Lysate. The agreement has expired as of the filing date.

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

Employment Agreements — Parent and its subsidiary have an employment agreement with officers of the Company.

On March 30, 2017, the Board of Directors of the Company terminated Eric J. Leire as Chief Executive Officer and Chief Financial Officer of the Company, effective immediately, and Mr. Leire resigned, effective immediately, as a director of the Company. The Board appointed Mr. Aldo Petersen, a Director of the Company, to serve as Chief Executive Officer and for Soren Degn to serve as Chief Financial Officer of the Company, effective immediately.

Contingencies — The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceedings or claim contains an element of uncertainty, management does not expect a material impact on our results of operations or financial position.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — RELATED PARTY TRANSACTIONS

At March 31, 2017 and 2016, the Company had various notes payable with shareholders of the Company (See Note 5 and 6).

During the three and nine months ended March 31, 2017 the Company paid $0 and $0 respectively, for medical consultancy services to JARO Holding ApS and in the same periods in 2016, $0 and $44,365, respectively. JARO Holding ApS is an entity owned by a director of the Company.

During the three and nine months ended March 31, 2017, a law firm partially owned by the Company’s Chairman of the Board of Directors provided legal services of $7,156 and $44,032, respectively, to the Company and in the same periods in 2016, $0 and $29,765, respectively. At March 31, 2017 the Company had a payable to the firm in the amount of $148,372.

On July 1, 2016, the Board of DanDrit Denmark entered into a financial services agreement on behalf of the Company, with APE Invest AS (an entity owned by a director of the Company) for consulting services related to the Company raising additional equity financing in the US and Danish Capital Markets. The agreement calls for monthly payment of $20,000 with a $100,000 retainer payment which was due on November 1, 2016. At March 31, 2017 the Company had a payable to the firm in the amount of $235,000.

On July 1, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the Company’s stock was trading at $2.05 on August 24, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,639. The interest is being amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and nine months ended March 31, 2017, interest expense of $2,807 and $8,040, respectively, was recorded for the amortization of the discount.

On July 19, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,555. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and nine months ended March 31, 2017, interest expense of $432 and $1,216, respectively, was recorded for the amortization of the discount.

On September 15, 2016, the Company recorded $626,487 in non-cash compensation for the grant of 900,000 stock options to employees, officers, and directors of the Company, which shall be fully vested upon grant, to purchase shares of common stock of the Company at $2.00 per share, and expire December 31, 2019. The options contain certain anti-dilution provisions.

NOTE 14 — SUBSEQUENT EVENTS

The Company’s management reviewed material events through May 15, 2017.

On May 15, 2017 the Company completed a private placement offering of units, with each unit consisting of one share of the Company’s common stock and two warrants to purchase one share of common stock at a strike price of $1.30 per share (each, a “Unit”), for $1.30 per Unit. In total, the Company issued and sold 2,700,000 shares of common stock and warrants to acquire 5,400,000 shares of common stock for total proceeds to the Company of $3,510,000.

Immediately prior to the closing of the private placement, the Company had 9,733,290 shares of common stock issued and outstanding (including 185,053 shares of common stock reserved for issuance but deemed issued and outstanding for accounting purposes), and after the issuance of 2,700,000 shares of common stock in the private placement, or 27.74% of the total common stock issued and outstanding immediately prior to the closing of the private placement, the Company has 12,433,290 shares issued and outstanding as of the date of this Report. The private placement was completed pursuant to Rule 506 of Regulation D and/or Regulation S of the Securities Act.

In connection with the private placement, each investor executed a subscription agreement. Each subscription agreement contains customary representations and warranties of the Company and of each investor, including that all investors purchasing Units pursuant to Rule 506 of Regulation D are “accredited investors” as defined by Rule 501 of Regulation D and all investors purchasing Units pursuant to Regulation S are not “U.S. persons” as defined by Rule 902 of Regulation S. The Warrants are freely exercisable, in whole or in part at any time until the fifth anniversary of the date of issuance. The private placement was made directly by the Company and no underwriter or placement agent was engaged by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of DanDrit Biotech USA, Inc. (“we”, “DanDrit USA”, “us”, “our”, the “Parent” or, together with its subsidiary, the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

On February 12, 2014, pursuant to the terms and conditions of a Share Exchange Agreement, Parent acquired approximately 100% of the issued and outstanding capital stock of DanDrit Denmark and as a result became the parent of DanDrit Denmark. Prior to such Share Exchange there were 5,000,000 shares of its common stock of Parent outstanding. The Parent and a shareholder agreed to cancel 4,400,000 shares of its common stock and issued 1,440,000 shares of common stock for legal and consulting services related to the Share Exchange and a future financing. At the time of the Share Exchange, the outstanding shares of the common stock of DanDrit Denmark were exchanged for 1.498842 shares of Parent’s common stock, for a total of 6,000,000 shares of common stock (including 185,053 shares of common stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the Non-Consenting Shareholders, deemed issued and outstanding for accounting purposes). Following the closing of the Share Exchange, DanDrit Biotech USA, Inc., the wholly owned subsidiary of the Parent, merged with and into the Company, thereby changing the Company’s name to “DanDrit Biotech USA, Inc.”

On February 14, 2014, Parent filed a registration statement on Form S-1 (the “Registration Statement”) to register 2,400,000 shares of common stock at a purchase price of $5.00 per share in an initial public offering of up to an aggregate of $12,000,000 in gross proceeds. The Registration Statement was declared effective by the SEC on August 14, 2014 (the “Offering”). In connection with the Offering, the Company issued and sold an aggregate 1,493,290 shares of common stock for gross proceeds of $5,466,450 and total aggregate gross proceeds of $5,310,089 raised in the Offerings.

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

During April 2016 the Company entered into an Asset Purchase Agreement to acquire OncoSynergy, Inc. On October 31, 2016, the Company and OncoSynergy entered into the First Amendment to the Asset Purchase Agreement, pursuant to which the date to close the acquisition was amended from October 31, 2016 to December 31, 2016. The Purchase Agreement expired by its terms on December 31, 2016.

On March 30, 2017, the Board of Directors of the Company terminated Eric J. Leire as Chief Executive Officer and Chief Financial Officer of the Company, effective immediately, and Mr. Leire resigned, effective immediately, as a director of the Company. The Board appointed Mr. Aldo Petersen, a Director of the Company, to serve as Chief Executive Officer and for Soren Degn to serve as Chief Financial Officer of the Company, effective immediately.

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

As of March 31, 2017, the Company had $33,699 in cash and working deficit of $(1,753,707) as compared to June 30, 2016, when the Company had $23,368 in cash and working deficit of $(775,750). The increase in cash and working capital is primarily due to the Company’s efforts to secure financings through equity offering and expenses for research and development attributable to the Company engaging an entity to perform Phase III clinical trial of MelCancerVac™.

Following is a summary of the company’s cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016
Net Cash (Used by) Operating Activities	$(678,508)	$(1,162,022)
Net Cash (Used by) Investing Activities	-	1,052,989
Net Cash Provided by Financing Activities	413,670	-
(Gain) Loss on Currency Translation	275,169	(160,890)
Net Increase (Decrease) in Cash and Cash Equivalents	$10,331	$(269,923)

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles of the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred significant losses, has not yet been successful in establishing profitable operations and has short-term obligations in excess of anticipated cash. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings. The Company is attempting to raise capital through a private placement offering, and as of May 15, 2017 has raised $3,510,000 from the sale of 2,700,000 shares of common stock at $1.30 per share together with warrants to purchase 5,400,000 shares of common stock having a strike price of $1.30 per share. There is no assurance that the Company will be successful in raising funds through the debt or equity or achieving profitable operations.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

As of March 31, 2017, the outstanding balance of $38,235 for professional fees paid by a related party and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loan payable was acquired in the reverse acquisition. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

A 6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange. As of March 31, 2017, and 2016, the outstanding balance on the note, including accrued interest, was $48,996 and $46,648, respectively. During the three and nine months ended March 31, 2017 the Company recorded related party interest on the note of $579 and $1,763, respectively and in the same periods in 2016, $585 and $1,769, respectively.

On July 1, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the Company’s stock was trading at $2.05 on August 24, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,639. The interest is being amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and nine months ended March 31, 2017, interest expense of $2,807 and $8,040, respectively, was recorded for the amortization of the discount.

On July 19, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,555. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and nine months ended March 31, 2017, interest expense of $432 and $1,216, respectively, was recorded for the amortization of the discount.

On August 24, 2016, the Company entered into a non-interest bearing convertible note for $90,225. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the Company’s common stock was trading at $2.05 on August 24, 2016 the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $2,256. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $3,577. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and nine months ended March 31, 2017, interest expense of $1,052 and $2,539, respectively, was recorded for the amortization of the discount.

On September 21, 2016 the Company entered into a non-interest bearing convertible note for $150,375. The note matures December 31, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $5,630. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three and nine months ended March 31, 2017, interest expense of $1,080 and $2,282, respectively, was recorded for the amortization of the discount.

On March 9, 2017 the Company entered into a non-interest bearing convertible note for $52,770. The note matures June 30, 2017. The note is convertible into shares of common stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $486. The interest will be amortized to expense using the effective interest method through the June 30, 2017 maturity. For the three and nine months ended March 31, 2017, interest expense of $90 and $90, respectively, was recorded for the amortization of the discount.

Results of Operations

The Company’s sole source of operations is through its wholly owned Danish subsidiary, DanDrit Biotech A/S (DanDrit Denmark). There can be no assurance that DanDrit Denmark will be successful in obtaining US Food and Drug Administration approval of its colorectal vaccine, MCV, nor produce sufficient revenues from MCV to sustain operations. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to raise capital.

Three and nine months ended March 31, 2017 compared to the three and nine months ended March 31, 2017

The following table sets forth our revenues, expenses and net income for the three and nine months ended March 31, 2017 and 2016. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended		For the Nine months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$42,525

Cost of Goods Sold	-	-	-	5,244

Gross profit (Loss)	-	-	-	37,281

Operating Expenses
General and Administrative Expenses	168,503	257,461	722,051	783,941
Non-cash compensation expenses	-	-	626,487	-
Research and Development Expenses	16,290	235,927	47,181	615,334
Depreciation and Amortization	3,498	3,642	10,869	23,571
Consulting Expenses	162,739	16,574	345,518	64,374
Total Operating Expense	351,030	513,604	1,752,106	1,487,220

(LOSS) FROM OPERATIONS	(351,030)	(513,604)	(1,752,106)	(1,449,939)

Other Income (Expense)
Interest (expense)	(2,217)	-	(5,430)	1
Interest (expense) – Related Party	(3,818)	(585)	(11,019)	(1,769)
(Loss) on Currency Transactions	96,816	272,818	(256,801)	74,242
Interest and Other Income	-	-	-	-
Total Other Income (Expense)	90,781	272,233	(273,250)	72,474

(Loss) Before Income Taxes	(260,249)	(241,371)	(2,025,356)	(1,377,465)

Income Tax Expense (Benefit)	(14,078)	(33,808)	(67,400)	(397,824)

NET (LOSS)	$(246,171)	$(207,563)	$(1,957,956)	$(979,641)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.02)	$(0.21)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	9,533,290	9,533,290	9,533,290	9,533,290

Revenues

Revenues from operations for the three and nine months ended March 31, 2017, amounted to $0 and $0, respectively. The revenues for the three and nine month periods ending March 31, 2016 amounted to $0 and $42,525, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the three and nine months ended March 31, 2017, respectively, and $0 and $5,244 for the three and nine months ended March 31, 2016, respectively and was primarily associated with the production of lysate.

Gross profit (Loss)

Gross profit for the three months ended March 31, 2017 was $0 compared to gross profit of $0 for same period in 2016. Gross profit for the nine months ended March 31, 2017 was $0 compared to gross profit of $37,281 for same period in 2016. The gross profit for the three and nine months ended March 31, 2016 was primarily due to the final payment on project Naimet.

Expenses

Our operating expense for the three months ended March 31, 2017 totaled $351,030, representing a decrease of $162,574, or approximately 32% compared to $513,604 for the three months ended March 31, 2016. Our operating expense for the nine months ended March 31, 2017 totaled $1,752,106, representing an increase of $264,886, or approximately 18% compared to $1,487,220 for the nine months ended March 31, 2016. The largest contributor to the increase in operating expenses was the $626,487 in non-cash compensation expenses for stock options granted.

General and administrative expenses for the three months ended March 31, 2017 totaled $168,503, representing a decrease of $88,958, or approximately 35% compared to $257,461 for the three months ended March 31, 2016. General and administrative expenses for the nine months ended March 31, 2017 totaled $722,051, representing a decrease of $61,890, or approximately 8% compared to $783,941 for the nine months ended March 31, 2016. General and administrative expenses include audit and legal fees, office rental, insurance, patent fees, salaries and travel expenses.

Research and development expenses for the three months ended March 31, 2017 totaled $16,290, representing a decrease of $219,637, or approximately 93% compared to $235,927 for the three months ended March 31, 2016. Research and development expenses for the nine months ended March 31, 2017 totaled $47,181, representing a decrease of $568,153, or approximately 92% compared to $615,334 for the nine months ended March 31, 2016. The research and development expenses are primarily attributable to the Company initiating Phase III clinical trial of MelCancerVac™.

Depreciation and amortization expenses for the three and nine months ended March 31, 2017 were $3,498 and $10,869, respectively. Depreciation and amortization expenses for the three and nine months ended March 31, 2016 were $3,642 and $23,571, respectively.

Consulting expenses for the three months ended March 31, 2017 and 2016 were $162,739 and $16,574, respectively, representing an increase of $146,165 or 882%. Consulting expenses for the nine months ended March 31, 2017 and 2016 were $345,518 and $64,374, respectively, representing an increase of $281,144 or 437%. The increase was primarily due to fees related to the Company raising additional equity financing in the US and Danish capital markets.

Other income (expense) net for the three months ended March 31, 2017 and 2016 were $90,781 and $272,233, respectively and $(273,250) and $72,474 for the nine months ended March 31, 2017 and 2016, respectively. Other expense is associated with interest on related party loans and Gain/(losses) on currency transactions.

Net Loss

Net loss for the three months ended March 31, 2017 was $(246,171) or $(0.03) per share compared to a net loss of $(207,563) or $(0.02) per share for the three months ended March 31, 2016 representing an increase of $38,608 or 19%. Net loss for the nine months ended March 31, 2017 was $(1,957,956) or $(0.21) per share compared to a net loss of $(979,641) or $(0.10) per share for the nine months ended March 31, 2016 representing an increase of $978,315 or 99.8%. The increase was primarily due to the increase in the non-cash compensation expenses and consulting expenses.

Cash Flows

Cash used by operating activities for the nine months ended March 31, 2017 was $678,508, representing a decrease of $483,514, or approximately 42% compared to cash used by operating activities of $1,162,022 for the nine months ended March 31, 2016. The net cash used by operating activities was primarily due to fund raising efforts of the Company and the operations of DanDrit Denmark.

Assets

Total assets as of March 31, 2017 were $382,285 compared to $870,831 as of June 30, 2016. Total current liabilities increased to $1,988,381 as of March 31, 2017 compared to $1,508,229 as of June 30, 2016. The decreases in total assets and increase in total current liabilities were mainly due to a continued loss from operations for research and development, additional borrowing and expenditures to raise additional capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this Report was prepared.

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

The Certifying Officers based their conclusion on the fact that the Company has identified material weaknesses in controls over financial reporting, detailed below.  In order to reduce the impact of these weaknesses to an acceptable level, the Company has contracted with consultants with expertise in U.S. GAAP and SEC financial reporting standards to review and compile all financial information prior to filing that information with the SEC.  However, even with the added expertise of these consultants, we still expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff and individuals with requisite GAAP and SEC financial reporting knowledge.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company or its subsidiary is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 15, 2017 the Company completed a private placement offering of units, with each unit consisting of one share of the Company’s common stock and two warrants to purchase one share of common stock at a strike price of $1.30 per share (each, a “Unit”), for $1.30 per Unit. In total, the Company issued and sold 2,700,000 shares of common stock and warrants to acquire 5,400,000 shares of common stock for total proceeds to the Company of $3,510,000.

Immediately prior to the closing of the private placement, the Company had 9,733,290 shares of common stock issued and outstanding (including 185,053 shares of common stock reserved for issuance but deemed issued and outstanding for accounting purposes), and after the issuance of 2,700,000 shares of common stock in the private placement, or 27.74% of the total common stock issued and outstanding immediately prior to the closing of the private placement, the Company has 12,433,290 shares issued and outstanding as of the date of this Report. The private placement was completed pursuant to Rule 506 of Regulation D and/or Regulation S of the Securities Act.

In connection with the private placement, each investor executed a subscription agreement in the form of Exhibit 10.1 attached hereto. Each subscription agreement contains customary representations and warranties of the Company and of each investor, including that all investors purchasing Units pursuant to Rule 506 of Regulation D are “accredited investors” as defined by Rule 501 of Regulation D and all investors purchasing Units pursuant to Regulation S are not “U.S. persons” as defined by Rule 902 of Regulation S. The Warrants are freely exercisable, in whole or in part at any time until the fifth anniversary of the date of issuance. The private placement was made directly by the Company and no underwriter or placement agent was engaged by the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Share Exchange Agreement dated February 12, 2014. (1)

3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on January 18, 2011.(2)

3.2	By-laws. (2)

3.3	Articles of Association of DanDrit Denmark, as amended, dated February 26, 2004. (1)

10.1	Form of Subscription Agreement (3)

10.2	Form of Warrant (3)

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.*

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)	Filed as an exhibit to the Company’s Form S-1 filed with the SEC on February 14, 2014 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 12, 2011, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 1, 2017 and incorporated herein by reference.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DanDrit Biotech USA, Inc.

Dated: May 15, 2017	By:	/s/ Aldo Petersen
Aldo Petersen
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2017	By:	/s/ Søren Degn
Søren Degn
Chief Financial Officer (Principal Financial and Accounting Officer)

