Form 10-K
period 2017-06-30
DanDrit Biotech USA, Inc.
filed 2017-09-29
CIK 1527728

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual report under section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended June 30, 2017

☐  transition report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from Commission file number 000-54478

DANDRIT BIOTECH USA, INC.
(Name of registrant in its charter)

Delaware	45-2559340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Stumpedyssevej 17, 2970 Hørsholm, Denmark
(Address of principal executive offices)	(Zip Code)

+45 391 79840

(Registrant’s telephone number, including area code)

DanDrit Biotech USA, Inc.

Stumpedyssevej 17, 2970

Hørsholm, Denmark

+45 391 79840

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
(Do not check if a smaller reporting company)

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes      ☒  No

On December 31, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $5,472,912.

As of September 28, 2017, the number of shares of the registrant’s classes of common stock outstanding was 13,727,538.

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

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under "Management’s Discussion and Analysis of Financial Condition and Results of Operations". Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

All forward-looking statements speak only as of the date of this Annual Report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

 ii

PART I

Unless otherwise indicated or the context otherwise requires, all references in this prospectus to “we,” “us,” “our” or the “Company” are to DanDrit Biotech USA, Inc., a Delaware corporation (“DanDrit USA”, “Registrant” or “Parent”), together with its wholly owned subsidiary DanDrit Biotech A/S, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“DanDrit Denmark” or the “Subsidiary”).

Item 1. Business

Our Business

The Company has developed and patented vaccines used in initial clinical trials in Europe and Asia including MelCancerVac™ (MCV) for the treatment of cancer (one phase I/II trial in Denmark and two phase II trials in Denmark and Singapore). The Company has advanced candidate therapies, targeted initially at non-small-cell-lung-cancer (NSCLC) and colorectal cancer (sometimes referred to herein as CRC). MCV was developed by the Company in 2001.  In September 2008, the Singapore government granted to DanDrit Denmark a named-patient compassionate use program of MCV. MCV was evaluated in three single-arm Phase II clinical trials in cancer where MCV demonstrated potential efficacy. Subsequent to this, the Company was a participant to designing a randomized trial with stage IV colorectal cancer patients.

Our only product is MCV and currently there is no ability to market MCV other than the Singapore compassionate use program and the MyTomorrows compassionate use program.

Our current strategy is focused on conducting clinical trials in advanced colorectal cancer. Our clinical development strategy is to continue our research and development of MCV including but not limited to a randomized multicenter Phase III clinical trial to determine the ability of MCV to prevent recidivism in stage IV colorectal patients with no evidence of disease (NED) after resection of metastasis and chemotherapy.

Recent Developments

On April 21, 2017, the Company engaged a consultant to improve the efficacy of the Company’s vaccine protocol MCV. The compensation to the consultant was $75,000 plus 200,000 common shares of the Company’s stock valued at $490,000.

On April 21, 2017, the Company engaged a consultant to improve the efficacy of the Company’s vaccine protocol MCV. The compensation to the consultant was $5,000 per month plus 100,000 warrants to purchase common shares at $1.30 per share expiring April 21, 2022 valued at $115,754.

In July 2017, DanDrit USA executed a non-binding letter of intent for the acquisition of a biotechnology company with certain intellectual property rights in the field of HIV. The Company is currently undergoing due diligence on the target entity.

Our Intellectual Property

The Company filed its first Patent Cooperation Treaty (PCT) patent application on November 29, 2002 with priority claimed from 2001 with the Danish application, shortly after our formation.

The Company may continue to patent its innovations, such as novel dendritic cell production systems or dendritic cell quality control. To support potential income streams the Company may patent non-core applications of its dendritic cell technologies so as to secure future revenue streams from out-licensing activity.

Patents

●	Pharmaceutical composition for inducing an immune response in a human or animal (2001 Denmark (DK), 2002 PCT)

This patent was first filed in November 2002. The patent covers and describes the usage of an allogenic melanoma cell lysate (MCL)-pulsed autologous DC vaccine expressing at least one of six MAGE-A antigens overexpressed by the cell line being the source of the lysate. The patent covers the antigen composition used in the generation of MelCancerVac and the claims for producing MelCancerVac. In this patent the antigens are specified to mainly belong to the cancer testis family. The family of antigens is expressed in a wide variety of cancer forms. In the International Preliminary Report on Patentability (IPRP) all claims were determined to be novel and inventive. The patent expiry date is November 29, 2022. This patent has been granted in: Europe, the USA, China, Australia, Singapore, Japan, Russia, Hong Kong. This patent is pending in: Israel and Norway. This patent is owned by the Company and was not licensed from third parties. The patent protection means that the cancer specific antigen-rich lysate obtained from our cell line cannot be commercially made, used, distributed or sold without the Company’s consent. These patent rights can be usually enforced in a court, which, in most systems, holds the authority to stop patent infringement.

●	Protocol for generating dendritic cells (2005 DK, 2008 PCT)

This patent covers the generation of dendritic cells based on a blood sample of 200 ml. The patent differs from other DC generating patents by the utilization of reduced temperature and a single blood sample. DC’s exposed to tumor antigens followed by treatment with T(h)1-polarizing differentiation signals have paved the way for the development of DC-based cancer vaccines. Critical parameters for generation of optimal functional clinical grade DC’s are a very competitive area. The Company has developed a method that covers the generation of immature dendritic cells under reduced temperature settings which by further activation has been shown to give a high yield of homogeneous and fully matured DC’s. This patent was filed on December 7, 2006. In the International Preliminary Report on Patentability (IPRP) a large majority of claims were found to be novel and inventive. The patent expiry date is 2032. This patent was granted in 2012 in China, Eurasia, Russia, Europe, Israel, Mexico, Malaysia, New Zealand. This patent is owned by the Company and was not licensed from third parties. The patent protection means that the method that the Company uses to generate dendritic cells cannot be commercially used, distributed or sold without the Company’s consent. These patent rights can be usually enforced in a court, which, in most systems, holds the authority to stop patent infringement.

●	Method for generating tolerogenic dendritic cells employing decreased temperature (2007)

The Company has expanded the method of development of mature dendritic cells to also include the generation of regulatory DC’s. In addition to DC’s used for cancer immunotherapy, The Company has developed an additional arm of DC’s, namely regulatory/tolerogenic DC’s to be used for treatment of various autoimmune diseases such as Type 1 diabetes and Multiple Sclerosis. This patent was filed on November 13, 2008. Patent pending: worldwide. 1st Office Action received in Europe August 25, 2010. This patent is owned by the Company and was not licensed from third parties. The patent protection means that the method that the Company uses to produce tolerogenic dendritic cells cannot be commercially used, distributed or sold without the Company’s consent. These patent rights can be usually enforced in a court, which, in most systems, holds the authority to stop patent infringement.

●	Micro RNAs as markers of the functional state of a dendritic cell

This patent covers and demonstrates that functionally different DC’s carry unique microRNA signatures. By examining a handful of microRNA profiles one can analyze the function of DC vaccines. We believe this is a valuable addition to other vaccine quality control measures that are currently used in studies that involve DC’s. Critical parameters for assessment of the optimal functional state of DC’s and prediction of the vaccine potency of activated DC’s have in the past been based on measurements of differentiation surface markers like HLA-DR, CD80, CD83, CD86, and CCR7 and the level of secreted cytokines like interleukin-12p70. However, the level of these markers does not provide a complete picture of the DC phenotype and may be insufficient for prediction of clinical outcome for DC-based therapy. We have identified additional biomarkers by investigating the differential expression of microRNAs (miRNAs) in mature DC’s relative to immature DC’s. The patent was filed on November 14, 2008. In the International Preliminary Report on Patentability, a large majority of claims were found to be novel and inventive. Patent pending: Europe and USA. 1st Office Action received in Europe on August 18, 2010. Follow up action on election restriction received in the USA on October 21, 2010. This patent is owned by the Company and was not licensed from third parties. The patent protection means that the method that the Company uses to test and release its dendritic cells cannot be commercially used, distributed or sold without the Company’s consent. These patent rights can be usually enforced in a court, which, in most systems, holds the authority to stop patent infringement.

All of the above patents are protected by relevant international extensions.

Trademarks

A policy of product trademarking and branding has been adopted by the Company. Trademarks have been obtained for the following:

MelCancerVac™

MelVaxin™

DanDrit™

Commercial Secrets

In addition to intellectual property protected by patents and copyrights, the Company has commercial secrets relating to its products, production processes, knowhow and future strategies. Where it is expedient to share such secret information this will be done under the protection of a confidentiality (or secrecy) agreement. Such agreements require the signing parties to keep the Company’s commercial secrets confidential unless:

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

Industry

Our lead products for NSCLC (17.35%) and CRC (8.25%) address 25.6% of all cancer deaths.

Cancer is one of the leading causes of morbidity and mortality worldwide, with approximately 14 million new cases in 2012 (source Ferlay J, Soerjomataram I, Ervik M, Dikshit R, Eser S, Mathers C et al. GLOBOCAN 2012 v1.0, Cancer Incidence and Mortality Worldwide: IARC Cancer Base No. 11). The number of new cases is expected to rise by about 70% over the next 2 decades. Cancer is the second leading cause of death globally, and was responsible for 8.8 million deaths in 2015. Globally, nearly 1 in 6 deaths is due to cancer (source: World Health Organization). The economic impact of cancer is significant and is increasing. The total annual economic cost of cancer in 2010 was estimated at approximately $1.16 trillion (source: Stewart BW, Wild CP, editors, World Cancer Report 2014).

The per-treatment price of chemotherapy for CRC in the United States is approximately $30,000. We expect that, if our vaccine is approved for use in CRC patients, the cost per-treatment will be approximately equal to the per-treatment cost of chemotherapy.

Governmental Regulation

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

Environmental Matters

We are subject to a broad range of federal, state, local and foreign environmental laws and regulations which govern, among other things, air emissions, wastewater discharges and the handling, storage disposal and release of wastes and hazardous substances. It is our policy to comply with applicable environmental requirements at all of our facilities. We are also subject to laws, such as the Comprehensive Environmental Response, Compensation and Liability Act, that may impose liability retroactively and without fault for releases or threatened releases of hazardous substances at on-site or off-site locations. We are subject to similar requirements in Denmark and other European countries.

Research and Development

Research and development costs are charged to operations as incurred and consist primarily of clinical trial costs related to manufacturing costs, consulting costs, contract research and development costs, and compensation costs.

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

Expenses for Company-sponsored research and development for the year ended June 30, 2017 and year ended June 30, 2016 were $62,763 and $804,188, respectively.

Competition

There is extensive competition in the biopharmaceutical industry and the technology is developing rapidly. If newly developed products of our competitors are more efficient, cheaper, more patient-friendly, safer, or better placed than the Company’s vaccine candidates, or if the Company’s competitors develop drugs that reduce or eliminate the need for the Company’s vaccine candidates, such competition could reduce or eliminate the Company’s commercial opportunities. Many of the Company’s competitors have substantially greater financial, technical and human resources than DanDrit and significantly more experience than DanDrit with preclinical and clinical research and development and in obtaining regulatory approval of pharmaceutical products.

The Company’s drugs may face competition as a result of many factors, including the route of administration (e.g. oral administration vs. injection), the availability and cost of production, efficiency of the Company’s partners’ marketing and sales efforts as well as the price of the Company’s products. DanDrit has limited or no previous experience in these areas. The Company’s inability to compete effectively would have a material adverse effect on the Company’ business, financial condition, results of operations and future growth opportunities. At this time, the Company does not represent a significant presence in the biopharmaceutical industry.

Employees

The Company currently has 3 full-time employees.

Facilities and Offices

The Company’s corporate headquarters are located at Stumpedyssevej 17, 2970 Hørsholm, Denmark.   We lease approximately 1,108 square feet at our Symbion location which is used for work and storage of cells and biological material in freezers, and the lease terminates on September 30, 2017. The Company has an office in New York which is a virtual office space that can be terminated by the Company with one month’s notice.

Corporate History

DanDrit USA was originally incorporated in Delaware on January 18, 2011 under the name “Putnam Hills Corp.” as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. We filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission, or the SEC, on August 12, 2011.

On February 12, 2014, in accordance with the terms and conditions of a Share Exchange Agreement, we completed the acquisition of approximately 100% of the issued and outstanding capital stock of DanDrit Denmark and as a result became DanDrit Denmark’s parent company. In connection with this Share Exchange, each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of DanDrit USA’s common stock, par value $0.0001 per share (“Common Stock”) for an aggregate of 6,000,000 shares, including 185,053 shares of Common Stock reserved for issuance, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, to the DanDrit Denmark stockholders who did not consent to the Share Exchange and deemed issued and outstanding for accounting purposes. In addition, in connection with the Share Exchange (1) the sole stockholder prior to the Share Exchange agreed to cancel 4,400,000 shares of outstanding Common Stock owned by it and (2) the board of directors and executive management of DanDrit Denmark were appointed to serve as the Board of Directors and executive management of DanDrit USA, respectively, effective upon the resignation of the sole officer and director of DanDrit USA prior to the closing of the Share Exchange.

In June 2015, DanDrit USA’s Board of Directors, or the Board, approved a change to its fiscal year end from December 31 to June 30.

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

 Each of the foregoing exemptions is currently available to us. We may take advantage of these exemptions until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which such fifth anniversary will occur on June 30, 2019 or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large accelerated filer under the rules of the SEC, or if we issue more than $1.0 billion of non-convertible debt over a three-year-period. The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies; provided, however, that an emerging growth company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have not elected to opt out of the transition period.

Because we have elected to take advantage of certain of the reduced disclosure obligations and may elect to take advantage of other reduced reporting requirements in future filings, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Item 1A. Risk Factors

Not required for smaller reporting companies.

1B. Unresolved Staff Comments

There are no unresolved SEC staff comments.

Item 2. Properties

The Company has the following three (3) leases:

Location	Use	Terms
Stumpedyssevej 17, 2970 Hørsholm, Denmark	The Location is shared with a Director of the Company	Shared with a Director’s company at no cost to the Company.

Symbion Science Park, Fruebjergvej 3, 2100 Copenhagen, Denmark	1,108 square feet used for work and storage of cells and biological material in freezers	This Lease terminates September 30, 2017.

375 Park Avenue Suite 2607 New York, NY 10152	Virtual office space	On March 25, 2015, the Company entered into an agreement for use of virtual office space at a rate of $450/month on a month-to-month basis, which can be terminated by either party on one month’s notice.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the OTCQB. The following table sets forth the range of high and low bid quotations on the Common Stock for the quarterly periods indicated, as reported by the National Quotation Bureau, Inc. The quotations are inter-dealer prices without retail mark-ups, mark downs or commissions and may not represent actual transactions.

Fiscal Year Ended June 30, 2017	High	Low
Third Quarter	$2.75	$0.75
Fourth Quarter	$2.65	$1.30
First Quarter	$1.90	$0.70
Second Quarter	$2.45	$1.15

Fiscal Year Ended June 30, 2016	High	Low
Third Quarter	$6.25	$4.00
Fourth Quarter	$5.00	$3.00
First Quarter	$3.90	$1.50
Second Quarter	$3.50	$1.25

Holders of Common Stock

As of September 28, 2017 we had 13,727,538 shares of Common Stock issued and outstanding and approximately 89 stockholders of record.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board may consider.

Sales of Unregistered Securities

On April 21, 2017, the Company issued 200,000 shares of Common Stock to a consultant in consideration for services relating to the improvement of the efficacy of the Company’s vaccine protocol.

On April 21, 2017, the Company issued five-year warrants to purchase 100,000 shares at $1.30 per share to a consultant to assist in the development of a new science based on immune therapy.

On May 15, 2017, the Company completed a private placement offering of units, with each unit consisting of one share of Common Stock and two warrants to purchase one share of Common Stock at a strike price of $1.30 per share (each, a “Unit”), for $1.30 per Unit. In total, the Company issued and sold 2,700,000 shares of Common Stock and warrants to acquire 5,400,000 shares of Common Stock for total proceeds to the Company of $3,510,000.

On July 12, 2017, Company completed a private placement offering of 1,231,561 Units for total proceeds to the Company of $1,601,029.

The private placements above were made directly by the Company in reliance upon Section 4(a)(2), Regulation D and/or Regulation S and no underwriter or placement agent was engaged by the Company.

Securities Authorized for Issuance under Equity Compensation Plans

On February 6, 2014, the Board adopted the Company’s 2014 Equity Incentive Plan. As of the date of this report, no awards have been made from the plan.

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

The Company has conducted three single-arm Phase II clinical trials in cancer with its dendritic cell vaccine MCV. The three clinical trials generated data indicating prospects in a larger and different clinical setting. The FDA has not reviewed MCV.  Therefore, any assessment of its safety or efficacy only reflects the opinion of the Company.  Furthermore, it does not indicate that MCV will achieve favorable results in any later stage trials or that the FDA or comparable agency will ultimately determine that MCV is safe and effective for purposes of granting marketing approval.

The Company has designed a randomized trial with 174 stage IV colorectal cancer patients after surgical resection and chemotherapy. The Company has not yet begun the trial.

To date, our operations have been funded by sales of our securities, loans and, to a lesser extent, by sales of our products. Sales of our products alone will not support our current operations and we expect this to be the case until our MCV vaccine is approved for marketing in the United States and Europe. Even if we are successful in having MCV approved for sale in the United States and Europe, we cannot guarantee that a market for the product will develop. We may never be profitable.

Change in Fiscal Year End

In June 2015, the Board approved a change to its fiscal year end from December 31 to June 30. In view of this change, this Annual Report compares the financial statements as of and for the years ended June 30, 2017 and June 30, 2016.

Share Exchange

On February 12, 2014, the Company closed a Share Exchange in accordance with the terms and conditions of a Share Exchange Agreement and as a result became DanDrit Denmark’s parent company. In connection with the Share Exchange, each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of DanDrit USA’s Common Stock for an aggregate of 6,000,000 shares, including 185,053 shares of Common Stock reserved for issuance, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, to the DanDrit Denmark shareholders who did not consent to the Share Exchange and deemed issued and outstanding for accounting purposes. In addition, in connection with the Share Exchange (1) the sole shareholder prior to the Share Exchange agreed to cancel 4,400,000 shares of outstanding Common Stock owned by it and (2) the board of directors and executive management of DanDrit Denmark were appointed to serve as the Board of Directors and executive management of DanDrit USA, respectively effective upon the resignation of the sole officer and director of DanDrit USA prior to the closing of the Share Exchange.

Recent Developments

On April 21, 2017, the Company engaged a consultant to improve the efficacy of the Company’s vaccine protocol MCV. The compensation to the consultant was $75,000 plus 200,000 common shares of the Company’s stock valued at $490,000.

On April 21, 2017, the Company engaged a consultant to improve the efficacy of the Company’s vaccine protocol MCV. The compensation to the consultant was $5,000 per month plus 100,000 warrants to purchase common shares at $1.30 per share expiring April 21, 2022 valued at $115,754.

In July 2017, DanDrit USA executed a non-binding letter of intent for the acquisition of a biotechnology company with certain intellectual property rights in the field of HIV.

RESULTS OF OPERATIONS

Year ended June 30, 2017 compared to the year ended June 30, 2016.

The following table sets forth our revenues, expenses and net income for the years ended June 30, 2017 and 2016. The financial information below is derived from our audited consolidated financial statements included elsewhere in this report.

	For the Year Ended
	June 30,
	2017	2016
Net Sales	$-	$42,769

Cost of Goods Sold	-	5,275

Gross Profit (Loss)	-	37,494
Operating Expenses:
General and administrative expenses	1,560,332	1,229,865
Research and Development expenses	62,763	804,188
Depreciation and Amortization	14,528	27,395
Consulting expenses	1,012,804	96,976

Total Operating Expense	2,650,427	2,158,424

Income (Loss) from Operations	(2,650,427)	(2,120,930)
Other Income (Expense)
Interest (Expense)	(11,210)	(2,364)
Interest (Expense), Related Party	(15,049)	-
Gain (loss) on currency transactions	218,979	(74,732)
Gain on derivative liability	-	-
Interest and other income	-	-

Total Other Income (Expense)	192,720	(77,096)

Loss Before Income Taxes	(2,457,707)	(2,198,026)
Income Tax Expense (Benefit)	(64,877)	(462,787)
Net Loss	(2,392,830)	(1,735,239)

BASIC AND DILUTED LOSS PER SHARE	$(0.20)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,266,441	9,533,290

	For the Year Ended
	June 30,
	2017	2016

(Net Loss)	$(2,392,830)	$(1,735,239)
(Currency Translation, Net of Taxes)	(211,461)	20,701

(Other Comprehensive Loss)	$(2,604,291)	$(1,714,538)

Comparison of the Years ended June 30, 2017 and June 30, 2016

Revenues

Our net sales for the year ended June 30, 2017 were $0 as compared to June 30, 2016, where net sales were $42,769. The decrease in 2017 is attributable to no compassionate use sales of lysate in 2017.

Cost of Goods Sold

Our cost of goods sold for the year ended June 30, 2017 were $0 as compared to June 30, 2016, where cost of goods sold were $5,275, representing a year over year decrease in cost of goods sold of $5,275 or 100%. The decrease was due to our manufacturing of lysate in 2016.

Gross Profit Loss

Gross profit for the years ended June 30, 2017 was $0 compared to a gross loss of $37,494 during the same period in 2016, representing a decrease in the gross profit (loss) of $37,494. The change in gross losses are a result of compassionate use sales in 2017.

Expenses

Our operating expense for the year ended June 30, 2017 totaled $2,650,427, representing an increase of 492,003 or 22.8% compared to $2,158,424 for the year ended June 30, 2016. The largest contributor to the operating expenses for the year ended June 30, 2017 is the increase in consulting expenses.

General and administrative expense for the year ended June 30, 2017 was $1,560,332, compared to $1,229,865 for the year ended June 30, 2016, representing an increase of $330,467, or 26.9%. The net increase was due primarily to an increase in legal expenses.

Depreciation and amortization expenses for the year ended June 30, 2017 and 2016 were $14,528 and $27,395, respectively, representing a decrease of $12,867 or 47%.

Consulting expenses for the years, ended June 30, 2017 totaled $1,012,804 compared to $96,976 for the year ended June 30, 2016, representing an increase of $915,828, or 944%. The increase is mainly attributable to increased use of the consulting firm, APE Invest A/S, a firm of one of the Directors of the Company and a consultant study on MCV.

Other income (expense) net for the years ended June 30, 2017 and 2016 were $192,720 and $(77,096), respectively, representing an increase of $269,816 or 350%. This increase was due primarily to the increase in gains on currency transactions.

Net Loss

Net loss for the years ended June 30, 2017 and June 30, 2016 was $2,392,830 and $1,735,239, respectively, representing an increase in the loss of $657,591, or 37.9%. The increase in the net loss for the year ended June 30, 2017 is primarily due to the increase of the operating expenses and consulting expenses and a decrease in the current tax benefit for Danish research and development tax credits.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from our largest shareholders, the issuance of convertible notes (which over time have been converted into shares of our Common Stock) and the sale of Common Stock. At June 30, 2017 and June 30, 2016, we had cash and cash held in escrow of $3,941,711 and $23,368 and working capital / (deficit) of $1,209,461 and $(775,750), respectively.

On May 15, 2017, the Company completed a private placement offering of units, with each unit consisting of one share of the Company’s Common Stock and two warrants to purchase one share of Common Stock at a strike price of $1.30 per share (each, a “Unit”), for $1.30 per Unit. In total, the Company issued and sold 2,700,000 shares of Common Stock and warrants to acquire 5,400,000 shares of Common Stock for total proceeds to the Company of $3,510,000.

On July 12, 2017, Company completed a private placement offering of 1,231,561 Units for total proceeds to the Company of $1,601,029.

The private placements were made directly by the Company in reliance upon Section 4(a)(2), Regulation D and/or Regulation S and no underwriter or placement agent was engaged by the Company.

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

As of June 30, 2017 and 2016, the outstanding balance of $38,235 and $38,235 for professional fees paid by a shareholder and amounts advanced to the Company are reported as notes payable - related party. The $38,235 notes payable were acquired in the reverse acquisition. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

A 6% promissory note payable to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange.  As of June 30, 2017 and 2016, the outstanding balance on the note, including accrued interest, was $49,581 and $47,223, respectively. During the years ended June 30, 2017 and 2016 the Company recorded related party interest on the note of $2,358 and $2,354, respectively.

On July 1, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with an entity controlled by a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of Common Stock at $2.00 per share. As the Common Stock was trading at $2.05 on August 24, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,639. The discount is being amortized to expense using the effective interest method through the December 31, 2017 maturity. For twelve months ended June 30, 2017 and June 30, 2016, interest expense of $11,045 and $0, respectively, was recorded for the amortization of the discount.

On July 19, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with an entity controlled by a shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of Common Stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,555. The discount will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the twelve months ended June 30, 2017 and June 30, 2016, interest expense of $1,655 and $0, respectively, was recorded for the amortization of the discount.

On August 24, 2016, the Company entered into a non-interest bearing convertible note for $90,225. Later the convertible note was acquired by an entity controlled by a board member and shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of Common Stock at $2.00 per share. As the Company’s Common Stock was trading at $2.05 on August 24, 2016 the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $2,256. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $3,577. The discount will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For twelve months ended June 30, 2017 and June 30, 2016, interest expense of $3,615 and $0, respectively, was recorded for the amortization of the discount.

On September 21, 2016, the Company entered into a non-interest bearing convertible note for $150,375. Later the convertible note was acquired by an entity controlled by a board member and shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of Common Stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $5,630. The discount will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the twelve months ended June 30, 2017 and June 30, 2016, interest expense of $3,382 and $0, respectively, was recorded for the amortization of the discount.

On March 9, 2017, the Company entered into a non-interest bearing convertible note for $52,770, with an entity controlled by a shareholder of the Company. The note matured June 30, 2017. The note is convertible into shares of Common Stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $486. The discount will be amortized to expense using the effective interest method through the June 30, 2017 maturity. For the twelve months ended June 30, 2017 and June 30, 2016, interest expense of $486 and $0, respectively, was recorded for the amortization of the discount.

The Company has recorded $1,600,355 in advances – related party for funds received as of June 30, 2017 in connections with the July 12, 2017 private placement.

Cash Flows

Year ended June 30, 2017 compared to the year ended June 30, 2016

Cash used from operating activities for the year ended June 30, 2017 was $1,177,478, representing a decrease of $294,811 compared to the cash used from operating activities of $1,472,289 for the year ended June 30, 2016. This decrease was primarily due to the increase in non-cash compensation and consulting expenses in 2017.

Changes in assets and liabilities as of June 30, 2017 compared to June 30, 2016 included the following:

For the year ended June 30, 2017, other receivables decrease $471,641 primarily for research and development tax credits, related party payables increased $137,643, accounts payable decreased $652,785 and accrued expenses increased $9,369. For the year ended June 30, 2016 other receivables increased $263,293 primarily for research and development tax credits, related party payables decreased $268,678, accounts payable increased $574,975 and accrued expenses increased $203,927.

Cash used in investing activities was $(196,140) for the year ended June 30, 2017, as compared to cash used in investing activities of $(1,052,989) for the year ended June 30, 2016. From time to time the Company’s Danish counsel holds cash balance in escrow on behalf of the Company.

During the year ended June 30, 2017, the Company loaned $196,140 to a biopharmaceutical company pursuant to a promissory note for up to $500,000 executed by the Company. The note matures on July 13, 2020, bears interest of 5% per annum and can be repaid early without penalty. The Company may accelerate payment under the note upon certain events of default provided therein, whereby all amounts owed will become immediately due and payable. The loan is a long-term debt obligation as defined in Item 303(a)(5)(ii)(A) of Regulation S-K that is material to the Company.

Cash provided by financing activities was $5,506,601 for the year ended June 30, 2017 as compared to cash provided by financing activities of $0 for the year ended June 30, 2016. During the Year ended June 30, 2017 the Company received $1,582,931 in related party notes payable, of which $1,600,355 was converted to Common Stock in the July 12, 2017 private placement. The Company also received $413,670 in convertible notes payable and $3,510,000 in a private placement of Common Stock.

Off Balance Sheet Arrangements

As of June 30, 2017, and 2016, we had no off-balance sheet arrangements. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

Significant Accounting Policies and Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are not choosing to “opt out” of this provision. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. As a result of our election, not to “opt out” of Section 107, the Company’s financial statements may not be comparable to companies that comply with public company effective dates.

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

Revenue Recognition and Sales — The Company’s sales of its MelCancerVac colorectal cancer treatment have been limited to a compassionate use basis in Singapore after stage IIA trials and the vaccine is not currently approved for sale for any other use or location. The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), FASB ASC 605 Revenue Recognition. The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collection of the resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer.

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

Recently Enacted Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements, see “Note 1: Recent Accounting Pronouncements” in the financial statements included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The registrant is a smaller reporting company and is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

4397 South Albright Drive, Salt Lake City, UT 84124

(801) 277-2763 Phone ● (801) 277-6509 Fax

Board of Directors

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

Stumpedyssevej 17, 2970

Hørsholm, Denmark

We have audited the accompanying consolidated balance sheets of DanDrit Biotech USA, Inc. and Subsidiary as of June 30, 2017 and 2016, and the related consolidated statements of operations, consolidated other comprehensive income, consolidated stockholders’ equity (deficit) and consolidated cash flows for the years ended June 30, 2017 and 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting for the years ended June 30, 2017 and 2016. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the years ended June 30, 2017 and 2016. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of DanDrit Biotech USA, Inc. and Subsidiary as of June 30, 2017 and 2016, and the consolidated results of their operations and their consolidated cash flows for the for the years ended June 30, 2017 and 2016, in conformity with generally accepted accounting principles in the United States of America.

/s/ Gregory & Associates, LLC

September 28, 2017

Salt Lake City, Utah

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	For the Year Ended
	June 30, 2017	June 30, 2016
ASSETS
Current Assets:
Cash	$3,941,712	$23,368
Other receivables	223,777	695,418
Prepaid expenses	33,391	13,693

Total Current Assets	4,198,880	732,479

Property and Equipment, net accumulated depreciation	-	-

OTHER ASSETS:
Definite life intangible assets	124,393	135,743
Deposits	2,739	2,609
Loan Receivable	196,140	-
Total Other Assets	323,272	138,352

Total Assets	4,522,152	870,831

The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	For the Year Ended
	June 30, 2017	June 30, 2016
LIABILITIES

Current Liabilities:
Notes payable - related party, current portion	1,688,171	102,882
Accounts payable - trade	434,973	1,087,758
Accounts payable - related party	235,000	97,357
Convertible notes payable-related party, (net of discounts of $11,997 and $0, respectively)	401,673	-
Accrued expenses	229,601	220,232

Total Current Liabilities	2,989,418	1,508,229

Total Liabilities	2,989,418	1,508,229

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock; par value 0.0001, 100,000,000 shares authorized, 12,433,290 shares issued and outstanding at June 30, 2017; 9,533,290 shares issued and outstanding at June 30, 2016	1,243	953
Additional paid-in capital	29,872,183	25,098,050
Accumulated Deficit	(28,693,524)	(26,300,694)
Other comprehensive income (Loss), net	352,832	564,293
Total Stockholders' Equity (Deficit)	1,532,734	(637,398)

Total Liabilities and Stockholders’ (Deficit)	$4,522,152	$870,831

The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended
	June 30,	June 30,
	2017	2016
Net Sales	$-	$42,769

Cost of Goods Sold	-	5,275

Gross Profit (Loss)	-	37,494
Operating Expenses:
General and administrative expenses	1,560,332	1,229,865
Research and development expenses	62,763	804,188
Depreciation and Amortization	14,528	27,395
Consulting expenses	1,012,804	96,976

Total Operating Expense	2,650,427	2,158,424

Loss from Operations	(2,650,427)	(2,120,930)
Other Income (Expense)
Interest and other (expense)	(11,210)	(10)
Interest (expense) – related party	(15,049)	(2,354)
Gain (loss) on currency transactions	218,979	(74,732)
Interest and other income	-	-
Total Other Income (Expense)	192,720	(77,096)

Loss Before Income Taxes	(2,457,707)	(2,198,026)
Income Tax Expense (Benefit)	(64,877)	(462,787)
Net Loss	(2,392,830)	(1,735,239)

BASIC AND DILUTED LOSS PER SHARE	$(0.20)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC AND DILUTED	12,266,441	9,533,290

WEIGHTED AVERAGE BASIC AND DILUTED LOSS PER SHARE	$(0.20)	$(0.18)

The accompanying notes are an integral part of these financial statements.

F-4

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	For the Year Ended
	June 30,	June 30,
	2017	2016

(Net Loss)	$(2,392,830)	$(1,735,239)
(Currency Translation, Net of Taxes)	(211,461)	20,701

(Other Comprehensive Loss)	$(2,604,291)	$(1,714,538)

The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

For the Years Ended June 30, 2017, June 30, 2016, and June 30, 2015

			Additional	Accumulated	Other
	Common Stock		Paid in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)

BALANCE, June 30, 2015	9,533,290	$953	$25,098,050	$(24,565,455)	$543,592

Equity Adjustment for Foreign Currency Translation for the year ended June 30, 2016.	-	-	-	-	20,701

Net Loss for the year Ended June 30, 2016	-	-	-	(1,735,239)	-

BALANCE, June 30, 2016	9,533,290	$953	$25,098,050	$(26,300,694)	$564,293

Imputed intrinsic value and interest for the Convertible Notes issued July 1, 2016, July 21, 2016, August 24, 2016, September 21, 2016, and March 9, 2017	-	-	32,182	-	-

Options to purchase 900,000 common shares at $2.00 per share issued as compensation to officers and director on September 15, 2016.	-	-	626,487	-	-
Warrants to purchase 100,000 common shares at $1.30 per share for consulting services April 21, 2017	-	-	115,754	-	-
Common shares issued on June 9, 2017 in connection with a consulting agreement.	200,000	20	489,980	-	-

Private placement of 2,700,000 units at $1.30 per unit. Units consists of 2,700,000 common shares, and warrants to purchase 5,400,000 common shares at $1.30 per share	2,700,000	270	3,509,730	-	-

Equity Adjustment for Foreign Currency Translation for the Year Ended June 30, 2017	-	-	-	-	(211,461)

Net Loss for the Year Ended June 30, 2017	-	-	-	(2,392,830)	-

BALANCE, June 30, 2017	12,433,290	$1,243	$29,872,183	$(28,693,524)	$(352,832)

The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended
	June 30,	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net (Loss)	$(2,392,830)	$(1,735,239)

Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	14,528	27,395
Non-cash compensation	1,232,241	-
Accretion of discount on notes payable	20,185	-
Accrued Interest on Notes Payable – Related Party	2,358	2,354
Changes in assets and liabilities:
(Increase) decrease in other receivable,	471,641	(263,293)
(Increase) decrease in prepaid expenses & deposits	(19,828)	(13,730)
Increase (decrease) in accounts payable	(652,785)	574,975
Increase (decrease) in accounts payable – related party	137,643	(268,678)
Increase (decrease) in accrued expenses	9,369	203,927

Total Adjustments	1,215,352	262,950

Net Cash (Used) by Operating Activities	(1,177,478)	(1,472,289)

Cash Flows from Investing Activities:
Net decrease (increase) in cash held in escrow	-	1,052,989
Net decrease (increase) in notes receivable	(196,140)	-
Net Cash Used by Investing Activities	(196,140)	1,052,989

Cash Flows from Financing Activities:
Proceeds from notes payable - related party	1,582,931	-
Proceeds from convertible notes payable – related party	413,670	-
Proceeds from issuance of common stock units	3,510,000	-
Net Cash Provided by Financing Activities	5,506,601	-

(Gain) loss on Currency Translation	(214,639)	21,523

Net Increase (Decrease) in Cash and Cash Equivalents	3,918,344	(397,777)

Cash and Cash Equivalents at Beginning of Period	23,368	421,145
Cash and Cash Equivalents at End of Period	3,941,712	23,368
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for
Interest	21,560	-
Income Taxes	64,003	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount for imputed interest on non-interest bearing Convertible Notes Payable	$14,888	$-
Discount for beneficial conversion feature of Convertible Notes Payable	17,294	-
Amortization of discount on convertible notes payable	20,185	-
Compensation for the issuance of warrants for consulting	115,754
Compensation for the issuance of stock options to officers and directors	626,487	-
Compensation for the issuance of stock for consulting services	490,000	-

The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation - DanDrit Biotech USA, Inc. (“DanDrit USA”, the “Company”, “we”, “us”, or “Parent”) (formerly Putnam Hills Corp) was originally incorporated in the State of Delaware on January 18, 2011 as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.

DanDrit BioTech A/S, a Danish corporation was incorporated on April 1, 2001 (“DanDrit Denmark”) a 96.92% owned subsidiary of the Company. The Company engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer

Year End - In June 2015, DanDrit USA’s Board of Directors (the “Board”) approved a change to its fiscal year end from December 31 to June 30.

Reverse Acquisition - On February 12, 2014, pursuant to the Share Exchange Agreement (the "Share Exchange Agreement"), DanDrit USA completed the acquisition of 100% of the issued and outstanding capital stock of DanDrit Denmark (the “Share Exchange”) and as a result became DanDrit Denmark’s parent company. Prior to the Share Exchange there were 5,000,000 shares of the common stock, par value $.0001 per share (the “Common Stock”) of Parent outstanding. Parent and an existing shareholder agreed to cancel 4,400,000 shares of its Common Stock and issued 1,440,000 shares of Common Stock for legal and consulting services related to the Share Exchange and a future public offering. At the time of the Share Exchange each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of Common Stock, for a total of 6,000,000 shares, resulting in 8,040,000 shares of Common Stock outstanding immediately following the Share Exchange, including 185,053 shares of Common Stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the DanDrit Denmark shareholders who have not consented to the Share Exchange (the “Non-Consenting Shareholders”), and deemed issued and outstanding for accounting purposes.

Consolidation - For the years ended June 30, 2017 and 2016, the consolidated financial statements include the accounts and operations of the DanDrit Denmark, and the accounts and operations of DanDrit USA. All material inter-company transactions and accounts have been eliminated in the consolidation.

Functional Currency / Foreign currency translation - The functional currency of DanDrit Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during years ended June 30, 2017 and 2016. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institution in the in Denmark and in the United States in excess of federally insured States amounts at June 30, 2017 and 2016 of $3,441,711 and $0, respectively.

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

Research and Development Expenses - The Company expenses research and development expenses incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our MAGE –A dendrite cell cancer therapy. Research and development expenses were included in operating expenses for the year ended June 30, 2017 and year ended June 30, 2016 with the amount of $62,763 and $804,188, respectively.

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share - The Company calculates earnings/(loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the twelve months ended June 30, 2017 and June 30, 2016, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential common shares is anti-dilutive.

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

 Stock Options and Warrants - The Companies has granted stock options to certain employees, officers and directors. See Note 10. During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and warrants. The Company accounts for options and warrants in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $1,232,241 and $0 have been recognized for the vesting of options and warrants granted to employees and consultants with an associated recognized tax benefit of $0 and $0 for the years ended June 30, 2017 and 2016, respectively.

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

Reclassification - The financial statements for the year ended June 30, 2016, have been reclassified to conform to the headings and classifications used in the June 30, 2017 financial statements.

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2017 and 2016:

	Useful Life	June 30, 2017	June 30, 2016
Lab equipment and instruments	4-6	$168,627	$163,959
Computer equipment	4-6	57,754	56,155
		226,381	220,114
Less Accumulated Depreciation		(226,381)	(220,114)
Net Property and Equipment		$-	$-

Depreciation expense amounted to $0 and $0 for years ended June 30, 2017 and 2016, respectively. The Company’s property and equipment is held as collateral on the notes payable related party.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — DEFINITE-LIFE INTANGIBLE ASSETS

At June 30, 2017 and 2016, definite-life intangible assets, net of accumulated amortization, consist of patents on the Company’s products and processes of $124,393 and $135,743, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the year ended June 30, 2017 and 2016 was $19,781 and $27,396, including $0 and $12,048, respectively in losses on abandoned assets. Expected future amortization expense for the years ended are as follows:

Year ending June 30,
2018	$14,794
2019	14,794
2020	14,835
2021	14,794
2022	14,794
Thereafter	46,938
$120,949

NOTE 4 — NOTE RECEIVABLE

On July 14, 2017, the Company agreed to loan to a biopharmaceutical company up to $500,000 in exchange for a promissory note executed by the Company. The note matures on July 13, 2020, bears interest of 5% per annum and can be repaid early without penalty. The Company may accelerate payment under the note upon certain events of default provided therein, whereby all amounts owed will become immediately due and payable. The loan is a long-term debt obligation as defined in Item 303(a)(5)(ii)(A) of Regulation S-K that is material to the Company. As of June 30, 2017, the Company has loaned the biopharmaceutical company $196,140 with up to an additional $303,860 agreed to be lent.

The following represents the future maturities of long-term receivables as of June 30, 2017:

Year ending June 30,
2018	-
2019	-
2020	196,140
2021	-
2022	-
Thereafter	-
$196,140

NOTE 5 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consists of the following as of June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Non-Interest Bearing Loan Payable Sunrise Financial Group Inc.	$38,235	$38,235
Note Payable ML Group	-	17,414
Advances to purchase common shares in connection with private placement	1,600,355	-
6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC	49,581	47,233
Total Notes Payable – Related Party	1,688,171	102,882
Less Current Maturities	(1,688,171)	(102,882)
Note Payables – Related Party Long Term	$-	$-

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — NOTES PAYABLE – RELATED PARTY (continued)

The following represents the future maturities of long-term debt as of June 30, 2017:

Year ending June 30,
2017	1,688,171
2018	-
2019	-
2020	-
2021	-
Thereafter	-
$1,688,171

As of June 30, 2017, the outstanding balance of $38,235 for professional fees paid by a shareholder and amounts advanced to the Parent are reported as notes payable - related party. The $38,235 notes payable were acquired in the reverse acquisition. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

A 6% promissory note payable to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange.  As of June 30, 2017 and 2016, the outstanding balance on the note, including accrued interest, was $49,581 and $47,233, respectively. During the year ended June 30, 2017 and the year ended June 30, 2016 the Company recorded related party interest on the note of $2,348 and $2,354, respectively.

The Company has recorded $1,600,355 in advances – related party for funds received as of June 30, 2017 in connections with the July 12, 2017 private placement. On July 12, 2017, the advances were converted into units at $1.30 per unit. The units consist of 1,231,043 common shares and warrants to purchase 2,462,086 common shares at $1.30 per share, expiring July 12, 2022.

NOTE 6 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY

Convertible Notes payable to related parties consist of the following as of June 30, 2017 and June 30, 2016:

	June 30, 2017	June 30, 2016
Non-Interest Bearing Notes Payable Paseco ApS	$120,300	$-
Non-Interest Bearing Notes Payable Equine Invest APS/Po-Ma Aps	240,600	-
Non-Interest Bearing Notes Payable TBC A/S	52,770	-
Less Discount	(11,997)	-
Total Convertible Notes Payable – Related Party	401,673	$-
Less Current Maturities	(401,673)	-
Net Convertible Note Payables – Related Party Long Term	$-	-

The following represents the future maturities of short-term debt as of June 30, 2017:

Year ending June 30,
2018	413,670
2019	-
2020	-
2021	-
2022	-
Thereafter	-
413,670

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued)

On July 1, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with an entity controlled shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of Common Stock at $2.00 per share. As the Company’s Common Stock was trading at $2.05 on August 24, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,639. The interest is being amortized to expense using the effective interest method through the December 31, 2017 maturity. For twelve months ended June 30, 2017 and June 30, 2016, interest expense of $11,045 and $0, respectively, was recorded for the amortization of the discount.

On July 19, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with an entity controlled shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of Common Stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,555. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the twelve months ended June 30, 2017 and June 30, 2016, interest expense of $1,656 and $0, respectively, was recorded for the amortization of the discount.

On August 24, 2016, the Company entered into a non-interest bearing convertible note for $90,225. Later acquired by an entity controlled by a board member and shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of Common Stock at $2.00 per share. As the Company’s Common Stock was trading at $2.05 on August 24, 2016 the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $2,256. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $3,577. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For twelve months ended June 30, 2017 and June 30, 2016, interest expense of $3,616 and $0, respectively, was recorded for the amortization of the discount.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued)

On September 21, 2016, the Company entered into a non-interest bearing convertible note for $150,375. Later acquired by an entity controlled by a board member and shareholder of the Company. The note matures December 31, 2017. The note is convertible into shares of Common Stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $5,630. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the twelve months ended June 30, 2017 and June 30, 2016, interest expense of $3,382 and $0, respectively, was recorded for the amortization of the discount.

On March 9, 2017, the Company entered into a non-interest bearing convertible note for $52,770 with an entity controlled by shareholder and board member of the Company. The note matures June 30, 2017. The note is convertible into shares of Common Stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $486. The interest will be amortized to expense using the effective interest method through the June 30, 2017 maturity. For the twelve months ended June 30, 2017 and June 30, 2016, interest expense of $486 and $0, respectively, was recorded for the amortization of the discount.

NOTE 7 — LEASES

Operating Leases — The Company leases laboratory and production space under an operating lease agreement which terminates on September 30, 2017.  The lease calls for monthly payments of DKK 6,575 (approximately $1,009 at June 30, 2017).

The Company has an agreement for use of virtual office space at a rate of $450 per month on a month-to-month basis, which can be terminated by either party on one month’s notice.

For the twelve months ended June 30, 2017 and June 30, 2016 the lease expense charged to operations was $16,914 and $15,744, respectively.

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

As of June 30, 2017 and 2016, the Company had net operating loss carryforwards of approximately $11,465,000 and $10,136,400, respectively, giving rise to deferred tax assets of $2,522,287 and $2,230,008, respectively for Danish tax purposes which do not expire.

As of June 30, 2017 and 2016, the Company had net operating loss carryforwards of approximately $1,504,003 and $934,920, respectively, giving rise to deferred tax assets of $511,361 and $328,072, respectively for United States tax purposes which expire in 2036.

The Company files Danish and U.S. income tax returns, and they are generally no longer subject to tax examinations for years prior to 2008 for their Danish tax returns and 2012 for their U.S. tax returns.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INCOME TAXES (continued)

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at June 30, 2017 and 2016:

	June 30,
	2017	2016
Excess of Tax over book depreciation Fixed assets	$6,753	$7,660
Excess of Tax over book depreciation Patents	4,975	870
Net Operating Loss Carryforward	3,033,648	2,558,080
Valuation Allowance	(3,045,376)	(2,566,610)
Total Deferred Tax Asset (Liabilities)	$-	$-

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the year ended June 30, 2017 and the year ended June 30, 2016:

	June 30,
	2017	2016
Computed Tax at Expected Statutory Rate	$(835,620)	$(747,329)
Non-US Income Taxed at Different Rates	47,252	236,700
Non-Deductible expenses / other items	244,725	32,209
Valuation allowance	478,766	15,633
Income Tax Expense	$(64,877)	$(462,787)

The components of income tax expense (benefit) from continuing operations for the year ended June 30, 2017 and the year ended June 30, 2016 consisted of the following:

	June 30,
Current Tax Expense	2017	2016
Danish Income Tax (Benefit)	$(64,877)	$(462,787)
Total Current Tax Expense (Benefit)	$(64,877)	$(462,787)

Deferred Income Tax Expense (Benefit)
Excess of Tax over Book Depreciation Fixed Assets	907	2,580
Excess of Tax over Book Depreciation Patents	(4,105)	4,690
Net Operating Loss Carryforwards	(475,568)	(22,903)
Change in the Valuation allowance	478,766	15,633
Total Deferred Tax Expense	$-	$-

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive Common Stock for the years ended June 30, 2017 and 2016:

	For the Year Ended	For the Year Ended
	June 30,	June 30,
	2017	2016
Net (Loss)	$(2,392,830)	$(1,735,239)
Weighted average number of common shares used in basic earnings per share	12,266,441	9,533,290
Effect of dilutive securities, stock options and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	12,266,441	9,533,290

The following Common Stock equivalents were not included in the calculation of dilutive common shares outstanding as the effect would be anti-dilutive.

For the years ended June 30, 2017 and 2016, the Company had 900,000 and zero (0) options outstanding to purchase common shares, respectively. The options vested upon grant, contain certain anti-dilution provisions that provide for anti-dilution in the sole discretion of the board and expire December 31, 2019.

For the years ended June 30, 2017 and 2016, the Company had 5,500,000 and zero (0) warrants outstanding to purchase common shares at $1.30 per share, respectively.  Each warrant vested upon issuance and expires five years from issuance.

At June 30, 2017, the Company had five convertible notes payable totaling $413,670 which are convertible into 206,835 common shares.

At June 30, 2017, the Company had related party notes payable totaling $1,600,335 that were used to subsequently purchase 1,231,561 Units on July 12, 2017 consisting of 1,231,561 share of Common Stock and warrants to purchase 2,463,122 shares of Common Stock for $1.30 each share expiring July 12, 2022.

NOTE 10 — STOCKHOLDERS’ EQUITY

Common Stock — The Company has 100,000,000 authorized shares of Common stock $0.0001.  As of June 30, 2017 and 2016 there were 12,433,290 and 9,533,290 shares issued and outstanding, respectively.

Voting-  Holders of the Company’s Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

Dividends- Holders of the Company’s Common Stock are entitled to receive ratably such dividends as our Board from time to time may declare out of funds legally available.

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

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STOCKHOLDERS’ EQUITY (continued)

 Common Stock Issuances - Pursuant to a private placement offering the Company sold 2,700,000 units consisting of 2,700,000 common shares and warrants to purchase 5,400,000 common shares for $3,510,000 or $1.30 per unit. The warrants are exercisable at $1.30 per share expiring through May 15, 2022. The Company effected the issuances of the shares of Common Stock from April 21, 2017 to May 15, 2017.

On June 9, 2017, the Company issued 200,000 common shares valued at $490,000 in connection with a consulting agreement at $2.45 per share.

Share Exchange Agreement / Reverse Acquisition - On February 12, 2014, in accordance with the terms and conditions of the Share Exchange Agreement, we completed the acquisition of approximately 100% of the issued and outstanding capital stock of DanDrit Denmark and as a result became DanDrit Denmark’s parent company. In connection with the Share Exchange, each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of DanDrit USA’s common stock, par value $0.0001 per share (the “Common Stock”) for an aggregate of 6,000,000 shares, including 185,053 shares of Common Stock reserved for issuance, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, to the DanDrit Denmark shareholders who did not consent to the Share Exchange and deemed issued and outstanding for accounting purposes. In addition, in connection with the Share Exchange (1) the sole shareholder prior to the Share Exchange agreed to cancel 4,400,000 shares of outstanding Common Stock owned by it and (2) the board of directors and executive management of DanDrit Denmark was appointed to serve as the Board of Directors and executive management of DanDrit USA effective upon the resignation of the sole officer and director of DanDrit USA prior to the closing of the Share Exchange.

Stock Options — On September 15, 2016, Parent’s Board of Directors approved the grant of stock options to employees, officers, and directors of the Company. The Board granted 300,000 options at a strike price of $2.00 per share to each of Eric Leire, APE Invest A/S for Aldo Petersen and N.E. Nielson, in consideration of their service to the Company, for an aggregate of 900,000 options. The options vested upon grant, contain certain anti-dilution provisions that provide for anti-dilution in the sole discretion of the board, and expire December 31, 2019.

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

The Company recognized stock based compensation expense related to the options of $626,487 and $0 for the years ended June 30, 2017 and 2016, respectively. At June 30, 2017, the Company had approximately $0 of unrecognized compensation cost related to non-vested options.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the options outstanding at June 30, 2017 is presented below:

		Options Outstanding			Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	$2.00	900,000	2.5	$2.00	900,000	$2.00
Total	-	900,000	2.5	$2.00	900,000	$2.00

A summary of the status of the options for the nine months ended June 30, 2017, and changes during the period are presented below:

	June 30, 2017
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	0	$-	-	$-
Granted	900,000	2.00	2.5	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	900,000	$2.00	2.5	$-
Vested and expected to vest	900,000	$2.00	2.5	$-
Exercisable end of period	900,000	$2.00	2.5	$-

At June 30, 2017, all options issued are exercisable. The total intrinsic value of options at June 30, 2017 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2017 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the status of common shares which can be purchased underlying the warrants outstanding at June 30, 2017 is presented below:

	Equivalent Shares Underlying Warrants Outstanding			Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	5,500,000	4.9	$1.30	5,500,000	$1.30
Total	5,500,000	4.9	$1.30	5,500,000	$1.30

At June 30, 2017, the Company had 0 non-vested warrants. The Company recorded non-cash compensation expense of $115,754 and $0 for the year ended June 30, 2017 and 2016 related to the 100,000 warrants issued for consulting services on April 21, 2017. The warrants were valued using the Black-Scholes option pricing model using the following assumptions 5 year expected term, 188% volatility, 1.77% risk free interest rate and 0% dividend yield.

The exercise price of certain warrants and the number of shares underlying the warrants are subject to adjustment for stock dividends, subdivisions of the outstanding shares of Common Stock and combinations of the outstanding shares of Common Stock. For so long as the warrants remain outstanding, we are required to keep reserved from our authorized and unissued shares of Common Stock a sufficient number of shares to provide for the issuance of the shares underlying the warrants.

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

Clinical Trial Agreements – The Company’s subsidiary, DanDrit Denmark, signed a contract of collaboration with the University Hospital IRCCS “San Martino” - IST – National Institute for Cancer Research, known as the San Martino Hospital of Genoa. Dr. Alberto Sobrero, the Head of the Medical Oncology Unit at the San Martino Hospital, is principal investigator of the randomized multicenter study. The collaboration relates to a Phase III adjuvant study of the Company’s vaccine in patients with no evident disease (“NED”) stage IV colorectal cancer (“CRC”). The primary goal of the study is to evaluate the efficacy of the Company’s MelCancerVac® (“MCV”) in stage IV CRC patients rendered disease free after the completion of standard treatments in accordance with local practices. In May 2017, this contract was terminated.

On April 28, 2015, the Company entered into a service agreement with Fondazione GISCAD per la RicercasuiTumori to support the Company in a clinical trial to be conducted in Italy. In May 2017, this contract was terminated.

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

On April 23, 2015, the Company entered into a collaboration agreement with Riyadh Pharma in Saudi Arabia to promote cooperation in the manufacturing and marketing of the Company’s dendritic cell cancer vaccine.

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

NOTE 12 — RELATED PARTY TRANSACTIONS

JARO Holding ApS is owned by a prior director of the Company, and it provided medical consultancy services to the Company. During year ended June 30, 2017 and, 2016, the Company recorded medical consultancy expense of $0, $44,620, respectively.

During the year ended June 30, 2017 and 2016, a law firm partially owned by the Company’s former Chairman of the Board provided legal services to the Company and recorded legal expense of $268,620 and $105,107, respectively. At June 30, 2017 and June 30, 2016, the Company had an escrow account of $214,876 and $0 and with the DLA Piper Law Firm, previously the Lett Law Firm.

APE Invest is owned by a former director of the Company, and it provided consultancy services to the Company. During year ended June 30, 2017 and, 2016, the Company recorded medical consultancy expense of $280,000 and $0, respectively.

NOTE 13 — SUBSEQUENT EVENT

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. The following material subsequent events occurred.

On July 11, 2017, the Company appointed Robert Wolfe as Chief Financial Officer.

On July 12, 2017, the Company completed a private placement offering of 1,231,561 Units consisting of 1,231,561 shares of Common Stock and warrants to purchase 2,463,122 shares of Common Stock for $1.30 each share expiring July 12, 2022, for total proceeds to the Company of $1,601,029.

On July 14, 2017, the Company agreed to loan a biopharmaceutical company up to $500,000 to fund pre-clinical study programs in exchange for a promissory note. The note matures on July 13, 2020, bears interest of 5% per annum and can be repaid early without penalty. The Company may accelerate payment under the note upon certain events of default provided therein, whereby all amounts owed will become immediately due and payable. The loan is a long-term debt obligation as defined in Item 303(a)(5)(ii)(A) of Regulation S-K that is material to the Company.

On August 30, 2017, the Company issued 62,687 common shares valued at $1.80 per share or $112,837 to Dr. Leire in connection with his employment agreement.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Annual Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the SEC Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2017, the Company had identified deficiencies in internal controls that constituted material weaknesses in internal controls. Due to these material weaknesses, management concluded that internal controls over financial reporting as of June 30, 2017 were not effective, based on COSO’s framework.

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

Changes in Internal Control over Financial Reporting

On March 10, 2016, the Board accepted the amicable resignation of Lone Degn from the Company as its Chief Financial Officer, effective March 10, 2016.

On March 30, 2017, the Board terminated Eric J. Leire as Chief Executive Officer and Chief Financial Officer of the Company, and Mr. Leire resigned, as a director of the Company. The Board also appointed Mr. Aldo Petersen, a Director of the Company, to serve as Chief Executive Officer and for Soren Degn to serve as Chief Financial Officer of the Company.

On June 9, 2017, the Board accepted the amicable resignation of Aldo Petersen as the Chief Executive Officer and as a director of the Company and appointed Dr. Eric Leire to replace Mr. Petersen as the Chief Executive Officer.

On June 9, 2017, the Board also accepted the amicable resignation of Soren Degn as Chief Financial Officer of the Company.

On July 11, 2017, the Board appointed Robert Wolfe as the Chief Financial Officer.

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Effective July 11, 2017, the Company re-appointed Robert Wolfe as the Chief Financial Officer, and DanDrit Denmark entered into a CFO Service Agreement with Crossfield, Inc. a company owned by Mr. Wolfe, a copy of which is filed herewith as Exhibit 10.8. The agreement provides that the Company will pay a signing fee of $7,500 and $90,000 per year for a total of $97,500 subject to annual review and increases by the board of directors of DanDrit Denmark, as it deems appropriate. In addition, the CFO will be entitled to receive reimbursement of all reasonable costs and expenses incurred in connection with the performance of duties.

Item 10. Directors, Executive Officers and Corporate Governance

The following table identifies our current executive officers and directors, their ages, their respective offices and positions, and their respective dates of election or appointment.

Name	Age	Position	Officer/Director Since

Dr. Eric Leire	59	Chief Executive Officer (Principal Executive Officer)	June 2017

Mr. Robert Wolfe	54	Chief Financial Officer (Principal Financial and Accounting Officer)	July 2017

Mr. Renè Sindlev	55	Director	June 2017

Mr. Torben Bjørn Christensen	62	Director	June 2017

Executive officers are appointed by and serve at the pleasure of the Board. Our Certificate of Incorporation provides for the annual election of directors. At each annual meeting of stockholders, our directors will be elected to serve until their respective successors have been elected and qualified.

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

Dr. Eric Patterson Leire, MD, MBA.  Dr. Eric Leire has served as the Chief Executive Officer and a director of DanDrit Denmark since June 2017 and previously from April 2011 to March 2017. Dr. Leire also served for two years as Chief Executive Officer and director of DKTI A/S, a listed Danish investment company from September 2012. Prior to these roles Dr. Leire was a partner at BioFund Venture Capital, a Finnish biotech venture fund, from August 2006 through September 2010 and a partner at Medwell Capital Corp., a Canadian venture fund, from April 2010 through May 2011. Dr. Leire has worked globally for many international pharmaceutical organizations, including Schering-Plough, Pfizer, Inc., Boots Pharmaceuticals Company PLC, Harvard AIDS Institute and bioStrategies Group. Dr. Leire also served as the CEO of U.S. biotech companies APT Therapeutics and Paringenix and currently serves on the board of directors of Novicol Canada. Dr. Leire received his medical degree from the University of Medicine of Grenoble in 1980 and his MBA from ISA-HEC and the Kellogg School of Management at Northwestern University in 1991.

Mr. Robert Wolfe. Robert Wolfe has served as the Chief Financial Officer and Director from January 2014 to April 2015 and has served as Chief Financial Officer since July 2017. Concurrently, Mr. Wolfe is the Chairman and CEO for Advanced Oxygen Technologies Inc. since 1997, the President and CEO of Crossfield, Inc. since 1989. From 1992-1993 he was Vice President and partner for CFI, NY Ltd., a subsidiary of Corporate Financial Investments, PLC, London.

Mr. Renè Sindlev. Mr. Sindlev has served as a director of the Company since June 6, 2017. Mr. Sindlev is the owner of RS Group. ApS, RS Arving ApS, RS Family ApS, Dr Smood ApS, Dr Smood Group Inc., and RS newton ApS. Mr. Sindlev was owner and sold RS Aviation ApS and Gråbrødrestræde ApS. From 2002 to 2012 Mr. Sindlev was the Co-Founder and President of Pandora Jewelry America ApS, which was later sold and listed on NASDAQ DENMARK.

Mr. Torben Bjørn Christensen. Mr. Christensen has served as a director of the Company since June 6, 2017. Mr. Christensen is the Owner and CEO of 9 retail stores within Bike Sport and Boats (Boat Equipment), has 50 % ownership of J J Shipyard in Copenhagen, not less than 50% ownership of PO-Ma Invest and is the sole Owner of TBC Holding A/S. Mr. Christensen has either owned or worked at Gertsen & Olufsen, Scandinavisk Dentalservice, Industri Filter, Schur International, Flexibel Emballage Plast and A.P. Møller – Singapore. Mr. Christensen holds degrees in chemical engineering and economics.

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

Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended June 30, 2017 all filing requirements were timely satisfied except that the following executive officers and directors and 10% holders:

Name/Relationship	Form(s)	Description

Renè Sindlev/Director and 10% holder	Form 3; Form 4	Late filing after March 14, 2016 acquisition of over 10% of Common Stock, late filing after acquisition of 2,700,000 shares of Common Stock and warrants to purchase 5,400,000 shares of Common Stock on April 21, 2017 and late filing after appointment as Director on June 6, 2017. Form 3 was Subsequently filed on July 17, 2017.

Torben Bjørn Christensen/former Director	Form 3	Late filing after appointment as Director on June 6, 2017. Subsequently filed on July 17, 2017.

Karsten Ree	Form 3	Late filing after July 12, 2017 acquisition of over 10% of Common Stock.

Eric Leire/Chief Executive Officer	Form 3	Late filing after appointment as Chief Executive Officer on June 9, 2017. Subsequently filed on September 22, 2017.

Robert Wolfe/Chief Financial Officer	Form 3	Late filing after appointment as Chief Executive Officer on July 11, 2017. Subsequently filed on September 22, 2017.

Code of Ethics

On July 12, 2012, the Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the SEC and others. A form of the Code of Ethics is attached as an exhibit to this report. Requests for copies of the Code of Ethics should be sent in writing to DanDrit Biotech USA, Inc., Stumpedyssevej 17, 2970 Hørsholm, Denmark, Attention: Eric Leire, Chief Executive Officer.

Corporate Governance

Our Board has not adopted procedures by which security holders may recommend nominees to our Board and that has not changed.

Insider Participation Concerning Executive Compensation

The Registrant is a smaller reporting company and is not required to provide this information.

Director Independence

Our Board has determined that Mr. Torben Bjørn Christensen and Mr. Renè Sindlev are each independent as that term is defined in the listing standards of the NASDAQ. In making these determinations, our Board has concluded that neither Mr. Christensen nor Mr. Sindlev has an employment, business, family or other relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 11. Executive Compensation

The following table sets forth certain information with respect to compensation for year ended June 30, 2017 and the ended June 30, 2016 earned by or paid to our named executive officers.

				Stock		Option
Name and Principal Position	Year		Salary ($)	Awards ($)		Awards ($)	Total ($)(1)
Dr. Eric Leire, Chief Executive Officer	2017		270,021	208,829	(2)	-	478,850
	2016	(3)	360,029	-		-	360,029

Robert Wolfe, Chief Financial Officer	2017		-	-		-	-
	2016	(3)	-	-		-	-

Lone Degn, former Chief Financial Officer	2017		95,665	-		-	95,665
	2016	(3)	-	-		-	-

Aldo Petersen, former Chief Executive Officer	2017	(4)	520,000	208,829	(2)	-	728,829
	2016	(3)	-	-		-	-

Soren Degn, former Chief Financial Officer	2017		-	-		-	-
	2016		-	-		-	-

N. E. Nielsen, former Director	2017	(5)	-	208,829	(2)	-	208,829
	2016		-	-		-	-

(1)	All values, except for Stock Awards, are reported on an as-converted basis from Danish Krone (DKK) to U.S. dollars ($) based on the average currency exchange rate of $1.00 = DKK 6.5154, for the year ended June 30, 2017. We do not make any representation that the Danish Krone amounts could have been, or could be, converted into U.S. dollars at such rate on June 30, 2016, or at any other rate.
(2)	Represents the fair value of 300,000 options with a strike price of $2.00 per share granted on September 15, 2016.
(3)	Represents the year ended June 30, 2016.
(4)	Represents Mr. Petersen’s Salary of $240,000 and Consulting Fees to Mr. Petersen’s company APE Invest A/S.
(5)	N. E. Nielsen is a partner and part owner of Lett Law Firm and DLA Piper Law firm which received compensation for services to the Company. For the years ending June 30, 2017 and June 30, 2016, the Company paid the firms $268,620 and $105,107 respectively.

Employment Arrangements

Agreements with Named Executive Officers

During the years ended June 30, 2017 and June 30, 2016, we executed employments agreement with Dr. Leire and Ms. Degn.

Leire Employment Agreement

 Effective June 1, 2017, the Company re-instated an Employment Agreement originally dated February 5, 2012 with Dr. Eric Leire to serve as Dandrit Denmark’s Managing Director, a copy of which is referenced herewith as Exhibit 10.4. Pursuant to the terms and conditions of the Employment Agreement, Dr. Leire will be employed by DanDrit Denmark for an indefinite term unless the agreement is earlier terminated as described below. The Employment Agreement provides that the Dr. Leire will receive a salary of $313,775 per year, paid in equal monthly payments in arrears.

In addition to his salary, Dr. Leire will be entitled to receive: (i) a company car at a value up of $762 per month (monthly lease value) and DanDrit Denmark shall defray all expenses in connection with the maintenance and use of the car; (ii) coverage of all expenses relating to Dr. Leire’s mobile phone, home computer, Internet connection as well as his home phone; (iii) coverage of all the expenses relating to Dr. Leire’s subscription to a fitness club; (iv) a bonus of up to $500,000 per year if Dr. Leire reaches certain conditions as specified in the Employment Agreement; and (v) coverage under the Company’s health care program.

The Company may terminate Dr. Leire’s employment with 6 months prior notice to the end of a month. If DanDrit Denmark terminates Dr. Leire’s employment, he shall be entitled to be released from his duty to work (in Danish “fritstillet”) during the notice period. Dr. Leire may terminate the employment at 3 months’ notice to the end of a month. In case of material breach, the non-defaulting party can terminate the Employment Agreement without notice and can claim damages in accordance with the general Danish law of damages. If Dr. Leire suspends payments, or insolvency proceedings are commenced against his estate, DanDrit Denmark can terminate the employment without notice. The employment shall cease without notice to the end of the month in which Dr. Leire attains the age of 70. The Employment Agreement contains non-competition and non-solicitation clauses.

L. Degn Employment Agreement

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

R. Wolfe CFO Service Agreement

Effective July 11, 2017, the Company re-appointed Robert Wolfe as the Chief Financial Officer, and DanDrit Denmark entered into a CFO Service Agreement with Crossfield, Inc. a company owned by Mr. Wolfe, a copy of which is filed herewith as Exhibit 10.8. The agreement provides that the Company will pay a signing fee of $7,500 and $90,000 per year for a total of $97,500 subject to annual review and increases by the board of directors of DanDrit Denmark, as it deems appropriate. In addition, the CFO will be entitled to receive reimbursement of all reasonable costs and expenses incurred in connection with the performance of duties.

Outstanding Equity Awards as of June 30, 2017

As of June 30, 2017, there were 300,000 options outstanding awarded to Eric Leire. The options have a strike price of $2.00 per share. The options vested upon grant, contain certain anti-dilution provisions that provide for anti-dilution in the sole discretion of the board and expire December 31, 2019.

Board Compensation

For the Year Ended June 30, 2017 the two directors N.E. Nielsen and APE Invest A/S for Aldo Petersen were each compensated with 300,000 options at a strike price of $2.00 per share. The options vested upon grant, contain certain anti-dilution provisions that provide for anti-dilution in the sole discretion of the board and expire December 31, 2019. The compensation options value was $208,829 each. For the year ended June 30, 2016, we did not compensate our directors, or issue any equity awards to our directors, for their services other than to reimburse them for out-of-pocket expenses incurred in connection with their attendance at meetings of the Board.

In order to attract and retain qualified independent directors, we may in the future adopt a compensation plan for non-employee directors that includes cash as well as equity-based compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 28, 2017, certain information regarding the beneficial ownership of the shares of Common Stock of DanDrit USA, of (i) our named executive officers, (ii) our directors and (iii) each person known to us who is known to be the beneficial owner of more than 5% of the shares of Common Stock in DanDrit USA. In accordance with the rules of the SEC, “beneficial ownership” includes voting or investment power with respect to securities. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless indicated otherwise, the address for the beneficial holders is c/o DanDrit Biotech USA, Inc. Stumpedyssevej 17, 2970 Hørsholm, Denmark.

Beneficial ownership of the Common Stock is determined in accordance with the rules of the SEC and includes any shares of Common Stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock held by them. Applicable percentage ownership in the following table is based on 13,727,538 shares of Common Stock outstanding as of September 28, 2017 plus, any securities that the individuals included in this table have the right to acquire within 60 days of September 28, 2017.

	Dandrit Biotech USA Inc.
Name of Beneficial Owner	Number of Shares	% Ownership

Directors/Officers:
Eric Jean Marie Leire, Chief Executive Officer (1)	371,302	1.63%
Robert Wolfe, Chief Financial Officer	-	-
Renè Sindlev, Director (2)	9,170,869	40.23%
Torben Bjørn Christensen, Director (3)	667,605	2.93%
Aldo Petersen, former Chief Executive Officer and former Director (5)	300,000	1.32%
Soren Degn, former Chief Financial Officer	-	-
Lone Degn, former Chief Financial Officer	-	-
N. E Nielsen, former Chairman of the Board (6)	300,000	1.32%
Directors/Officers Total (7 persons):	10,809,776	47.42%

5% Shareholders:

RS Group ApS (2)	9,170,869	40.23%
Karsten Ree (4)	3,700,000	16.23%

5% Shareholders Total:	12,870,869	56.46%
Total:	14,509,776	63.65%

* Indicates less than 1%.

(1)	Includes 300,000 options to purchase 300,000 shares of Common Stock and 71,302 shares of Common Stock.

(2)	Includes 3,270,869 shares of Common Stock and 5,400,000 immediately exercisable warrants to purchase shares of Common Stock owned of record by RS Group ApS, a Danish entity. The sole voting and disposition power of the shares owned by RS Group ApS is held by Renè Sindlev, our Director. Mr. Sindlev’s address is Stumpedyssevej 17, 2970 Horsholm, Denmark.
(3)	Includes (i) 484,250 shares of Common Stock owned of record by Po-Ma Invest Aps, a Danish entity, (ii) promissory notes immediately convertible into 120,300 shares of Common Stock owned of record by Po-Ma Invest Aps and (iii) a promissory note immediately convertible into 26,385 shares of Common Stock owned of record by TBC Invest A/S, a Danish entity. The sole voting and disposition power of the shares owned by Po-Ma Aps and TBC Invest A/S is held by Torben Bjørn Christensen. Mr. Christensen’s address is Oeveroedvej 36B, 2840 Holte, Denmark.
(4)

Includes 1,000,000 shares of Common Stock and 2,000,000 immediately exercisable warrants to purchase shares of Common Stock owned by Karsten Ree personally and 700,000 shares of Common Stock held by Karsten Ree Holding I ApS, a Danish entity.  The sole voting and disposition of the shares owned by Karsten Ree Holding I ApS is held by Karsten Ree. Mr. Ree’s address is Generatorvej 8 B, 2860 Soeborg, Denmark.

(5)	Includes 300,000 options to purchase 300,000 shares of Common Stock beneficially held by APE Invest A/S, an entity which Mr. Petersen controls.
(6)	Includes 300,000 options to purchase shares of Common Stock beneficially held by N.E. Nielsen.

Item 13. Certain Relationships and Related Transactions and Director Independence

Described below are transactions or series of transactions that occurred from July 1, 2016 through the date of this Annual Report (the “Reporting Period”) between us and our executive officers, directors or the beneficial owners of 5% or more of our Common Stock, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

 During the year ended June 30, 2017 and the year ended June 30, 2016, a law firm partially owned by the Registrant’s then Chairman of the Board provided legal services to the Company and recorded legal expense of $268,620 and $105,107, respectively.

On February 11, 2014, RS Group ApS, an entity controlled by Mr. Sindlev, purchased 395,000 shares of Common Stock. On September 29, 2015, RS Group ApS purchased 120,000 shares of Common Stock. On March 14, 2016, RS Group ApS purchased 555,869 shares of Common Stock, after which Mr. Sindlev became the beneficial owner of greater than 10% of Registrant’s outstanding Common Stock.

On March 7, 2017 TBC Invest A/S, an entity controlled by Torben Bjørn Christensen, a current director, purchased a convertible promissory note from the Company in the amount of $52,770. On or about the same date, Mr. Christensen, through Po-Ma ApS, an entity he also controls, privately purchased convertible promissory notes in the Amount of $90,225 and $150,375 from Equine Invest ApS, a stockholder of the Company. Both of these transactions took place prior to Mr. Christensen’s appointment as a director of the Company. Subsequently, the Company agreed to amend the notes by TBC Invest A/S and Po-Ma ApS to change the conversion rate from $2.00 per share to $1.60 per share. All of the notes mature on December 31, 2017 and do not accrue interest pursuant to the terms of the notes, as amended.

On April 21, 2017, RS Arving ApS, an entity controlled by Mr. Sindlev purchased 500,000 shares of Common Stock and 1,000,000 warrants to purchase shares of Common Stock for $650,000, and RS Group ApS, an entity controlled by Mr. Sindlev, purchased 2,200,000 shares of Common Stock and 4,400,000 warrants to purchase shares of Common Stock for $2,860,000 in the Registrant’s private placement offering more fully described in the its Current Report on Form 8-K, filed on May 1, 2017. RS Arving ApS subsequently assigned all of its shares and warrants to RS Group ApS, and RS Arving ApS no longer owns any shares or warrants.

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

Item 14. Principal Accounting Fees and Services

The following information sets forth fees billed to us by Gregory & Associates, LLC during the years ended June 30, 2017 and June 30, 2016 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

Audit Fees

The aggregate fees billed by Gregory & Associates LLC for such professional services were $56,474 for the year ended June 30, 2017 and for the year ended June 30, 2016 were $55,800.

Audit-Related Fees

There were no fees billed Gregory & Associates LLC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the year ended June 30, 2017 and for the year ended June 30, 2016.

Tax Fees

There were no fees billed by Gregory & Associates LLC for tax services for the years ended June 30, 2017 and June 30, 2016.

All Other Fees

The aggregate fees billed by Gregory & Associates for such professional services, including reading, consents and pro-formas associated with the Company’s contemplated transaction with OncoSynergy were $30,000 for the year ended June 30, 2017 and $0 for the year ended June 30, 2016.

Audit Committee’s Pre-Approval Process

The Board, which acts as the audit committee, approves all audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1	Share Exchange Agreement dated February 12, 2014 (1)

2.2	Share Cancellation Agreement dated February 12, 2014 (1)

3.1	Certificate of Incorporation (2)

3.2	Bylaws (2)

3.3	Articles of Association of DanDrit Denmark, as amended, dated February 26, 2004 (1)

3.4	Agreement and Plan of Share Exchange, dated February 12, 2014 (1)

4.1	Form of Common Stock Certificate (3)

10.1	Intellectual Property Assignment by and between DanDrit Denmark and Alexei Kirkin dated June 5, 2002 (1)

10.2	Collaboration Agreement by and between DanDrit Denmark and National Cancer Centre of Singapore Pte Ltd. dated November 11, 2008 (1)

10.3	Master Services Agreement by and between DanDrit Denmark and Aptiv Solutions (UK) Ltd dated October 11, 2011 (1)

10.4	Employment Agreement by and between DanDrit Denmark and Dr. Eric Leire dated February 5, 2012, re-instated as of June 1, 2017 (1)+

10.5	Lease Agreement by and between Symbion A/S and DanDrit Denmark dated July 8, 2013 (1)

10.6	Consulting Agreement by and between DanDrit Denmark and Paseco ApS dated February 11, 2014 (1)

10.7	DanDrit Biotech USA, Inc. 2014 Equity Incentive Plan (1)

10.8	CFO Service Agreement by and between DanDrit Denmark and Mr. Robert Wolfe effective July 11, 2017 *+

10.9	Promissory Note dated July 14, 2017 (5)

Exhibit No.	Description
10.10	Form of Subscription Agreement (6)

10.11	Form of Warrant (6)

14.1	Code of Ethics (7)

21	Subsidiary

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

+	Agreement with management.
*	Filed herewith.
**	Furnished herewith.
(1)	Filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on February 14, 2014.
(2)	Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 12, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 16, 2014, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s Form S-1/A filed with the SEC on June 23, 2014 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 20, 2017 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 1, 2017 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on July 17, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2017	DANDRIT BIOTECH USA, INC.

	By:	/s/ Eric Leire
Eric Leire
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert Wolfe
Robert Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Eric Leire	Chief Executive Officer and Director	September 29, 2017
Dr. Eric Leire	(Principal Executive Officer)

/s/ Robert Wolfe	Chief Financial Officer	September 29, 2017
Robert Wolfe	(Principal Financial and Accounting Officer)

/s/ René Sindlev	Director	September 29, 2017
René Sindlev

/s/ Torben Bjørn Christensen	Director	September 29, 2017
Torben Bjørn Christensen

