Form 10-K/A
period 2017-06-30
DanDrit Biotech USA, Inc.
filed 2017-11-20
CIK 1527728

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of November 20, 2017, the number of shares of the registrant’s classes of common stock outstanding was 13,727,538.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Dandrit Biotech USA Inc.

Explanatory Note

Dandrit Biotech USA Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K for the fiscal year ended June 30, 2017, which was originally filed September 29, 2017 (the “Original Filing”), to amend and restate Item 1of Part I, “Business”; Item 5 of Part II “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”; Item 7 of Part II, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Item 8 of Part II, “Financial Statements and Supplementary Data” with respect to (1) the engagement of a consultant on April 21, 2017 and the compensation valuation of the 200,000 common shares of the Company’s common stock (2) disclosure of significant account policies related to Nonemployee Share-Based Payments and (3) to update certain subsequent events; and Item 13 of Part II “Certain Relationships and Related Transactions and Director Independence”.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. The Amendment does include changes to the consolidated financial statements and, modifies or updates disclosures in the Original Filing.  Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing.

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

Recent Developments

On April 21, 2017, the Company engaged a consultant to improve the efficacy of the Company’s vaccine protocol MCV. The compensation to the consultant was $75,000 plus 200,000 common shares of the Company’s stock valued at $240,000.

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

Recent Developments

On April 21, 2017, the Company engaged a consultant to improve the efficacy of the Company’s vaccine protocol MCV. The compensation to the consultant was $75,000 plus 200,000 common shares of the Company’s stock valued at $240,000.

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

	For the Year Ended
	June 30,
	2017	2016
Net Sales	$-	$42,769

Cost of Goods Sold	-	5,275

Gross Profit (Loss)	-	37,494
Operating Expenses:
General and administrative expenses	1,560,332	1,229,865
Research and Development expenses	62,763	804,188
Depreciation and Amortization	14,528	27,395
Consulting expenses	762,804	96,976

Total Operating Expense	2,400,427	2,158,424

Income (Loss) from Operations	(2,400,427)	(2,120,930)
Other Income (Expense)
Interest (Expense)	(11,210)	(2,364)
Interest (Expense), Related Party	(15,049)	-
Gain (loss) on currency transactions	218,979	(74,732)
Gain on derivative liability	-	-
Interest and other income	-	-

Total Other Income (Expense)	192,720	(77,096)

Loss Before Income Taxes	(2,207,707)	(2,198,026)
Income Tax Expense (Benefit)	(64,877)	(462,787)
Net Loss	(2,142,830)	(1,735,239)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,266,441	9,533,290

	For the Year Ended
	June 30,
	2017	2016

(Net Loss)	$(2,142,830)	$(1,735,239)
(Currency Translation, Net of Taxes)	(211,461)	20,701

(Other Comprehensive Loss)	$(2,354,291)	$(1,714,538)

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

Expenses

Our operating expense for the year ended June 30, 2017 totaled $2,400,427, representing an increase of 242,003 or 11.2% compared to $2,158,424 for the year ended June 30, 2016. The largest contributor to the operating expenses for the year ended June 30, 2017 is the increase in consulting expenses.

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

Consulting expenses for the years, ended June 30, 2017 totaled $762,804 compared to $96,976 for the year ended June 30, 2016, representing an increase of $665,828, or 687%. The increase is mainly attributable to increased use of the consulting firm, APE Invest A/S, a firm of one of the Directors of the Company and a consultant study on MCV.

Other income (expense) net for the years ended June 30, 2017 and 2016 were $192,720 and $(77,096), respectively, representing an increase of $269,816 or 350%. This increase was due primarily to the increase in gains on currency transactions.

Net Loss

Net loss for the years ended June 30, 2017 and June 30, 2016 was $2,142,830 and $1,735,239, respectively, representing an increase in the loss of $657,591, or 23.5%. The increase in the net loss for the year ended June 30, 2017 is primarily due to the increase of the operating expenses and consulting expenses and a decrease in the current tax benefit for Danish research and development tax credits.

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

November 20, 2017

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

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	For the Year Ended
	June 30, 2017	June 30, 2016
LIABILITIES

Current Liabilities:
Notes payable - related party, current portion	1,688,171	102,882
Accounts payable - trade	434,973	1,087,758
Accounts payable - related party	235,000	97,357
Convertible notes payable-related party, (net of discounts of $11,997 and $0, respectively)	401,673	-
Accrued expenses	229,601	220,232

Total Current Liabilities	2,989,418	1,508,229

Total Liabilities	2,989,418	1,508,229

STOCKHOLDERS’ EQUITY (DEFICIT):

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock; par value 0.0001, 100,000,000 shares authorized, 12,433,290 shares issued and outstanding at June 30, 2017; 9,533,290 shares issued and outstanding at June 30, 2016	1,243	953
Additional paid-in capital	29,622,183	25,098,050
Accumulated Deficit	(28,443,524)	(26,300,694)
Other comprehensive income (Loss), net	352,832	564,293
Total Stockholders' Equity (Deficit)	1,532,734	(637,398)

Total Liabilities and Stockholders’ (Deficit)	$4,522,152	$870,831

The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended
	June 30,	June 30,
	2017	2016
Net Sales	$-	$42,769

Cost of Goods Sold	-	5,275

Gross Profit (Loss)	-	37,494
Operating Expenses:
General and administrative expenses	1,560,332	1,229,865
Research and development expenses	62,763	804,188
Depreciation and Amortization	14,528	27,395
Consulting expenses	762,804	96,976

Total Operating Expense	2,400,427	2,158,424

Loss from Operations	(2,400,427)	(2,120,930)
Other Income (Expense)
Interest and other (expense)	(11,210)	(10)
Interest (expense) – related party	(15,049)	(2,354)
Gain (loss) on currency transactions	218,979	(74,732)
Interest and other income	-	-
Total Other Income (Expense)	192,720	(77,096)

Loss Before Income Taxes	(2,207,707)	(2,198,026)
Income Tax Expense (Benefit)	(64,877)	(462,787)
Net Loss	(2,142,830)	(1,735,239)

BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING- BASIC AND DILUTED	12,266,441	9,533,290

WEIGHTED AVERAGE BASIC AND DILUTED LOSS PER SHARE	$(0.17)	$(0.18)

The accompanying notes are an integral part of these financial statements.

F-4

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	For the Year Ended
	June 30,	June 30,
	2017	2016

(Net Loss)	$(2,142,830)	$(1,735,239)
(Currency Translation, Net of Taxes)	(211,461)	20,701

(Other Comprehensive Loss)	$(2,354,291)	$(1,714,538)

The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)

For the Years Ended June 30, 2017, June 30, 2016, and June 30, 2015

			Additional	Accumulated	Other
	Common Stock		Paid in	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)

BALANCE, June 30, 2015	9,533,290	$953	$25,098,050	$(24,565,455)	$543,592

Equity Adjustment for Foreign Currency Translation for the year ended June 30, 2016.	-	-	-	-	20,701

Net Loss for the year Ended June 30, 2016	-	-	-	(1,735,239)	-

BALANCE, June 30, 2016	9,533,290	$953	$25,098,050	$(26,300,694)	$564,293

Imputed intrinsic value and interest for the Convertible Notes issued July 1, 2016, July 21, 2016, August 24, 2016, September 21, 2016, and March 9, 2017	-	-	32,182	-	-

Options to purchase 900,000 common shares at $2.00 per share issued as compensation to officers and director on September 15, 2016.	-	-	626,487	-	-
Warrants to purchase 100,000 common shares at $1.30 per share for consulting services April 21, 2017	-	-	115,754	-	-
Common shares issued on June 9, 2017 in connection with a consulting agreement.	200,000	20	239,980	-	-

Private placement of 2,700,000 units at $1.30 per unit. Units consists of 2,700,000 common shares, and warrants to purchase 5,400,000 common shares at $1.30 per share	2,700,000	270	3,509,730	-	-

Equity Adjustment for Foreign Currency Translation for the Year Ended June 30, 2017	-	-	-	-	(211,461)

Net Loss for the Year Ended June 30, 2017	-	-	-	(2,142,830)	-

BALANCE, June 30, 2017	12,433,290	$1,243	$29,622,183	$(28,443,524)	$(352,832)

The accompanying notes are an integral part of these financial statements.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Year Ended
	June 30,	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net (Loss)	$(2,142,830)	$(1,735,239)

Adjustments to reconcile net (loss) to net cash provided (used) by operations:
Depreciation and amortization	14,528	27,395
Non-cash compensation	982,241	-
Accretion of discount on notes payable	20,185	-
Accrued Interest on Notes Payable – Related Party	2,358	2,354
Changes in assets and liabilities:
(Increase) decrease in other receivable,	471,641	(263,293)
(Increase) decrease in prepaid expenses & deposits	(19,828)	(13,730)
Increase (decrease) in accounts payable	(652,785)	574,975
Increase (decrease) in accounts payable – related party	137,643	(268,678)
Increase (decrease) in accrued expenses	9,369	203,927

Total Adjustments	965,352	262,950

Net Cash (Used) by Operating Activities	(1,177,478)	(1,472,289)

Cash Flows from Investing Activities:
Net decrease (increase) in cash held in escrow	-	1,052,989
Net decrease (increase) in notes receivable	(196,140)	-
Net Cash Used by Investing Activities	(196,140)	1,052,989

Cash Flows from Financing Activities:
Proceeds from notes payable - related party	1,582,931	-
Proceeds from convertible notes payable – related party	413,670	-
Proceeds from issuance of common stock units	3,510,000	-
Net Cash Provided by Financing Activities	5,506,601	-

(Gain) loss on Currency Translation	(214,639)	21,523

Net Increase (Decrease) in Cash and Cash Equivalents	3,918,344	(397,777)

Cash and Cash Equivalents at Beginning of Period	23,368	421,145
Cash and Cash Equivalents at End of Period	3,941,712	23,368
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for
Interest	21,560	-
Income Taxes	64,003	-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount for imputed interest on non-interest bearing Convertible Notes Payable	$14,888	$-
Discount for beneficial conversion feature of Convertible Notes Payable	17,294	-
Amortization of discount on convertible notes payable	20,185	-
Compensation for the issuance of warrants for consulting	115,754
Compensation for the issuance of stock options to officers and directors	626,487	-
Compensation for the issuance of stock for consulting services	240,000	-

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

Stock-Based Compensation —The Company accounts for employee stock-based compensation in accordance with the guidance of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

The Company follows ASC Topic 505 - 50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for stock options and warrants issued to consultants and other non-employees.  In accordance with ASC Topic 505-50, these stock options and warrants issued as compensation for services provided to the Company are accounted for based upon the fair value of the services provided or the estimated fair market value of the option or warrant, whichever can be more clearly determined. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital over the period during which services are rendered.

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

Restatement – The financial statements for the year ended June 30, 2017, have been restated to adjust the consulting expense recorded for the 200,000 shares issued to a consultant from $2.45 per share the Stock price on June 9, 2017 to $1.20 per share the stock price on April 21, 2017 the date of the agreement or consulting expense for the issuance of $490,000 to $240,000.

	As Restated	As Previously Reported
Additional Paid in Capital	$29,622,183	$29,872,183
Accumulated Deficit	(28,443,524)	(28,693,524)
Consulting Expense	762,084	1,012,084
Loss from Operations	(2,400,427)	(2,650,427)
Net Loss	(2,142,830)	(2,392,830)
Loss Per Share	(.17)	(.20)
Other Comprehensive Loss	(2,354,291)	(2,604,291)
Non Cash Compensation	982,241	1,232,241

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2017 and 2016:

	Useful Life	June 30, 2017	June 30, 2016
Lab equipment and instruments	4-6	$168,627	$163,959
Computer equipment	4-6	57,754	56,155
		226,381	220,114
Less Accumulated Depreciation		(226,381)	(220,114)
Net Property and Equipment		$-	$-

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
413,670

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued)

On July 1, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with an entity controlled shareholder of the Company (the “July 1 Note”). The note matures December 31, 2017. The note is convertible into shares of Common Stock at $2.00 per share. As the Company’s Common Stock was trading at $2.05 on August 24, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,639. The interest is being amortized to expense using the effective interest method through the December 31, 2017 maturity. For twelve months ended June 30, 2017 and June 30, 2016, interest expense of $11,045 and $0, respectively, was recorded for the amortization of the discount.

On July 19, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with an entity controlled by a shareholder of the Company (the “July 19 Note”). The note matures December 31, 2017. The note is convertible into shares of Common Stock at $2.00 per share. As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $2,555. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the twelve months ended June 30, 2017 and June 30, 2016, interest expense of $1,656 and $0, respectively, was recorded for the amortization of the discount.

On August 24, 2016, the Company entered into a non-interest bearing convertible note for $90,225 with a shareholder of the Company (the “August 24 Note”). The August 24 Note was later acquired by a then board member and shareholder of the Company. The August 24 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share and the holder of the note has provided the Company with a notice of conversion to convert such note (see Note 13 to the Financial Statements). As the Company’s Common Stock was trading at $2.05 on August 24, 2016 the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $2,256. As the August 24 Note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $3,577. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For twelve months ended June 30, 2017 and June 30, 2016, interest expense of $3,616 and $0, respectively, was recorded for the amortization of the discount.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued)

On September 21, 2016 the Company entered into a non-interest bearing convertible note for $150,375 with a shareholder of the Company (the “September 21 Note”). The September 21 Note was later acquired by an entity controlled by a then board member and shareholder of the Company. The September 21 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share, and the holder of the note has provided the Company with a notice of conversion to convert such note (see Note 13 to the Financial Statements). As the September 21 Note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $5,630. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the twelve months ended June 30, 2017 and June 30, 2016, interest expense of $3,382 and $0, respectively, was recorded for the amortization of the discount.

On March 9, 2017, the Company entered into a non-interest bearing convertible note for $52,770 with an entity controlled by shareholder and former board member of the Company (the “March 9 Note” and together with the July 1 Note, the July 19 Note, the September 21 Note, August 24 Note, the “ 2016/2017 Notes”). The note was originally convertible into shares of Common Stock at $2.00 per share (See Note 13 to the Financial Statements). As the March 9 Note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $486. The interest will be amortized to expense using the effective interest method through the June 30, 2017 maturity. For the twelve months ended June 30, 2017 and June 30, 2016, interest expense of $486 and $0, respectively, was recorded for the amortization of the discount.

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

As of June 30, 2017 and 2016, the Company had net operating loss carryforwards of approximately $1,254,003 and $934,920, respectively, giving rise to deferred tax assets of $426,361 and $328,072, respectively for United States tax purposes which expire in 2036.

The Company files Danish and U.S. income tax returns, and they are generally no longer subject to tax examinations for years prior to 2008 for their Danish tax returns and 2012 for their U.S. tax returns.

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INCOME TAXES (continued)

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at June 30, 2017 and 2016:

	June 30,
	2017	2016
Excess of Tax over book depreciation Fixed assets	$6,753	$7,660
Excess of Tax over book depreciation Patents	4,975	870
Net Operating Loss Carryforward	2,948,648	2,558,080
Valuation Allowance	(2,960,376)	(2,566,610)
Total Deferred Tax Asset (Liabilities)	$-	$-

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the year ended June 30, 2017 and the year ended June 30, 2016:

	June 30,
	2017	2016
Computed Tax at Expected Statutory Rate	$(750,620)	$(747,329)
Non-US Income Taxed at Different Rates	47,252	236,700
Non-Deductible expenses / other items	244,725	32,209
Valuation allowance	393,766	15,633
Income Tax Expense	$(64,877)	$(462,787)

The components of income tax expense (benefit) from continuing operations for the year ended June 30, 2017 and the year ended June 30, 2016 consisted of the following:

	June 30,
Current Tax Expense	2017	2016
Danish Income Tax (Benefit)	$(64,877)	$(462,787)
Total Current Tax Expense (Benefit)	$(64,877)	$(462,787)

Deferred Income Tax Expense (Benefit)
Excess of Tax over Book Depreciation Fixed Assets	907	2,580
Excess of Tax over Book Depreciation Patents	(4,105)	4,690
Net Operating Loss Carryforwards	(390,568)	(22,903)
Change in the Valuation allowance	393,766	15,633
Total Deferred Tax Expense	$-	$-

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

DANDRIT BIOTECH USA INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — LOSS PER SHARE

The following data shows the amounts used in computing loss per share and the effect on income and the weighted average number of shares of potential dilutive Common Stock for the years ended June 30, 2017 and 2016:

	For the Year Ended	For the Year Ended
	June 30,	June 30,
	2017	2016
Net (Loss)	$(2,142,830)	$(1,735,239)
Weighted average number of common shares used in basic earnings per share	12,266,441	9,533,290
Effect of dilutive securities, stock options and warrants	-	-
Weighted average number of common shares and potential dilutive common shares outstanding used in dilutive earnings per share	12,266,441	9,533,290

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

On June 9, 2017, the Company issued 200,000 common shares valued at $240,000 in connection with a consulting agreement at $1.20 per share.

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

Stock Options — On September 15, 2016, Parent’s Board of Directors approved the grant of stock options to employees, officers, and directors of the Company. The Board granted 300,000 options at a strike price of $2.00 per share to each of Eric Leire, APE Invest A/S for Aldo Petersen and N.E. Nielson, in consideration of their service to the Company, for an aggregate of 900,000 options (the “September 2016 Grants”). The options vested upon grant, contain certain anti-dilution provisions that provide for anti-dilution in the sole discretion of the board, and expire December 31, 2019.

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

Between July 1, 2016 and March 9, 2017, the Company entered into the 2016/2017 Notes with shareholders of the Company, one of whom is a former director of the Company (see Note 6). On October 31, 2017, the Company executed amendments to the 2016/2017 Notes and issued replacement notes to the current holders of such notes. The 2016/2017 Notes, as amended, are convertible into shares of Common Stock at $1.60 per share and mature on December 31, 2017. The holder of the August 24 Note, as amended and the September 21 Note, as amended, provided the Company with a notice of conversion to convert such notes to 150,374 shares of Common Stock.

On October 9, 2017, the Board of Directors of the Company accepted the amicable resignation of Torben Bjørn Christensen as a director of the Company and appointed Henrik Grønfeldt-Sørensen to replace Mr. Christensen as a director.

On October 13, 2017, the Company and two former directors of the Company agreed that the right of each to purchase 300,000 shares of the Company’s common stock at a strike price of $2.00 per share pursuant to the September 16 Grants would be treated as warrants on terms materially identical to the September 2016 Grants. The Board subsequently approved such treatment and the issuance of warrants to evidence the September 16 Grants to such directors.

On November 13, 2017, the Company entered into a Lease Agreement (the “Lease Agreement”) for a term of five years and two months (the “Term”) with Plaza Medical Office Building, LLC, a California Limited Liability Company (the “Landlord”), as landlord, pursuant to which the Company agreed to lease from the Landlord certain premises (the “Leased Premises”) located in Los Angeles, to be used as the Company’s head office. The Leased Premises consist of approximately 2,325 rentable square feet. The base rent for the Leased Premises increases by 3% each year over the Term, and ranges from approximately $8,718.75 per month for the first year to $10,107.42 per month for the two months of the sixth year. The Company is entitled to $70,800 in tenant improvement allowance in the form of free rent applied over 10 months in equal installments beginning in January of 2018.

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

	Dandrit Biotech USA Inc.
Name of Beneficial Owner	Number of Shares	% Ownership

Directors/Officers:
Eric Jean Marie Leire, Chief Executive Officer (1)	371,302	1.63%
Robert Wolfe, Chief Financial Officer	-	-
Renè Sindlev, Director (2)	9,170,869	40.23%
Torben Bjørn Christensen, Director (3)	630,936	2.77%
Aldo Petersen, former Chief Executive Officer and former Director (5)	300,000	1.32%
Soren Degn, former Chief Financial Officer	-	-
Lone Degn, former Chief Financial Officer	-	-
N. E Nielsen, former Chairman of the Board (6)	300,000	1.32%
Directors/Officers Total (7 persons):	10,809,776	47.42%

5% Shareholders:

RS Group ApS (2)	9,170,869	40.23%
Karsten Ree (4)	3,700,000	16.23%

5% Shareholders Total:	12,870,869	56.46%
Total:	14,473,107	63.49%

* Indicates less than 1%.

(1)	Includes 300,000 options to purchase 300,000 shares of Common Stock and 71,302 shares of Common Stock.

(2)	Includes 3,270,869 shares of Common Stock and 5,400,000 immediately exercisable warrants to purchase shares of Common Stock owned of record by RS Group ApS, a Danish entity. The sole voting and disposition power of the shares owned by RS Group ApS is held by Renè Sindlev, our Director. Mr. Sindlev’s address is Stumpedyssevej 17, 2970 Horsholm, Denmark.
(3)	Includes (i) 484,250 shares of Common Stock owned of record by Po-Ma Invest Aps, a Danish entity, (ii) a promissory note immediately convertible into 45,113 shares of Common Stock owned of record by Torben Bjørn Christensen and (iii) promissory notes immediately convertible into 101,573 shares of Common Stock owned of record by TBC Invest A/S, a Danish entity. The sole voting and disposition power of the shares owned by Po-Ma Aps and TBC Invest A/S is held by Torben Bjørn Christensen. Mr. Christensen’s address is Oeveroedvej 36B, 2840 Holte, Denmark.
(4)	Includes 1,000,000 shares of Common Stock and 2,000,000 immediately exercisable warrants to purchase shares of Common Stock owned by Karsten Ree personally and 700,000 shares of Common Stock held by Karsten Ree Holding I ApS, a Danish entity. The sole voting and disposition of the shares owned by Karsten Ree Holding I ApS is held by Karsten Ree. Mr. Ree’s address is Generatorvej 8 B, 2860 Soeborg, Denmark.
(5)	Includes 300,000 options to purchase 300,000 shares of Common Stock beneficially held by APE Invest A/S, an entity which Mr. Petersen controls.
(6)	Includes 300,000 options to purchase shares of Common Stock beneficially held by N.E. Nielsen.

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

On August 24, 2016, the Company entered into a non-interest bearing convertible note for $90,225 with a shareholder of the Company (the “August 24 Note”). The August 24 Note was later acquired by a then board member and shareholder of the Company. The August 24 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share and the holder of the note has provided the Company with a notice of conversion to convert such note (see Note 13 to the Financial Statements).

On September 21, 2016 the Company entered into a non-interest bearing convertible note for $150,375 with a shareholder of the Company (the “September 21 Note”). The September 21 Note was later acquired by an entity controlled by a then board member and shareholder of the Company. The September 21 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share, and the holder of the note has provided the Company with a notice of conversion to convert such note (see Note 13 to the Financial Statements).

On March 9, 2017, the Company entered into a non-interest bearing convertible note for $52,770 with an entity controlled by shareholder and former board member of the Company (the “March 9 Note”). The note was originally convertible into shares of Common Stock at $2.00 per share (See Note 13 to the Financial Statements).

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

Audit Committee’s Pre-Approval Process

The Board, which acts as the audit committee, approves all audit services.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1	Share Exchange Agreement dated February 12, 2014 (1)

2.2	Share Cancellation Agreement dated February 12, 2014 (1)

3.1	Certificate of Incorporation (2)

3.2	Bylaws (2)

3.3	Articles of Association of DanDrit Denmark, as amended, dated February 26, 2004 (1)

3.4	Agreement and Plan of Share Exchange, dated February 12, 2014 (1)

4.1	Form of Common Stock Certificate (3)

10.1	Intellectual Property Assignment by and between DanDrit Denmark and Alexei Kirkin dated June 5, 2002 (1)

10.2	Collaboration Agreement by and between DanDrit Denmark and National Cancer Centre of Singapore Pte Ltd. dated November 11, 2008 (1)

10.3	Master Services Agreement by and between DanDrit Denmark and Aptiv Solutions (UK) Ltd dated October 11, 2011 (1)

10.4	Employment Agreement by and between DanDrit Denmark and Dr. Eric Leire dated February 5, 2012, re-instated as of June 1, 2017 (1)+

10.5	Lease Agreement by and between Symbion A/S and DanDrit Denmark dated July 8, 2013 (1)

10.6	Consulting Agreement by and between DanDrit Denmark and Paseco ApS dated February 11, 2014 (1)

10.7	DanDrit Biotech USA, Inc. 2014 Equity Incentive Plan (1)

10.8	CFO Service Agreement by and between DanDrit Denmark and Mr. Robert Wolfe effective July 11, 2017 (4)

10.9	Promissory Note dated July 14, 2017 (5)

Exhibit No.	Description
10.10	Form of Subscription Agreement (6)

10.11	Form of Warrant (6)

14.1	Code of Ethics (7)

21	Subsidiary (4)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

+	Agreement with management.
*	Filed herewith.
**	Furnished herewith.
(1)	Filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on February 14, 2014.
(2)	Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 12, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 16, 2014, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2017 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 20, 2017 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 1, 2017 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on July 17, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2017	DANDRIT BIOTECH USA, INC.

	By:	/s/ Eric Leire
Eric Leire
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert Wolfe
Robert Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Eric Leire	Chief Executive Officer and Director	November 20, 2017
Dr. Eric Leire	(Principal Executive Officer)

/s/ Robert Wolfe	Chief Financial Officer	November 20, 2017
Robert Wolfe	(Principal Financial and Accounting Officer)

/s/ René Sindlev	Director	November 20, 2017
René Sindlev

/s/ Henrik Grønfeldt-Sørensen	Director	November 20, 2017
Henrik Grønfeldt-Sørensen

