Form 10-Q
period 2017-09-30
DanDrit Biotech USA, Inc.
filed 2017-11-20
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54478

DanDrit Biotech USA, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2259340
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

DanDrit Biotech USA, Inc.

Stumpedyssevej 17, 2970

Hørsholm, Denmark

+1(510)203-4857

(Name, address, including zip code, and telephone number, including area code, of agent for service)

DanDrit Biotech USA, Inc.

Fruebjergvej 3

2100 Copenhagen, Denmark

+45 30127206

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 20, 2017, the number of shares of the registrant’s classes of common stock outstanding was 13,727,538

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

The results for the period ended September 30, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission on September 29, 2017.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2017	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,944,659	$3,941,712
Other Receivables	181,236	223,777
Prepaid Expenses	35,560	33,391

Total Current Assets	3,161,455	4,198,880

PROPERTY AND EQUIPMENT, Net accumulated Depreciation	-	-

OTHER ASSETS
Definite life intangible assets	124,699	124,393
Deposits	2,833	2,739
Loan Receivable	422,340	196,140

Total Other Assets	549,872	323,272

TOTAL ASSETS	$3,711,327	$4,522,152

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Notes Payable - Related Party, current portion	$88,408	$1,688,171
Accounts Payable-trade	209,875	434,973
Accounts Payable - Related Party	235,000	235,000
Convertible notes payable – related party, (net of discounts of $77,622 and $11,997 respectively)	407,562	401,673
Accrued Expenses	10,603	229,601

Total Current Liabilities	951,448	2,989,418

Total Liabilities	951,448	2,989,418

STOCKHOLDER’S EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized, 13,727,538, and 12,433,290 issued and outstanding at September 30, 2017 and June 30, 2017, respectively	1,373	1,243
Additional paid-in capital	31,330,154	29,872,183
Accumulated Deficit	(28,669,299)	(28,693,524)
Other comprehensive income, net	97,651	352,832
Total Stockholder’s Equity	2,759,879	1,532,734

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$3,711,327	4,522,152

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended
	September 30,
	2017	2016
	(Unaudited)
Revenues	$-	$-

Cost of Goods Sold	-	-

Gross profit (Loss)	-	-

Operating Expenses
General and Administrative Expenses	288,123	204,951
Non-cash compensation expenses	112,837	626,487
Research and Development Expenses	153,652	17,104
Depreciation and Amortization	3,946	3,749
Consulting Expenses	67,210	-
Total Operating Expense	625,768	852,291

(LOSS) FROM OPERATIONS	(625,768)	(852,291)

Other Income (Expense)
Interest (Expense)	(177)	(1,017)
Interest (expense) – Related Party	(592)	(3,464)
Gain (Loss) on Currency Transactions	387,409	23,084
Interest and Other Income	8,715	-
Total Other Income (Expense)	395,355	18,603

(Loss) Before Income Taxes	(230,413)	(833,688)

Income Tax Expense (Benefit)	(4,638)	(40,507)

NET (LOSS)	$(225,775)	$(793,181)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,685,832	9,533,290

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

STATEMENTS OF OTHER COMPREHENSIVE LOSS

	For the Three Months
	Ended September 30,
	2017	2016
	(Unaudited)

Net Loss	$(225,775)	$(793,181)
Currency Translation, Net of Taxes	(255,181)	(25,588)

Other Comprehensive Loss	$(480,956)	$(818,769)

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Three Months Ended September 30,
	2017	2016
	(Unaudited)

NET (LOSS)	$(225,775)	$(793,181)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	3,946	3,749
Non-cash compensation	112,837	626,487
Accrued Interest on Notes Payable - Related Party	592	592
Accretion of discount on notes payable	5,297	3,404
CHANGES IN ASSETS AND LIABILITIES:
(Increase) Decrease in Other Receivables	42,541	(51,034)
(Increase) Decrease in Prepaid Expenses/Deposits	(2,263)	7,248)
Increase (Decrease) in Accounts Payable	(225,098)	(133,728)
Increase (Decrease) in Accounts Payable – Related Party	-	361
Increase (Decrease) in Accrued Expenses	(218,998)	9,606
Total Adjustments	(281,146)	466,685)

NET CASH USED IN OPERATING ACTIVITIES	(506,921)	(326,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) Decrease in Note Receivables	(226,200)	-

NET CASH USED BY INVESTING ACTIVITIES	(226,200)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Notes Payable – Related Party	(1,559,763)	138,070
Proceeds from Notes Payables	-	222,830
Proceeds from Stock Issuances	1,595,264	-
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	(4,499)	360,900

Gain (Loss) on Currency Translation	(259,433)	(26,097)

NET INCREASE (DECREASE) IN CASH	(997,053)	8,307

CASH, BEGINNING OF PERIOD	3,941,712	23,368

CASH, END OF PERIOD	$2,944,659	$31,675

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Imputed interest on Non-interest bearing Convertible Notes Payable	$-	$14,402
Beneficial Conversion Feature of Convertible Notes Payable	-	17,293
Compensation for the issuance of stock options to the CEO and the Board	112,837	626,487

See accompanying notes to the unaudited financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2017 and 2016 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2017 audited financial statements. The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

Business and Basis of Presentation - DanDrit Biotech USA, Inc. (“DanDrit USA”, the “Company”, “we”, “us”, or “Parent”) (formerly Putnam Hills Corp.) was originally incorporated in the State of Delaware on January 18, 2011 as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.

DanDrit BioTech A/S, a Danish corporation was incorporated on April 1, 2001 (“DanDrit Denmark”) and is a 96.92% owned subsidiary of the Company. The Company engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer.

Year End - In June 2015, DanDrit’s board of directors approved a change to DanDrit’s fiscal year end from December 31 to June 30.

Share Exchange / Reverse Acquisition — On February 12, 2014, pursuant to the Share Exchange Agreement (the "Share Exchange Agreement"), DanDrit USA completed the acquisition of 100% (subject to 123,464 common shares of DanDrit Denmark or 3.08% of outstanding shares to be acquired with the 185,053 common shares of the DanDrit Biotech USA held in escrow according to Danish law) of the issued and outstanding capital stock of DanDrit Denmark (the “Share Exchange”) and as a result became DanDrit Denmark’s parent company (the “Parent”). Prior to the Share Exchange there were 5,000,000 shares of the common stock, par value $.0001 per share (the “Common Stock”) of Parent outstanding. Parent and an existing shareholder agreed to cancel 4,400,000 shares of Common Stock and issued 1,440,000 shares of Common Stock for legal and consulting services related to the Share Exchange and a future public offering. At the time of the Share Exchange each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of Common Stock, for a total of 6,000,000 shares of Common Stock, resulting in 8,040,000 shares of Common Stock outstanding immediately following the Share Exchange, including 185,053 shares of Common Stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the DanDrit Denmark shareholders who have not consented to the Share Exchange (the “Non-Consenting Shareholders”), and deemed issued and outstanding for accounting purposes.

Consolidation — For the three months ended September 30, 2017 and 2016, the consolidated financial statements include the accounts and operations of DanDrit Denmark, and the accounts and operations of DanDrit USA. All material inter-company transactions and accounts have been eliminated in the consolidation.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation - For the years ended June 30, 2017 and 2016, the consolidated financial statements include the accounts and operations of the DanDrit Denmark, and the accounts and operations of DanDrit USA. All material inter-company transactions and accounts have been eliminated in the consolidation.

Functional Currency / Foreign currency translation — The functional currency of DanDrit USA is the U.S. Dollar. The functional currency of DanDrit Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the periods ended September 30, 2017 and 2016. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured States amounts at September 30, 2017 and 2016 of $2,444,659 and $0, respectively.

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

Intangible Assets — Definite life intangible assets include patents. The Company accounts for definite life intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets” and amortized the patents on a straight line basis over the estimated useful life of twenty years. Costs incurred in relation to patent applications are capitalized cost and amortized over the estimated useful life of the patent. If it is determined that a patent will not be issued, the related remaining patent application costs are charged to expense.

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

Revenue Recognition and Sales —The sale of the Company’s product is limited to compassionate use within approved countries. The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), and FASB ASC 605 Revenue Recognition. The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer.

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

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our MAGE –A dendrite cell cancer therapy. Research and development expenses were included in operating expenses for the three months ended September 30, 2017 and 2016, totaled $153,652 and $17,104, respectively.

Our research and development expenses may fluctuate substantially from quarter to quarter depending on the clinical studies and the timing of samples supporting the clinical studies.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Loss Per Share — The Company calculates earnings/(loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three months ended September 30, 2017 and September 30, 2016, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential common shares is anti-dilutive.

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

Stock Options and Warrants - The Company has granted stock options to certain employees, officers and directors (See Note 10). During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and warrants. The Company accounts for options and warrants in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $0 and $626,487 have been recognized for the vesting of options and warrants granted to employees and consultants with an associated recognized tax benefit of $0 and $0 for the years ended June 30, 2017 and 2016, respectively.

Stock-Based Compensation - The Company accounts for employee stock-based compensation in accordance with the guidance of Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to additional paid-in capital over the period during which services are rendered.

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

Recently Issued Accounting Standards:

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2017 and June 30, 2017:

	Useful Life	September 30, 2017	June 30, 2017
Lab equipment and instruments	4-6	$174,417	$168,627
Computer equipment	4-6	59,737	57,754
		234,154	226,381
Less Accumulated Depreciation		(234,154)	(226,381)
Net Property and Equipment		$-	$-

Depreciation expense amounted to $0 and $0 for the three month period ended September 30, 2017 and 2016, respectively.

NOTE 3 — DEFINITE-LIFE INTANGIBLE ASSETS

At September 30, 2017 and June 30, 2017, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $124,699 and $124,393, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three months ended September 30, 2017 and 2016 was $3,946 and $3,749, respectively. Expected future amortization expense for the years ended are as follows:

Year ending June 30,
2018	15,784
2019	15,784
2020	15,784
2021	15,784
2022	15,784
Thereafter	45,779

$124,699

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — NOTE RECEIVABLE

On July 14, 2017, the Company agreed to loan to a biopharmaceutical company up to $500,000 in exchange for a promissory note executed by the Company. The note matures on July 13, 2020, bears interest of 5% per annum and can be repaid early without penalty. The Company may accelerate payment under the note upon certain events of default provided therein, whereby all amounts owed will become immediately due and payable. The loan is a long-term debt obligation as defined in Item 303(a)(5)(ii)(A) of Regulation S-K that is material to the Company. As of September 30, 2017, the Company has loaned $422,340 under the note with up to an additional $77,660 available to be lent.

The following represents the future maturities of long-term receivables as of September 30, 2017:

Year ending September 30,
2018	-
2019	-
2020	422,340
2021	-
2022	-
Thereafter	-
$422,340

NOTE 5 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consists of the following as of September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017
Non-Interest Bearing Loan Payable Sunrise Financial Group Inc.	$38,235	$38,235
Advances to purchase common shares in connection with a private placement	-	1,600,355
6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC	50,173	49,581
Total Notes Payable – Related Party	88,408	1,688,171
Less Current Maturities	(88,408)	(1,688,171)
Note Payables – Related Party Long Term	$-	$-

As of September 30, 2017, the outstanding balance of $38,235 for professional fees paid by a shareholder and amounts advanced to the Parent are reported as notes payable - related party. The $38,235 in notes payable were acquired in the reverse acquisition. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

A 6% promissory note payable to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange.  As of June 30, 2017, and 2016, the outstanding balance on such note, including accrued interest, was $50,173 and $47,233, respectively. During the three months ended June 30, 2017 and 2016 the Company recorded related party interest on the note of $592 and $592, respectively.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY

Convertible notes payable to related parties consisted of the following as of September 30, 2017 and June 30, 2017:

	September 30, 2017	June 30, 2017
Non-Interest Bearing Notes Payable to a Shareholder	$120,300	$120,300
Non-Interest Bearing Notes Payable to a Former Director and Shareholder	240,600	240,600
Non-Interest Bearing Notes Payable to a Former Director and Shareholder	52,770	52,770
Less Discount	(11,997)	(11,997)
Total Convertible Notes Payable – Related Party	401,673	$401,673
Less Current Maturities	(401,673)	(401,673)
Net Convertible Note Payables – Related Party Long Term	$-	-

The following represents the future maturities of short-term debt as of September 30, 2017:

September 30, 2017
2018	413,670
2019	-
2020	-
2021	-
2022	-
Thereafter	-
413,670

On July 1, 2016, the Company entered into a non-interest bearing convertible note for $60,150 with a shareholder of the Company (the “July 1 Note”). The July 1 Note matures on December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share (see Note 11). As the Common Stock was trading at $2.50 on July 1, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the July 1 Note is non-interest bearing, the Company imputed the interest at 3% and further recorded a discount of $2,639. The interest is being amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three months ended September 30, 2017 and September 30, 2016, interest expense of $3,219 and $2,527, respectively, was recorded for the amortization of the discount.

On July 19, 2016, the Company entered into a non-interest bearing convertible note for $60,150 with a shareholder of the Company (the “July 19 Note”). The July 19 Note matures on December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share (see Note 11). As the July 19 Note is non-interest bearing, the Company imputed the interest at 3% and further recorded a discount of $2,555. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three months ended September 30, 2017 and September 30, 2016, interest expense of $448 and $346, respectively, was recorded for the amortization of the discount.

On August 24, 2016, the Company entered into a non-interest bearing convertible note for $90,225 with a shareholder of the Company (the “August 24 Note”). The August 24 Note was later acquired by an entity controlled by a then board member and shareholder of the Company. The August 24 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share and the holder of the note has provided the Company with a notice of conversion to convert such note (see Note 11). As the Common Stock was trading at $2.05 on August 24, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $2,256. As the August 24 Note was non-interest bearing, the Company imputed the interest at 3% and further recorded a discount of $3,577. Interest is amortized to expense using the effective interest method through maturity. For three months ended September 30, 2017 and September 30, 2016, interest expense of $1,102 and $425, respectively, was recorded for the amortization of the discount.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued)

On September 21, 2016 the Company entered into a non-interest bearing convertible note for $150,375 with a shareholder of the Company (the “September 21 Note”). The September 21 Note was later acquired by an entity controlled by a then board member and shareholder of the Company. The September 21 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share, and the holder of the note has provided the Company with a notice of conversion to convert such note (see Note 11). As the note was non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $5,630. Interest is amortized to expense using the effective interest method through maturity. For the three months ended September 30, 2016, interest expense of $107 was recorded for the amortization of the discount.

On March 9, 2017, the Company entered into a non-interest bearing convertible note for $52,770 with an entity controlled by shareholder and former board member of the Company (the “March 9 Note” and together with the September 21 Note, August 24 Note, July 19 Note and the July 1 Note, the “ 2016/2017 Notes”). The note was originally convertible into shares of Common Stock at $2.00 per share (See Note 11), and had an original maturity date of June 30, 2017 (see Note 11). As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $486. The interest will be amortized to expense using the effective interest method through the June 30, 2017 maturity.

NOTE 7 — LEASES

Operating Leases — The Company leased laboratory and production space under an operating lease agreement which terminated September 30, 2017. The lease called for monthly payments of DKK 6,300 (approximately $1,000 at September 30, 2017).

  The Company has an agreement for use of virtual office space at a rate of $450 per month on a month-to-month basis, which can be terminated by either party on one month’s notice. This lease terminates November 30, 2017.

For the three months ended September 30, 2017 and September 30, 2016 the lease expense charged to operations was $1,450 and $1,395, respectively.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock — The Company has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. As of September 30, 2017 and June 30, 2017 there were 13,727,538 and 12,433,290 shares issued and outstanding, respectively.

Voting — Holders of Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

Dividends — Holders of Common Stock are entitled to receive ratably such dividends as our Board of Directors from time to time may declare out of funds legally available.

Liquidation Rights — In the event of any liquidation, dissolution or winding-up of affairs of the Company, after payment of all of our debts and liabilities, the holders of Common Stock will be entitled to share ratably in the distribution of any of our remaining assets.

 Common Stock Issuances - On May 15, 2017, the Company completed a private placement offering of units, with each unit consisting of one share of Common Stock and warrants to purchase two shares of Common Stock at a strike price of $1.30 per share (each, a “Unit”), for $1.30 per Unit. In total, the Company issued and sold 2,700,000 shares of Common Stock and warrants to acquire 5,400,000 shares of Common Stock for total proceeds to the Company of $3,510,000.

On June 9, 2017, the Company issued 200,000 common shares valued at $240,000 in connection with a consulting agreement at $1.20 per share.

On July 12, 2017, the Company completed a private placement offering of 1,231,561 Units for total proceeds to the Company of $1,601,029.

On August 30, 2017, the Company issued 62,687 shares to the CEO and recorded non-cash compensation expense of $112,837 with a cost basis of $1.80.

Share Exchange Agreement / Reverse Acquisition - On February 12, 2014, in accordance with the terms and conditions of the Share Exchange Agreement we completed the acquisition of 100% (subject to 123,464 common shares of DanDrit Denmark or 3.08% of outstanding shares to be acquired with the 185,053 common shares of the DanDrit Biotech USA held in escrow according to Danish law) of the issued and outstanding capital stock of DanDrit Denmark (Share Exchange) and as a result became DanDrit Denmark’s parent company. In connection with the Share Exchange, each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of Common Stock for an aggregate of 6,000,000 shares, including 185,053 shares of Common Stock reserved for issuance, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, to the DanDrit Denmark shareholders who did not consent to the Share Exchange and deemed issued and outstanding for accounting purposes. In addition, in connection with the Share Exchange (1) the sole shareholder prior to the Share Exchange agreed to cancel 4,400,000 shares of outstanding Common Stock owned by it and (2) the board of directors and executive management of DanDrit Denmark was appointed to serve as the Board of Directors and executive management of DanDrit USA effective upon the resignation of the sole officer and director of DanDrit USA prior to the closing of the Share Exchange.

Stock Options   —  On September 15, 2016, Parent’s Board of Directors approved grant stock options to an officer and two directors of the Company. The Board granted 300,000 options at a strike price of $2.00 per share to each of Eric Leire, APE Invest A/S for Aldo Petersen and N.E. Nielson, in consideration of their services to the Company, for an aggregate of 900,000 options (the “September 2016 Grants”). The options vested upon grant, contain certain anti-dilution provisions and expire December 31, 2019.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted during 2016 using the Black-Scholes option-pricing model are as follows:

DanDrit Biotech USA, Inc.
Expected term (in years)	3.29
Volatility	189.65%
Risk free interest rate	0.87%
Dividend yield	0%

The Company recognized stock based compensation expense related to the options of $0 and $626,487 for the three months ended September 30, 2017 and September 30, 2016, respectively. At September 30, 2017 and September 30, 2016, the Company had approximately $0 of unrecognized compensation cost related to non-vested options.

A summary of the status of the options originally issued to an officer and two (now former) directors outstanding at September 30, 2017 is presented below:

		Options Outstanding			Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	$2.00	900,000	2.25	$2.00	900,000	$2.00
Total		900,000	2.25	$2.00	900,000	$2.00

A summary of the status of the options at September 30, 2017, and changes during the period are presented below:

	September 30, 2017
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	900,000	$2.00	2.25	$675,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	900,000	$2.00	2.25	$675,000
Vested and expected to vest	900,000	$2.00	2.25	$675,000
Exercisable end of period	900,000	$2.00	2.25	$675,000

At September 30, 2017, all options issued are exercisable. The total intrinsic value of options at September 30, 2017 was $675,000. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2017 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the status of common shares which can be purchased underlying the warrants outstanding at September 30, 2017 is presented below:

	Equivalent Shares Underlying Warrants Outstanding			Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	5,500,000	4.6	$1.30	5,500,000	$1.30
$1.30	2,463,122	4.3	$1.30	2,463,122	$1.30

Total	7,963,122	4.5	$1.30	7,963,122	$1.30

At September 30, 2017, the Company had 0 non-vested warrants. On April 21, 2017, the Company recorded non-cash compensation expense of $115,754 related to the 100,000 warrants issued for consulting services. The warrants were valued using the Black-Scholes option pricing model using the following assumptions 5 year expected term, 188% volatility, 1.77% risk free interest rate and 0% dividend yield.

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

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 28, 2015 the Company entered into a service agreement with Fondazione Giscad per la RicercasuiTumori to support Dandrit in a clinical trial to be conducted in Italy.

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

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — RELATED PARTY TRANSACTIONS

At September 30, 2017, and September 30, 2016, the Company had a payable to a law firm at which the former Chairman of the Board of Directors was a partner in the amount of $0 and $97,718, respectively.

On July 1, 2016, the Company entered into a financial services agreement with APE Invest AS (an entity owned by a former director of the Company) for consultancy services related to the Company raising additional equity financing in the US and Danish capital markets.  The agreement called for a monthly payment of $20,000 with a $100,000 retainer payment due November 1, 2016.  The agreement was terminated June 9, 2017.

On September 15, 2016, the Company recorded $626,487 in non-cash compensation for the grant of 900,000 stock options to employees, officers, and directors of the Company, which shall be fully vested upon grant, to purchase shares of Common Stock at $2.00 per share, and expire December 31, 2019. The options contain certain anti-dilution provisions.

NOTE 11 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. The following material subsequent events occurred:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of DanDrit Biotech USA, Inc. (“we”, “DanDrit USA”, “us”, “our”, the “Parent”, and together with its subsidiary, the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Our only product is MCV and currently there is no ability to market MCV.

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

On February 12, 2014, in accordance with the terms and conditions of a Share Exchange Agreement, we completed the acquisition of 100% (subject to 123,464 common shares of DanDrit Denmark or 3.08% of outstanding shares to be acquired with the 185,053 common shares of the DanDrit Biotech USA held in escrow according to Danish law) of the issued and outstanding capital stock of DanDrit Denmark and as a result became DanDrit Denmark’s parent company. In connection with this Share Exchange, each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of Common Stock for an aggregate of 6,000,000 shares, including 185,053 shares of Common Stock reserved for issuance, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, to the DanDrit Denmark stockholders who did not consent to the Share Exchange and deemed issued and outstanding for accounting purposes. In addition, in connection with the Share Exchange (1) the sole stockholder prior to the Share Exchange agreed to cancel 4,400,000 shares of outstanding Common Stock owned by it and (2) the board of directors and executive management of DanDrit Denmark were appointed to serve as the Board of Directors and executive management of DanDrit USA, respectively, effective upon the resignation of the sole officer and director of DanDrit USA prior to the closing of the Share Exchange.

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

As of September 30, 2017, the Company had $2,944,659 in cash and working capital of $2,210,007 as compared to $3,941,712 in cash and working capital of $1,209,462 as of June 30, 2017.

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

On July 12, 2017, Company completed a private placement offering of 1,231,561 Units, with each unit consisting of one share of Common Stock and warrants to purchase two shares of Common Stock at a strike price of $1.30 per share (each, a “Unit”), for $1.30 per Unit for total proceeds to the Company of $1,601,029.

The private placements were made directly by the Company in reliance upon Section 4(a)(2), Regulation D and/or Regulation S and no underwriter or placement agent was engaged by the Company.

Following is a summary of the company’s cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Net Cash (Used by) Operating Activities	$(623,418)	$(326,496)
Net Cash (Used by) Investing Activities	(226,200)	-
Net Cash Provided by Financing Activities	$107,746	$360,900
(Gain) Loss on Currency Translation	(255,181)	(26,096)
Net Increase (Decrease) in Cash and Cash Equivalents	$(997,053)	$8,307

  As of September 30, 2017, and September 30, 2016, the outstanding balance of $38,235 for professional fees paid by a related party and amounts advanced to the Parent are reported as loan payable - related party. The $38,235 loan payable was acquired in the reverse acquisition. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

A 6% promissory note payable to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange. As of September 30, 2017, and September 30, 2016, the outstanding balance on the note, including accrued interest, was $50,173 and $47,825, respectively. During the three months ended September 30, 2017 and September 30, 2016 the Company recorded related party interest on the Note of $592, and $592, respectively.

On July 1, 2016, the Company entered into the July 1 Note with a shareholder of the Company. The July 1 Note matures on December 31, 2017 and was convertible into shares of Common Stock at $2.00 per share (see Note 11 to the financial statements). As the Common Stock was trading at $2.50 on July 1, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the July 1 Note is non-interest bearing, the Company imputed the interest at 3% and further recorded a discount of $2,639. The interest is being amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three months ended September 30, 2017 and September 30, 2016, interest expense of $3,219 and $2,527, respectively, was recorded for the amortization of the discount.

On July 19, 2016, the Company entered into the July 19 Note with a shareholder of the Company. The July 19 Note matures on December 31, 2017 and was convertible into shares of Common Stock at $2.00 per share (see Note 11 to the financial statements). As the July 19 Note is non-interest bearing, the Company imputed the interest at 3% and further recorded a discount of $2,555. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three months ended September 30, 2017 and September 30, 2016, interest expense of $448 and $346, respectively, was recorded for the amortization of the discount.

On August 24, 2016, the Company entered into the August 24 Note with a shareholder of the Company. The August 24 Note was later acquired by an entity controlled by a then board member and shareholder of the Company. The August 24 Note matures on December 31, 2017 and was convertible into shares of Common Stock at $2.00 per share (see Note 11 to the financial statements). As the Common Stock was trading at $2.05 on August 24, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $2,256. As the August 24 Note is non-interest bearing, the Company imputed the interest at 3% and further recorded a discount of $3,577. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For three months ended September 30, 2017 and September 30, 2016, interest expense of $1,102 and $425, respectively, was recorded for the amortization of the discount.

On September 21, 2016 the Company entered into the September 21 Note with a shareholder of the Company. The September 21 Note was later acquired by an entity controlled by a then board member and shareholder of the Company. The September 21 Note matures on December 31, 2017 and was convertible into shares of Common Stock at $2.00 per share (see Note 11 to the financial statements). As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $5,630. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the three months ended September 30, 2016, interest expense of $107 was recorded for the amortization of the discount.

On March 9, 2017, the Company entered into the March 9 Note with an entity controlled by shareholder and former board member of the Company. The note was convertible into shares of Common Stock at $2.00 per share, and the note matured June 30, 2017 (see Note 11 to the financial statements). As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $486. The interest will be amortized to expense using the effective interest.

Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

The following table sets forth our revenues, expenses and net income for the three months ended September 30, 2017 and September 30, 2016. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended
	September 30,
	2017	2016

Revenues	$-	$-

Cost of Goods Sold	-	-

Gross profit (Loss)	-	-

Operating Expenses
General and Administrative Expenses	288,123	204,951
Non-cash compensation expenses	112,837	626,487
Research and Development Expenses	153,625	17,104
Depreciation and Amortization	3,946	3,749
Consulting Expenses	67,210	-
Total Operating Expense	625,768	852,291

(LOSS) FROM OPERATIONS	(625,768)	(852,291)

Other Income (Expense)
Interest (expense)	177	(1,017)
Interest (expense) – Related Party	(592)	(3,464)
Gain (Loss) on Currency Transactions	387,409	23,084
Interest and Other Income	8,715	-
Total Other Income (Expense)	395,355	18,603

(Loss) Before Income Taxes	(230,413)	(833,688)

Income Tax Expense (Benefit)	(4,638)	(40,507)

NET (LOSS)	$(225,775)	$(793,181)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,685,832	9,533,290

Revenues

Revenues from operations for the three months ended September 30, 2017, and September 30, 2016 were $0 and $0, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the three months ended September 30, 2017, and September 30, 2016, respectively.

Gross profit (Loss)

Gross profit for the three months ended September 30, 2017, and September 30, 2016 was $0 and $0, respectively.

Expenses

Our operating expenses for the three months ended September 30, 2017 totaled $625,768, representing a decrease of $226,523, or approximately 27% compared to $852,291 for the three months ended September 30, 2016. The largest contributors to the decrease in operating expenses was the decrease in non-cash compensation expenses.

 General and administrative expenses for the three months ended September 30, 2017 totaled $288,123, representing an increase of $83,172, compared to $204,951 for the three months ended September 30, 2016. General and administrative expenses include audit and legal fees, office rental, insurance, patent fees, salaries and travel expenses.

Research and Development expenses for the three months ended September 30, 2017 and September 30, 2016 were $153,625 and $17,104 respectively, representing an increase of $136,521 or 798%. The research and development expenses are attributable to the development and studies for MCV.

Depreciation and amortization expenses for the three months ended September 30, 2017 and September 30 2016 were $3,946 and $3,749, respectively, related to the amortization of patents.

Consulting expenses for the three months ended September 30, 2017 and September 30, 2016 were $67,210 and $0, respectively, representing an increase of $67,210. The expenses in 2017 were primarily to medical consultancy services.

Other income (expense) net for the three months ended September 30, 2017 and September 30, 2016 were $395,355 and $18,603, respectively. Other expense is associated with interest on related party loans and gain/(losses) on currency transactions.

Net Loss

Net loss for the three months ended September 30, 2017 was $(225,775) or $(0.016) per share compared to a net loss of $(793,181) or $(0.08) per share for the three months ended September 30, 2016, representing a decrease of $(567,406) or 72%. The net decrease was primarily due to the decrease in the non-cash compensation expenses.

Cash Flows

Cash used by operating activities for the three months ended September 30, 2017 was $623,418, representing an increase of $296,733, or approximately 91% compared to cash used by operating activities of $326,496 for the three months ended September 30, 2016. The net cash used by operating activities was primarily due to fund raising efforts of the Company and the operations of DanDrit Denmark.

Assets

Total assets as of September 30, 2017 were $3,711,327 compared to $4,522,152 as of June 30, 2017. Total current liabilities decreased to $951,448 as of September 30, 2017 compared to $2,989,418 as of June 30, 2017. The increases in total assets and decrease in total current liabilities were mainly due to a continued loss from operations for research and development, additional financing and expenditures to raise additional capital funding.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
2.1	Share Exchange Agreement dated February 12, 2014 (1)

2.2	Share Cancellation Agreement dated February 12, 2014 (1)

3.1	Certificate of Incorporation (2)

3.2	Bylaws (2)

3.3	Articles of Association of DanDrit Denmark, as amended, dated February 26, 2004 (1)

3.4	Certificate of Ownership and Merger, dated February 12, 2014 (1)

4.1	Form of Common Stock Certificate (3)

10.1	CFO Service Agreement by and between DanDrit Denmark and Mr. Robert Wolfe effective July 11, 2017 (4)

10.2	Form of Subscription Agreement (5)

10.3	Form of Warrant (5)

10.4	Promissory Note dated July 14, 2017 (6)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
**	Furnished herewith.
(1)	Filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on February 14, 2014.
(2)	Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 12, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 16, 2014, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on September 29, 2017 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 1, 2017 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 20, 2017 and incorporated herein by reference.

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