Form 10-Q
period 2017-12-31
DanDrit Biotech USA, Inc.
filed 2018-02-09
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

As of February 7, 2018, the number of shares of the registrant’s common stock outstanding was 13,910,894.

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

The results for the period ended December 31, 2017 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2017 as amended and filed with the Securities and Exchange Commission on November 20, 2017.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2017	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,306,129	$3,941,712
Cash held in escrow	4,811,766	-
Other Receivables	104,500	223,777
Prepaid Expenses	15,385	33,391

Total Current Assets	7,237,780	4,198,880

PROPERTY AND EQUIPMENT, Net accumulated Depreciation	-	-

OTHER ASSETS
Definite life intangible assets	122,794	124,393
Deposits	8,719	2,739
Deferred Stock Offering Cost	10,874	-
Loan Receivable	446,939	196,140
Total Other Assets	589,326	323,272

TOTAL ASSETS	$7,827,106	$4,522,152

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Advances to purchase common shares	$4,811,766	$1,600,354
Notes Payable - Related Party, current portion	89,000	87,817
Accounts Payable-trade	698,816	434,973
Accounts Payable - Related Party	235,000	235,000
Convertible notes payable – related party, (net of discounts of $0 and $11,997 respectively)	120,300	401,673
Accrued Expenses	19,551	229,601
Total Current Liabilities	5,974,433	2,989,418

Total Liabilities	5,974,433	2,989,418

STOCKHOLDER’S EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized, 13,910,894, and 12,433,290 issued and outstanding at December 31, 2017 and June 30, 2017, respectively	1,391	1,243
Additional paid-in capital	31,629,270	29,622,183
Accumulated Deficit	(29,746,238)	(28,443,524)
Other comprehensive income, net	(31,750)	352,832
Total Stockholder’s Equity	1,852,673	1,532,734

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$7,827,106	4,522,152

 See accompanying notes to the unaudited condensed consolidated financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross profit (Loss)	-	-	-	-

Operating Expenses
General and Administrative Expenses	668,231	348,597	956,947	553,548
Non-cash compensation expenses	-	-	112,837	626,487
Research and Development Expenses	219,969	13,787	373,621	30,891
Depreciation and Amortization	3,954	3,622	7,900	7,371
Consulting Expenses	388,888	182,779	456,098	182,779
Total Operating Expense	1,281,042	548,785	1,907,403	1,401,076

(LOSS) FROM OPERATIONS	(1,281,042)	(548,785)	(1,907,403)	(1,401,076)

Other Income (Expense)
Interest (expense)	-	(2,196)	(62)	(3,213)
Interest (expense) – Related Party	(12,289)	(3,737)	(13,181)	(7,201)
Income (Loss) on Currency Transactions	209,023	(376,701)	596,432	(353,617)
Interest and Other Income	6,328	-	14,928	-
Total Other Income (Expense)	202,762	(382,634)	598,117	(364,031)

(Loss) Before Income Taxes	(1,078,280)	(931,419)	(1,309,286)	(1,765,107)

Income Tax Expense (Benefit)	(1,934)	(12,815)	(6,572)	(53,322)

NET (LOSS)	$(1,076,346)	$(918,604)	$(1,302,714)	$(1,711,785)

BASIC AND DILUTED LOSS PER SHARE	$(0.078)	$(0.10)	$(0.103)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,847,118	9,533,290	12,711,029	9,533,290

See accompanying notes to the unaudited condensed consolidated financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONDENSED STATEMENT OF OTHER COMPREHENSIVE LOSS

	(Unaudited)		(Unaudited)
	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2017	2016	2017	2016

Net Loss	$(1,076,346)	$(918,604)	$(1,302,714)	$(1,711,785)
Currency Translation, Net of Taxes	(129,993)	404,211	(384,582)	378,623

Other Comprehensive Loss	$(1,206,339)	$(514,393)	$(1,687,296)	$(1,333,162)

See accompanying notes to the unaudited condensed consolidated financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended December 31,
	2017	2016
	(Unaudited)

NET (LOSS)	$(1,302,714)	$(1,711,785)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	7,900	7,371
Non-cash compensation	112,837	626,487
Accrued Interest on Notes Payable - Related Party	1,183	1,184
Accrued Interest on Notes Receivable	(10,874)	-
Accretion of discount on notes payable	11,997	8,706
CHANGES IN ASSETS AND LIABILITIES:
(Increase) Decrease in Other Receivables	119,277	540,588
(Increase) Decrease in Prepaid Expenses/Deposits	12,026	4,657
Increase (Decrease) in Accounts Payable	263,843	(176,012)
Increase (Decrease) in Accounts Payable – Related Party	-	30,590
Increase (Decrease) in Accrued Expenses	(210,050)	17,375
Total Adjustments	308,139	1,060,946

NET CASH USED IN OPERATING ACTIVITIES	(994,575)	(650,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (Increase) in Cash Held in Escrow	(4,811,766)	-
Net (Increase) in Note Receivables	(250,799)	-

NET CASH USED BY INVESTING ACTIVITIES	(5,062,565)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Notes Payable – Related Party	-	120,300
Net Proceeds from Advance to Purchase Common Shares	3,211,411
Proceeds from Notes Payables – Related Party	-	240,600
Proceeds from Stock Issuances	1,601,029	-
NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES	4,812,440	360,900

Gain (Loss) on Currency Translation	(390,883)	384,176

NET INCREASE (DECREASE) IN CASH	(1,635,583)	94,237

CASH, BEGINNING OF PERIOD	3,941,712	23,368

CASH, END OF PERIOD	$2,306,129	$117,605

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$-	$-
Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Imputed interest on Non-interest bearing Convertible Notes Payable	$-	$14,401
Beneficial Conversion Feature of Convertible Notes Payable	-	17,294
Amortization of discount on Convertible Notes Payable	11,997	8,706
Compensation for the issuance of stock options to the CEO and the Board	112,837	626,487
Convertible notes payable converted to 183,356 common shares	293,370	-

See accompanying notes to the unaudited condensed consolidated financial statements.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2017 and 2016 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2017 audited financial statements. The results of operations for the periods ended December 31, 2017 and December 31, 2016 are not necessarily indicative of the operating results for the full year.

Business and Basis of Presentation - DanDrit Biotech USA, Inc. (“DanDrit USA”, the “Company”, “we”, “us”, or “Parent”) was originally incorporated in the State of Delaware on January 18, 2011 as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business.

DanDrit BioTech A/S, a Danish corporation was incorporated on April 1, 2001 (“DanDrit Denmark”) and is a 100% owned subsidiary of the Company (subject to 123,464 common shares of DanDrit Denmark or 3.08% of outstanding shares to be acquired with the 185,053 common shares of the DanDrit Biotech USA held in escrow according to Danish law). The Company engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer.

Year End - In June 2015, DanDrit’s board of directors approved a change to DanDrit’s fiscal year end from December 31 to June 30.

Share Exchange / Reverse Acquisition — On February 12, 2014, pursuant to the Share Exchange Agreement (the "Share Exchange Agreement"), the Company completed the acquisition of 100% (subject to 123,464 common shares of DanDrit Denmark or 3.08% of outstanding shares to be acquired with the 185,053 common shares of the Company held in escrow according to Danish law) of the issued and outstanding capital stock of DanDrit Denmark (the “Share Exchange”) and as a result became DanDrit Denmark’s parent company. Prior to the Share Exchange there were 5,000,000 shares of the common stock, par value $.0001 per share (the “Common Stock”) of the Company outstanding. The Company and an existing shareholder agreed to cancel 4,400,000 shares of Common Stock and issued 1,440,000 shares of Common Stock for legal and consulting services related to the Share Exchange and a future public offering. At the time of the Share Exchange each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of Common Stock, for a total of 6,000,000 shares of Common Stock, resulting in 8,040,000 shares of Common Stock outstanding immediately following the Share Exchange, including 185,053 shares of Common Stock reserved for issuance in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark to the DanDrit Denmark shareholders who have not consented to the Share Exchange (the “Non-Consenting Shareholders”), and deemed issued and outstanding for accounting purposes.

Consolidation — For the three and six months ended December 31, 2017 and 2016, the consolidated financial statements include the accounts and operations of DanDrit Denmark, and the accounts and operations of DanDrit USA. All material inter-company transactions and accounts have been eliminated in the consolidation.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidation - For the years ended June 30, 2017 and 2016, the consolidated financial statements include the accounts and operations of the DanDrit Denmark, and the accounts and operations of DanDrit USA. All material inter-company transactions and accounts have been eliminated in the consolidation.

Functional Currency / Foreign currency translation — The functional currency of DanDrit USA is the U.S. Dollar. The functional currency of DanDrit Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the periods ended December 31, 2017 and 2016. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured amounts at December 31, 2017 and 2016 of $6,617,895 and $0, respectively. As of December 31, 2017, the Company had 4,811,766 in cash held in escrow in connection with an advance to purchase Common Shares.

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

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of our MAGE –A dendrite cell cancer therapy. Research and development expenses were included in operating expenses for the six months ended December 31, 2017 and 2016, totaled $373,621 and $30,891, respectively.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Loss Per Share — The Company calculates earnings/(loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the six months ended December 31, 2017 and December 31, 2016, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential common shares is anti-dilutive.

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

Stock Options and Warrants - The Company has granted stock options to certain employees, officers and directors that were subsequently converted to warrants (See Note 10). During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and warrants. The Company accounts for options and warrants in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs of $112,837 and $626,487 have been recognized for the vesting of options and warrants granted to employees and consultants with an associated recognized tax benefit of $0 and $0 for the years ended June 30, 2017 and 2016, respectively.

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

 Reclassification — The financial statements as of June 30, 2017 to conform with the headings used a December 31, 2017 and included breaking out $1,600,354 in cash held in escrow in connection with an advance to purchase of common shares from Notes Payable – Related Party to Advances for the Purchase of common shares. On July 12, 2017, the Company completed the private placement offering of 1,231,561 Units for total proceeds to the Company of $1,601,029.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2017 and June 30, 2017:

	Useful Life	December 31, 2017	June 30, 2017
Lab equipment and instruments	4-7	$177,397	$168,627
Computer equipment	4-7	60,758	57,754
		238,155	226,381
Less Accumulated Depreciation		(238,155)	(226,381)
Net Property and Equipment		$-	$-

Depreciation expense amounted to $0 and $0 for the six month period ended December 31, 2017 and 2016, respectively.

NOTE 3 — DEFINITE-LIFE INTANGIBLE ASSETS

At December 31, 2017 and June 30, 2017, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $122,794 and $124,393, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the six months ended December 31, 2017 and 2016 was $7,900 and $7,371, respectively. Expected future amortization expense for the years ended are as follows:

Year ending June 30,
2018	15,800
2019	15,800
2020	15,800
2021	15,800
2022	15,800
Thereafter	43,794

$122,794

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — NOTE RECEIVABLE

On July 14, 2017, the Company agreed to loan to Enochian Biopharma, Inc., a Delaware corporation (“Enochian”) for up to $500,000 in exchange for a promissory note executed by the Company (the “Enochian Note”). The Enochian Note matures on July 13, 2020, bears interest of 5% per annum and can be repaid early without penalty. The Company may accelerate payment under the Enochian Note upon certain events of default provided therein, whereby all amounts owed will become immediately due and payable. The loan is a long-term debt obligation as defined in Item 303(a)(5)(ii)(A) of Regulation S-K that is material to the Company. As of December 31, 2017, the Company has loaned $446,939 under the Enochian Note with up to an additional $53,061 available to be lent. The Enochian Note shall be assumed, cancelled or forgiven upon the completion of the Merger with Enochian (See Note 11).

The following represents the future maturities of long-term receivables as of December 31, 2017:

Year ending December 31,
2018	-
2019	-
2020	446,939
2021	-
2022	-
Thereafter	-
$446,939

NOTE 5 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consists of the following as of December 31, 2017 and June 30, 2017:

	December 31, 2017	June 30, 2017
Non-Interest Bearing Loan Payable Sunrise Financial Group Inc.	$38,235	$38,235
6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC	50,765	49,581
Total Notes Payable – Related Party	89,000	87,816
Less Current Maturities	(89,000)	(87,816)
Note Payables – Related Party Long Term	$-	$-

As of December 31, 2017, the outstanding balance of $38,235 for professional fees paid by a shareholder and amounts advanced to the Company are reported as notes payable - related party. The $38,235 in notes payable were acquired in the reverse acquisition. The amounts are unsecured, non-interest bearing and have no stipulated repayment terms.

A 6% promissory note payable to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange.  As of December 31, 2017, and 2016, the outstanding balance on such note, including accrued interest, was $50,765 and $48,417, respectively. During the three and six months ended December 31, 2017, the Company recorded related party interest on the note of $592 and $1,184, respectively and during the three and six months ended December 31, 2016, the Company recorded related party interest on the note of $592 and $1,184, respectively.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY

Convertible notes payable to related parties consisted of the following as of December 31, 2017 and June 30, 2017:

	December 31, 2017	June 30, 2017
Non-Interest Bearing Notes Payable to a Shareholder	$120,300	$120,300
Non-Interest Bearing Notes Payable to a Former Director and Shareholder	-	240,600
Non-Interest Bearing Notes Payable to a Former Director and Shareholder	-	52,770
Less Discount	-	(11,997)
Total Convertible Notes Payable – Related Party	120,300	$401,673
Less Current Maturities	(120,300)	(401,673)
Net Convertible Note Payables – Related Party Long Term	$-	-

The following represents the future maturities of short-term debt as of December 31, 2017:

December 31, 2017
2018	120,300
2019	-
2020	-
2021	-
2022	-
Thereafter	-
120,300

On July 1, 2016, the Company entered into a non-interest bearing convertible note for $60,150 with a shareholder of the Company (the “July 1 Note”). The July 1 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share (see Note 11). The July 1 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share with a maturity date of December 31, 2017. As the Common Stock was trading at $2.50 on July 1, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the July 1 Note is non-interest bearing, the Company imputed the interest at 3% and further recorded a discount of $2,639. The interest is being amortized to expense using the effective interest method through the December 31, 2017 maturity. For the six months ended December 31, 2017 and December 31, 2016, interest expense of $3,697 and $5,234 respectively, was recorded for the amortization of the discount. The Note was subsequently converted into 37,594 shares of the Company’s common stock on January 31, 2018.

On July 19, 2016, the Company entered into a non-interest bearing convertible note for $60,150 with a shareholder of the Company (the “July 19 Note”). The July 19 Note had a maturity date December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share (see Note 11). The July 19 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share with a maturity date of December 31, 2017. As the July 19 Note is non-interest bearing, the Company imputed the interest at 3% and further recorded a discount of $2,555. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the six months ended December 31, 2017 and December 31, 2016, interest expense of $899and$783 respectively, was recorded for the amortization of the discount. The Note was subsequently converted into 37,594 shares of the Company’s common stock on January 31, 2018.

On August 24, 2016, the Company entered into a non-interest bearing convertible note for $90,225 with a shareholder of the Company (the “August 24 Note”). The August 24 Note was later acquired by an entity controlled by a then board member and shareholder of the Company. The August 24 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share. The August 24 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share with a maturity date of December 31, 2017 (see Note 10). As the Common Stock was trading at $2.05 on August 24, 2016, the Company bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $2,256. As the August 24 Note was non-interest bearing, the Company imputed the interest at 3% and further recorded a discount of $3,577. Interest is amortized to expense using the effective interest method through maturity. For six months ended December 31, 2017 and December 31, 2016, interest expense of $1,610 and $1,487, respectively, was recorded for the amortization of the discount. The August 24 Note was converted to 56,390 shares of the Company’s Common Stock on November 29, 2017.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued)

On September 21, 2016 the Company entered into a non-interest bearing convertible note for $150,375 with a shareholder of the Company (the “September 21 Note”). The September 21 Note was later acquired by an entity controlled by a then board member and shareholder of the Company. The September 21 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share. The September 21 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share with a maturity date of December 31, 2017 (See Note 10). As the note was non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $5,630. Interest is amortized to expense using the effective interest method through maturity. For the six months ended December 31, 2016, interest expense of $1,202 was recorded for the amortization of the discount. The September 21 Note was converted to 93,984 shares of the Company’s common stock on November 29, 2017.

On March 9, 2017, the Company entered into a non-interest-bearing convertible note for $52,770 with an entity controlled by shareholder and former board member of the Company (the “March 9 Note” and together with the September 21 Note, August 24 Note, July 19 Note and the July 1 Note, the “2016/2017 Notes”). The March 9 Note was originally convertible into shares of Common Stock at $2.00 per share, and had an original maturity date of June 30, 2017.The March 9 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share with a maturity date of December 31, 2017 (See Note 10). As the note is non-interest bearing the Company imputed the interest at 3% and further recorded a discount of $486. The interest will be amortized to expense using the effective interest method through the June 30, 2017 maturity. The March 9 Note was converted to 32,982 shares of the Company’s Common Stock on November 29, 2017.

NOTE 7 — LEASES

Operating Leases — The Company leased laboratory and production space under an operating lease agreement which terminated September 30, 2017. The lease called for monthly payments of DKK 6,300 (approximately $1,000 at September 30, 2017).

The Company had an agreement for use of virtual office space at a rate of $450 per month on a month-to-month basis, which was terminable by either party on one month’s notice. This lease was terminated November 30, 2017.

On November 13, 2017, the Company entered into a Lease Agreement for a term of five years and two months from November 1, 2017 (the “Term”) with Plaza Medical Office Building, LLC, a California Limited Liability Company (the “Landlord”), as landlord, pursuant to which the Company agreed to lease from the Landlord certain premises (the “Leased Premises”) located in Los Angeles.

The Leased Premises consist of approximately 2,325 rentable square feet. The base rent for the Leased Premises increases by 3% each year over the Term, and ranges from approximately $8,719 per month for the first year to $10,107 per month for the two months of the sixth year. The equalized monthly lease payment for the term of the lease is $8,124. The Company is entitled to $70,800 in tenant improvement allowance in the form of free rent applied over 10 months in equal installments beginning in January of 2018.

For the six months ended December 31, 2017 and December 31, 2016 the lease expense charged to operations was $1,450 and $1,395, respectively.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock — The Company has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. As of December 31, 2017 and June 30, 2017 there were 13,910,894 and 12,433,290 shares issued and outstanding, respectively.

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

 Common Stock Issuances — On May 15, 2017, the Company completed a private placement offering of units, with each unit consisting of one share of Common Stock and warrants to purchase two shares of Common Stock at a strike price of $1.30 per share (each, a “Unit”), for $1.30 per Unit. In total, the Company issued and sold 2,700,000 shares of Common Stock and warrants to acquire 5,400,000 shares of Common Stock for total proceeds to the Company of $3,510,000.

On June 9, 2017, the Company issued 200,000 shares of Common Stock valued at $240,000 in connection with a consulting agreement at $1.20 per share.

On July 12, 2017, the Company completed a private placement offering of 1,231,561 Units for total proceeds to the Company of $1,601,029.

On August 30, 2017, the Company issued 62,687 shares of Common Stock to the CEO and recorded non-cash compensation expense of $112,837 with a cost basis of $1.80.

On November 29, 2017 pursuant to the exercise of certain Convertible promissory notes of $90,225, $150,375 and $52,770, the Company issued 183,356 shares of Common Stock with a cost-basis of $1.60 per share.

As of December 31, 2017, the Company had 4,811,766 in cash held in escrow in connection with an advance to purchase common shares.

Share Exchange Agreement / Reverse Acquisition — On February 12, 2014, in accordance with the terms and conditions of the Share Exchange Agreement we completed the acquisition of 100% (subject to 123,464 common shares of DanDrit Denmark or 3.08% of outstanding shares to be acquired with the 185,053 common shares of the DanDrit Biotech USA held in escrow according to Danish law) of the issued and outstanding capital stock of DanDrit Denmark (Share Exchange) and as a result became DanDrit Denmark’s parent company. In connection with the Share Exchange, each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of Common Stock for an aggregate of 6,000,000 shares, including 185,053 shares of Common Stock reserved for issuance, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, to the DanDrit Denmark shareholders who did not consent to the Share Exchange and deemed issued and outstanding for accounting purposes. In addition, in connection with the Share Exchange (1) the sole shareholder prior to the Share Exchange agreed to cancel 4,400,000 shares of outstanding Common Stock owned by it and (2) the board of directors and executive management of DanDrit Denmark was appointed to serve as the Board of Directors and executive management of DanDrit USA effective upon the resignation of the sole officer and director of DanDrit USA prior to the closing of the Share Exchange.

Stock Options / Grant Warrants — On September 15, 2016, the Board granted the right to acquire 300,000 shares of Common Stock at a strike price of $2.00 per share in what the Board originally described as "options" (the "Grants") to each of Eric Leire, APE Invest A/S for Aldo Petersen and N.E. Nielsen in consideration of their service to the Company, which vested upon grant, and expire December 31, 2019. In October of 2017, the Company issued warrants to APE Invest A/S and N.E. Nielsen, and in January 2018, the Company issued a warrant to Eric Leire (each a "Option/Grant Warrant" collectively the “Options/Grant Warrants”) to evidence the Grants for an aggregate of 900,000 Options/Grant Warrants.

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

The Company recognizes compensation costs for the Options/Grant Warrants to employees based on their grant-date fair value. The value of each Option/Grant Warrant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the Options/Grant Warrants granted during 2016 using the Black-Scholes option-pricing model are as follows:

DanDrit Biotech USA, Inc.
Expected term (in years)	3.29
Volatility	189.65%
Risk free interest rate	0.87%
Dividend yield	0%

The Company recognized stock based compensation expense related to the Options/Grant Warrants of $0 and $626,487 for the six months ended December 31, 2017 and December 31, 2016, respectively. At December 31, 2017 and December 31, 2016, the Company had approximately $0 of unrecognized compensation cost related to non-vested Options/Grant Warrants.

A summary of the status of the Options/Grant Warrants originally issued to an officer and two (now former) directors outstanding at December 31, 2017 is presented below:

		Options/Grant Warrants Outstanding			Options/Grant Warrants Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	$2.00	900,000	2.0	$2.00	900,000	$2.00
Total		900,000	2.0	$2.00	900,000	$2.00

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the Options/Grant Warrants at December 31, 2017, and changes during the period are presented below:

	December 31, 2017
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	900,000	$2.00	2.0	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	900,000	$2.00	2.0	$2.75
Vested and expected to vest	900,000	$2.00	2.0	$2.75
Exercisable end of period	900,000	$2.00	2.0	$2.75

At December 31, 2017, all Options/Grant Warrants issued are exercisable. The total intrinsic value of Options/Grant Warrants at December 31, 2017 was $2,475,000. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2017 (for outstanding Options/Grant Warrants), less the applicable exercise price.

ANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

Common Stock Purchase Warrants

A summary of the status of common shares which can be purchased underlying the warrants outstanding at December 31, 2017 is presented below:

	Equivalent Shares Underlying Warrants Outstanding			Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	5,500,000	4.3	$1.30	5,500,000	$1.30
$1.30	2,463,122	4.0	$1.30	2,463,122	$1.30

Total	7,963,122	4.2	$1.30	7,963,122	$1.30

At December 31, 2017, the Company had 0 non-vested warrants. On April 21, 2017, the Company recorded non-cash compensation expense of $115,754 related to the 100,000 warrants issued for consulting services. The warrants were valued using the Black-Scholes option pricing model using the following assumptions 5 year expected term, 188% volatility, 1.77% risk free interest rate and 0% dividend yield.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

DANDRIT BIOTECH USA, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — RELATED PARTY TRANSACTIONS

Between July 1, 2016 and March 9, 2017, the Company entered into the 2016/2017 Notes with shareholders of the Company, one of whom is a former director of the Company (see Note 6). On October 31, 2017, the Company executed amendments to the 2016/2017 Notes and issued replacement notes to the current holders of such notes. The 2016/2017 Notes, as amended, were convertible into shares of Common Stock at $1.60 per share and mature on December 31, 2017. The holders of the 2016/2017 notes have converted such notes into 150,374 shares of Common Stock (See Note 6 and Note 11).

On December 29, 2017 the Company entered into a consulting agreement (“RS Consulting Agreement”) with RS Group ApS, a company owned and controlled by 2 Company directors for consulting services from October 1, 2017 through March 31, 2018.In consideration for the consulting services, the Company will pay RS Group ApS $367,222. At December 31, 2017 the Company had a payable to RS Group ApS of $367,222.

At December 31, 2017, and December 31, 2016, the Company had a payable to a law firm at which the former Chairman of the Board of Directors was a partner in the amount of $0 and $127,947, respectively.

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

On September 15, 2016, the Company recorded $626,487 in non-cash compensation for the grant of 900,000 Grant Warrants to employees, officers, and directors of the Company, which shall be fully vested upon grant, to purchase shares of Common Stock at $2.00 per share, and expire December 31, 2019. The Grant Warrants contain certain anti-dilution provisions.

NOTE 11 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. The following material subsequent events occurred:

On January 12, 2018 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, DanDrit Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Registrant (“Merger Sub”), Enochian and Weird Science LLC, a California limited liability company and the super majority stockholder of Enochian (“Weird Science”). The Merger Agreement provides, among other things, that the Merger Sub will merge with and into Enochian, with Enochian as the surviving corporation (the “Merger”). As consideration for the Merger, the stockholders of Enochian shall be entitled to receive (i) 50% of the number of shares of Common Stock issued and outstanding as of the effective time of the Merger, in the aggregate, after giving effect to the Merger, and (ii) earn-out shares of the Common Stock pro rata upon the exercise or conversion of any of the Parent’s stock options and warrants which are outstanding at closing.

On January 18, 2018, the Company announced the appointment of Ambassador Mark R. Dybul, MD and Steven G. Deeks, MD to its Scientific Advisory Board. Ambassador Dybul will also serve as the Chairman of the Scientific Advisory Board.

On January 24, 2018, the holder of the July 1 Note and the July 19 Note converted both notes, and the Company subsequently issued 75,188 shares of Common Stock.

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

On December 29, 2017 the Company entered into a consulting agreement (the “RS Consulting Agreement”) with RS Group ApS, a company owned and controlled by two Company directors for consulting services from October 1, 2017 through March 31, 2018. In consideration for the consulting services, the Company will pay RS Group ApS $367,222. At December 31, 2017 the Company had a payable to RS Group ApS of $367,222.

On January 12, 2018, the Company entered into the Merger Agreement, by and among the Company, Merger Sub, Enochian and Weird Science. The Merger Agreement provides, among other things, that the Merger Sub will merge with and into Enochian, with Enochian as the surviving corporation. As consideration for the Merger, the stockholders of Enochian shall be entitled to receive (i) 50% of the number of shares of Common Stock issued and outstanding as of the effective time of the Merger, in the aggregate, after giving effect to the Merger, and (ii) earn-out shares of the Company’s common stock pro rata upon the exercise or conversion of any of the Company’s stock options and warrants which are outstanding on the date of closing.

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

As of December 31, 2017, the Company had $2,306,129 in cash and working capital of $1,263,347 as compared to $2,944,659 and $3,941,712 in cash and $2,210,007 and $1,209,462 in working capital as of September 30, 2017 and June 30, 2017, respectively. The decrease in cash is primarily attributable due to fund raising efforts of the Company and the operations of DanDrit Denmark.

On May 15, 2017, the Company completed a private placement offering of units, with each unit consisting of one share of Common Stock and two warrants to purchase one share of Common Stock at a strike price of $1.30 per share for $1.30 per unit. In total, the Company issued and sold 2,700,000 shares of Common Stock and warrants to acquire 5,400,000 shares of Common Stock for total proceeds to the Company of $3,510,000.

On July 12, 2017, Company completed a private placement offering of 1,231,561 units, with each unit consisting of one share of Common Stock and warrants to purchase two shares of Common Stock at a strike price of $1.30 per share for $1.30 per unit for total proceeds to the Company of $1,601,029.

The private placements were made directly by the Company in reliance upon Section 4(a)(2) and/or Regulation S and no underwriter or placement agent was engaged by the Company.

Following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended December 31, 2017	Six Months Ended December 31, 2016
Net Cash (Used by) Operating Activities	$(994,575)	$(650,839)
Net Cash (Used by) Investing Activities	(5,062,565)	-
Net Cash Provided by Financing Activities	$4,811,766	$360,900
(Gain) Loss on Currency Translation	(390,883)	384,176
Net Increase (Decrease) in Cash and Cash Equivalents	$(1,635,583)	$94,237

  As of December 31, 2017, and December 31, 2016, the outstanding balance of $38,235 for professional fees paid by a related party and amounts advanced to the Company are reported as loan payable - related party. The $38,235 loan payable was acquired in the reverse acquisition. The amount is unsecured, non-interest bearing and has no stipulated repayment terms.

A 6% promissory note payable to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange. As of December 31, 2017, and December 31, 2016, the outstanding balance on the note, including accrued interest, was $50,173 and $48,417, respectively. During the six months ended December 31, 2017 and December 31, 2016 the Company recorded related party interest on the Note of $1,184, and $1,184, respectively.

On July 1, 2016, the Company entered into the July 1 Note for $60,150 with a shareholder of the Company. The July 1 Note had a maturity date of December 31, 2017 and was convertible into shares of Common Stock at $2.00 per share. The July 19 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share with a maturity date of December 31, 2017 (see Note 10 to the Financial Statements). The July 1 Note was converted into 37,594 shares of Common Stock On January 24, 2018 (see Note 11 to the financial statements).

On July 19, 2016, the Company entered into the July 19 Note for $60,150 with a shareholder of the Company. The July 19 Note had a maturity date of December 31, 2017 and was convertible into shares of Common Stock at $2.00 per share. The July 19 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share with a maturity date of December 31, 2017 (see Note 10 to the Financial Statements). The July 19 Note was converted into 37,594 shares of Common Stock on January 24, 2018 (see Note 11 to the financial statements).

On August 24, 2016, the Company entered into the August 24 Note for $90,225 with a shareholder of the Company. The August 24 Note was later acquired by an entity controlled by a then board member and shareholder of the Company. The August 24 Note matured on December 31, 2017 and was convertible into shares of Common Stock at $2.00 per share. The August 24 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share with a maturity date of December 31, 2017 (see Note 10 to the Financial Statements). The August 24 Note was converted to 56,390 shares of the Company’s Common Stock on November 29, 2017.

 On September 21, 2016 the Company entered into the September 21 Note for $150,375 with a shareholder of the Company. The September 21 Note had a maturity date of December 31, 2017 and was convertible into shares of Common Stock at $2.00 per share. The September 21 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share with a maturity date of December 31, 2017 (see Note 10 to the Financial Statements). The September 21 Note was converted to 93,984 shares of the Company’s Common Stock on November 29, 2017.

On March 9, 2017, the Company entered into the March 9 Note for $52,770 with an entity controlled by shareholder and former board member of the Company. The March 9 Note matured June 30, 2017 and was convertible into shares of Common Stock at $2.00 per share. The March 9 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share with a maturity date of December 31, 2017 (see Note 10 to the Financial Statements). The March 9 Note was converted to 32,982 shares of the Company’s Common Stock on November 29, 2017.

 Results of Operations for the three months ended December 31, 2017 compared to the three months ended December 31, 2016

The following table sets forth our revenues, expenses and net income for the three months ended December 31, 2017 and December 31, 2016. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended
	December 31,
	2017	2016

Revenues	$-	$-

Cost of Goods Sold	-	-

Gross profit (Loss)	-	-

Operating Expenses
General and Administrative Expenses	668,231	348,597
Non-cash compensation expenses	-
Research and Development Expenses	219,969	13,787
Depreciation and Amortization	3,954	3,622
Consulting Expenses	388,888	182,779
Total Operating Expense	1,281,042	548,785

(LOSS) FROM OPERATIONS	(1,281,042)	(548,785)

Other Income (Expense)
Interest (expense)	-	(2,196)
Interest (expense) – Related Party	(12,289)	(3,737)
Gain (Loss) on Currency Transactions	209,023	(376,701)
Interest and Other Income	6,328	-
Total Other Income (Expense)	202,762	(382,634)

(Loss) Before Income Taxes	(1,078,280)	(931,419)

Income Tax Expense (Benefit)	(1,934)	(12,815)

NET (LOSS)	$(1,076,346)	$(918,604)

BASIC AND DILUTED LOSS PER SHARE	$(0.078)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	13,847,118	9,533,290

Revenues

Revenues from operations for the three months ended December 31, 2017, and December 31, 2016 were $0 and $0, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the three months ended December 31, 2017, and December 31, 2016, respectively.

Gross profit (Loss)

Gross profit for the three months ended December 31, 2017, and December 31, 2016 was $0 and $0, respectively.

Expenses

Our operating expenses for the three months ended December 31, 2017 and December 31, 2016 were $1,281,042 and $548,785, respectively, representing an increase of $732,257, or approximately 133%. The largest contributors to the increase in operating expenses were the increase in general and administrative expenses and consulting expenses.

 General and administrative expenses for the three months ended December 31, 2017 and December 31, 2016 were $668,231 and $348,597, respectively, representing an increase of $319,634, or approximately 92%. The increase in general and administrative expenses is primarily due to an increase in cash compensation to officers and increased legal expenses.

Research and Development expenses for the three months ended December 31, 2017 and December 31, 2016 were $219,969 and $13,787, respectively, representing an increase of $206,182 or approximately 14.95%. The increase in research and development expenses is attributable to expenditures related to the development and studies for MCV and HIV studies.

Depreciation and amortization expenses for the three months ended December 31, 2017 and December 31, 2016 were $3,954 and $3,622, respectively, and are related to the amortization of patents.

Consulting expenses for the three months ended December 31, 2017 and December 31, 2016 were $388,888 and $182,779, respectively, representing an increase of $206,109, or 113%. The increase in consulting expenses is primarily due to the consulting services provided under the RS Consulting Agreement.

Other Income

Other income (expense) net for the three months ended December 31, 2017 and December 31, 2016 was $202,762 and $(382,634), respectively representing an increase of $585,396 or approximately 153%. The increase in other income is due to and gains on currency transactions and interest on related party loans.

Net Loss

Net loss for the three months ended December 31, 2017 was $(1,076,346) or $(0.08) per share compared to a net loss of $(918,604) or $(0.10) per share for the three months ended December 31, 2016, representing an increase in loss of $157,742 or approximately 17%. The net increase in loss was primarily due to the increase in the general and administrative expense and consulting expense.

Cash Flows

Cash used by operating activities for the three months ended December 31, 2017 and December 31, 2016 was $371,157 and $324,343, respectively, representing an increase of $46,814, or approximately 14%. The net increase was primarily due to fund raising efforts of the Company and the operations of DanDrit Denmark.

Results of Operations for the six months ended December 31, 2017 compared to the six months ended December 31, 2016

The following table sets forth our revenues, expenses and net income for the six months ended December 31, 2017 and December 31, 2016. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Six Months Ended
	December 31,
	2017	2016

Revenues	$-	$-

Cost of Goods Sold	-	-

Gross profit (Loss)	-	-

Operating Expenses
General and Administrative Expenses	956,947	553,548
Non-cash compensation expenses	112,837	626,487
Research and Development Expenses	373,621	30,891
Depreciation and Amortization	7,900	7,371
Consulting Expenses	456,098	182,779
Total Operating Expense	1,907,403	1,401,076

(LOSS) FROM OPERATIONS	(1,907,403)	(1,401,076)

Other Income (Expense)
Interest (expense)	(62)	(3,213)
Interest (expense) – Related Party	(13,181)	(7,201)
Gain (Loss) on Currency Transactions	596,432	(353,617)
Interest and Other Income	14,928	-
Total Other Income (Expense)	598,117	(364,031)

(Loss) Before Income Taxes	(1,309,286)	(1,765,107)

Income Tax Expense (Benefit)	(6,572)	(53,322)

NET (LOSS)	$(1,302,714)	$(1,711,785)

BASIC AND DILUTED LOSS PER SHARE	$(0.10)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,711,029	9,533,290

Revenues

Revenues from operations for the six months ended December 31, 2017, and December 31, 2016 were $0 and $0, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the six months ended December 31, 2017, and December 31, 2016, respectively.

Gross profit (Loss)

Gross profit for the six months ended December 31, 2017, and December 31, 2016 was $0 and $0, respectively.

Expenses

Our operating expenses for the six months ended December 31, 2017 and December 31, 2016 were $1,907,403 and $1,401,076, respectively, representing an increase of $506,327, or approximately 36%. The largest contributor to the increase in operating expenses was the increase in general and administrative expenses.

General and administrative expenses for the six months ended December 31, 2017 and December 31, 2016 were $956,947 and $553,548, respectively, representing an increase of $403,399, or approximately 73%. The increase in general and administrative expenses is primarily due to an increase in cash compensation to officers and increased legal expenses.

Research and Development expenses for the six months ended December 31, 2017 and December 31, 2016 were $373,621 and $30,891 respectively, representing an increase of $342,730 or approximately 1,109%. The increase in research and development expenses is attributable to expenditures related to the development and studies for MCV and HIC studies.

Depreciation and amortization expenses for the six months ended December 31, 2017 and December 31 2016 were $7,900 and $7,371, respectively, and are related to the amortization of patents.

Consulting expenses for the six months ended December 31, 2017 and December 31, 2016 were $456,098 and $182,779, respectively, representing an increase of $273,319, or 150%. The expenses in 2017 were primarily for medical consultancy services and the RS Consulting Agreement.

Other Income

Other income (expense) net for the six months ended December 31, 2017 and December 31, 2016 was $598,117 and $(364,031), respectively, representing an increase of $962,148 or approximately 264%. The increase in other income is due to and gains on currency transactions and interest on related party loans.

Net Loss

Net loss for the six months ended December 31, 2017 was $(1,302,714) or $(0.10) per share compared to a net loss of $(1,711,785) or $(0.18) per share for the six months ended December 31, 2016, representing a decrease in loss of $(409,071) or approximately 24%. The net decrease was primarily due to the decrease in the non-cash compensation expenses to offices and directors.

Cash Flows

Cash used by operating activities for the six months ended December 31, 2017 was $994,575, representing an increase of $343,736, or approximately 53% compared to cash used by operating activities of $650,839 for the six months ended December 31, 2016. The net cash used by operating activities was primarily due to fund raising efforts of the Company and the operations of DanDrit Denmark.

Assets

Total assets as of December 31, 2017 were $7,827,106 compared to $4,522,152 as of June 30, 2017. Total current liabilities increased to $5,974,433 as of December 31, 2017 compared to $2,989,418 as of June 30, 2017. The increases in total assets and increase in total current liabilities were primarily due additional capital fund raising efforts.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the six months ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On December 29, 2017, the Company entered into an amendment to the CFO Service Agreement (the “Amendment”) with Robert Wolfe, the Chief Financial Officer of the Company. The Amendment provides that Mr. Wolfe will be paid a salary of $240,000 per year, along with a $7,500 signing fee and full health care benefits.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
4.1*	Form of Grant Warrant

10.1	Form of Subscription Agreement (4)

10.2*	RS Consulting Agreement

10.4*	Amendment to CFO Service Agreement

10.5*	Form of Convertible Note Amendment

10.6	Lease agreement, November 13, 2017 (5)

10.7	Enochian Merger Agreement, January 12, 2018 (6)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
**	Furnished herewith.
(1)	Filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on February 14, 2014.
(2)	Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 12, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 16, 2014, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 1, 2017 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on November 15, 2017 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on January 17, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2018	DANDRIT BIOTECH USA, INC.

	By:	/s/ Eric Leire
Eric Leire
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert Wolfe
Robert Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)

