Form 10-Q
period 2018-03-31
Enochian Biosciences Inc
filed 2018-05-15
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54478

Enochian Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2259340
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Enochian Biosciences, Inc.

Stumpedyssevej 17,

2970 Horsholm, Denmark

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

As of May 15, 2018, the number of shares of the registrant’s common stock outstanding was 36,163,924.

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARIES

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

The results for the period ended March 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2017 as amended and filed with the Securities and Exchange Commission on November 20, 2017.

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$17,018,493	$3,941,712
Other Receivables	31,270	223,777
Prepaid Expenses	15,385	33,391

Total Current Assets	17,065,148	4,198,880

PROPERTY AND EQUIPMENT
Property and Equipment	275,414	226,381
Accumulated Depreciation	(246,515)	(226,381)
PROPERTY AND EQUIPMENT, Net Accumulated Depreciation	28,899	-

OTHER ASSETS
Definite Life Intangible Assets, Net	127,137,725	124,393
Deposits	32,619	2,739
Loan Receivable	-	196,140
Total Other Assets	127,170,344	323,272

TOTAL ASSETS	$144,264,391	$4,522,152

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Advances for the Purchase of Common Stock	$-	$1,600,354
Notes Payable - Related Party	-	87,817
Accounts Payable - Trade	663,576	434,973
Accounts Payable - Related Party	235,000	235,000
Convertible Notes Payable – Related Party	-	401,673
Accrued Expenses	7,490	229,601
Total Current Liabilities	906,066	2,989,418

Total Liabilities	906,066	2,989,418

STOCKHOLDER’S EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, par value $0.0001, 100,000,000 shares authorized, 36,163,924, and 12,433,290 issued and outstanding at March 31, 2018 and June 30, 2017, respectively	3,616	1,243
Additional Paid-In Capital	176,328,822	29,622,183
Accumulated Deficit	(32,706,403)	(28,443,524)
Other Comprehensive (Loss) Income, Net	(267,710)	352,832
Total Stockholder’s Equity	143,358,325	1,532,734

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$144,264,391	4,522,152

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross profit (Loss)	-	-	-	-

Operating Expenses
General and Administrative Expenses	1,874,609	168,503	2,831,556	722,051
Non-Cash and Stock-Based Compensation Expense	105,000	-	217,837	626,487
Research and Development Expenses	137,916	16,290	511,537	47,181
Depreciation and Amortization	761,250	3,498	769,150	10,869
Consulting Expenses	359,783	162,739	815,881	345,518
Total Operating Expense	3,238,558	351,030	5,145,961	1,752,106

(LOSS) FROM OPERATIONS	(3,238,558)	(351,030)	(5,145,961)	(1,752,106)

Other Income (Expense)
Interest (Expense)	-	(2,217)	-	(5,430)
Interest (Expense) – Related Party	1,183	(3,818)	(12,060)	(11,019)
Income (Loss) on Currency Transactions	183,511	96,816	779,943	(256,801)
Other Income, Forgiveness of Debt	87,817	-	87,817	-
Interest and Other Income	1,153	-	16,081	-
Total Other Income (Expense)	273,664	90,781	871,781	(273,250)

(Loss) Before Income Taxes	(2,964,894)	(260,249)	(4,274,180)	(2,025,356)

Income Tax (Benefit)	(4,729)	(14,078)	(11,301)	(67,400)

NET (LOSS)	$(2,960,165)	$(246,171)	$(4,262,879)	$(1,957,956)

BASIC AND DILUTED LOSS PER SHARE	$(0.12)	$(0.03)	$(0.25)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	24,790,153	9,533,290	17,303,255	9,533,290

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE LOSS

	(Unaudited)		(Unaudited)
	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2018	2017	2018	2017

Net Loss	$(2,960,165)	$(246,171)	$(4,262,879)	$(1,957,956)
Currency Translation, Net of Taxes	(235,960)	(107,576)	(620,542)	270,983

Other Comprehensive Loss	$(3,196,125)	$(353,747)	$(4,883,421)	$(1,686,973)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended March 31,
	2018		2017
	(Unaudited)

NET (LOSS)		$(4,262,879)	$(1,957,956)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization		769,150	10,869
Non-Cash Compensation and Stock Based Compensation Expense		217,837	626,487
Accrued Interest on Notes Payable - Related Party		-	1,763
Accrued Interest on Notes Receivable		(10,874)	-
Loss on Forgiveness on Note Receivable		457,813	-
(Gain) on Forgiveness of Debt, Related Party		(87,817)	-
Accretion of Discount on Notes Payable		11,997	14,166
CHANGES IN ASSETS AND LIABILITIES:
Decrease in Other Receivables		192,507	501,109
(Increase) Decrease in Prepaid Expenses/Deposits		(11,874)	7,071
Increase (Decrease) in Accounts Payable		219,597	(267,864)
Increase in Accounts Payable – Related Party		-	286,015
(Decrease) Increase in Accrued Expenses		(222,111)	99,832
Total Adjustments		1,536,225	1,279,448

NET CASH USED IN OPERATING ACTIVITIES		(2,726,654)	(678,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Acquired in Acquisition Enochian Biopharma Inc.		2,067	-
Purchase of Property and Equipment		(30,000)	-
(Increase) in Note Receivables		(250,799)	-

NET CASH USED BY INVESTING ACTIVITIES		(278,732)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on Notes Payable – Related Party		-	413,670
Proceeds from Stock Issuances		16,712,715	-
NET CASH PROVIDED BY FINANCING ACTIVITIES		16,712,715	413,670

(Loss) Gain on Currency Translation		(630,548)	275,169

NET INCREASE IN CASH		13,076,781	10,331

CASH, BEGINNING OF PERIOD		3,941,712	23,368

CASH, END OF PERIOD		$17,018,493	$33,699

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest		$-	$-
Income Taxes		$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Imputed interest on Non-interest bearing Convertible Notes Payable		$-	$14,888
Beneficial Conversion Feature of Convertible Notes Payable		$-	$17,294
Amortization of discount on Convertible Notes Payable		$11,997	$14,166
Stock options to the Board	$		$626,487
Stock issued in exchange for services		$217,837	$-
Convertible notes payable converted to 183,356 common shares		$401,673	$-
Common Stock issued and contingent common shares to acquire EBI		$127,764,437	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2018 and 2017 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2017 audited financial statements. The results of operations for the periods ended March 31, 2018 and March 31, 2017 are not necessarily indicative of the operating results for the full year.

Business and Basis of Presentation – Enochian Biosciences, Inc. formerly DanDrit Biotech USA, Inc. (“Enochian”, or “Registrant”, and together with its subsidiaries, the “Company”, “we” or “us”) engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of HIV and cancer. The Registrant was originally incorporated in the State of Delaware on January 18, 2011. On March 2, 2018, the Dandrit BioTech USA, Inc. amended its articles of incorporation changing the name of the Company to Enochian Biosciences, Inc.

Subsidiaries

Enochian Biopharma Inc. (“EBI”) was incorporated on May 19, 2017 and is a 100% owned subsidiary of the Registrant. EBI owns a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans (the “Field”). The accompanying financial statements include the accounts of EBI from the date of the acquisition which was completed on February 16, 2018.

DanDrit BioTech A/S, a Danish corporation was incorporated on April 1, 2001 (“DanDrit Denmark”) and is a 100% owned subsidiary of the Registrant (subject to 123,464 common shares of DanDrit Denmark or 3.08% of outstanding shares to be acquired with the 185,053 shares of common stock of the Registrant (“Common Stock”) held in escrow according to Danish law (the “Escrow Shares”)). DanDrit Denmark engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer.

Acquisition of EBI - On January 12, 2018, the Registrant, DanDrit Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Registrant (“Acquisition Sub”), EBI and Weird Science LLC, a California limited liability company and the majority stockholder of EBI (“Weird Science”) entered into an Agreement and Plan of Merger (the “Acquisition Agreement”). On February 16, 2018, the transaction was completed when the Acquisition Sub merged with and into EBI, with EBI as the surviving corporation (the “Acquisition”). As consideration for the Acquisition, the stockholders of EBI received (i) 18,081,962 shares of the Common Stock of the Registrant, and (ii) the right to receive earn-out shares of Common Stock pro rata upon the exercise or conversion of any of the Registrant’s 650,000 Grant Warrants and 5,838,122 warrants which were outstanding at closing. As of March 31, 2018, 6,488,122 shares of Common Stock are contingently issuable in connection with the Acquisition of EBI.

Year End – In June 2015, the Registrant’s Board of Directors approved a change of the Registrant’s fiscal year end from December 31 to June 30.

Consolidation — For the three and nine months ended March 31, 2018 and 2017, the consolidated financial statements include the accounts and operations of Enochian Biosciences, Inc., DanDrit Denmark, and Enochian Biopharma, Inc. All material inter-company transactions and accounts have been eliminated in the consolidation.

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Functional Currency / Foreign currency translation — The functional currency of Enochian and EBI is the U.S. Dollar. The functional currency of DanDrit Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. Dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. Dollars at the average exchange rates prevailing during the periods ended March 31, 2018 and 2017. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured amounts at March 31, 2018 and June 30, 2017 of $16,768,493 and $3,624,482, respectively.

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

Intangible Assets — Definite life intangible assets include patents and licenses. The Company accounts for definite life intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets”. Intangible assets are recorded at cost. Patent costs consist of costs incurred to acquire the underlying patent. If it is determined that a patent will not be issued, the related remaining capitalized patent costs are charged to expense. License agreements cost represent the Fair Value of the license agreement on the date acquired. Intangible assets are amortized on a straight line basis over their estimated useful life. The estimated useful life of patents is twenty years from the date of application.

Impairment of Long-Lived Assets — Long-lived assets, such as property, plant, and equipment, patents and licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

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

Revenue Recognition and Sales —

The sale of the Company’s product is limited to compassionate use within approved countries. The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), and FASB ASC 605 Revenue Recognition. The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer.

The sale of the Company’s product, ENO-4001 (previously known as MCV), is limited to compassionate use within approved countries.

Performance Obligations

We recognized revenue upon completion of our performance obligation. Our performance obligation is the delivery of product. Product revenue performance obligations are completed upon delivery and at that point in time, the control of the product is transferred to the customer and we are entitled to bill the customer for the product delivered.

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

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of the HIV and Cancer therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV and Cancer. Research and development expenses for the nine months ended March 31, 2018 and 2017 amounted to $511,537 and $47,181, respectively.

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes. This statement requires an asset and liability approach for accounting for income taxes.

Loss Per Share — The Company calculates earnings/(loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential common shares included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the nine months ended March 31, 2018 and March 31, 2017, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential common shares is anti-dilutive.

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

Stock Options and Warrants - The Company has granted stock options to certain employees, officers and directors that were subsequently converted to Grant Warrants (See Note 9). During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and warrants. The Company accounts for options and warrants in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs for employee compensation and consulting fees for the nine month period ending March 31, 2018 and 2017 was $217,837 and $626,487, respectively. Non-cash compensation for the three month period ending March 31, 2018 and 2017 was $105,000 and $0, respectively. Non-cash compensation costs of $626,487 have been recognized for the vesting of options and warrants granted to officers, Board members, employees and consultants with an associated recognized tax benefit of $0 for both periods ended March 31, 2018 and 2017, respectively.

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

Accounting Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant estimates include the fair value and potential impairment of intangible assets, depreciation of fixed assets, and fair value of equity instruments issued.

 Reclassification— The financial statements as of June 30, 2017 have been reclassified to conform with the headings used as of March 31, 2018 and included breaking out $1,600,354 in advances for purchase of common shares   from Notes Payable – Related Party to Advances for the Purchase of Common Shares. This reclassification is related to a private placement offering of 1,231,561 Units (see Note 9) for total proceeds to the Company of $1,601,029 that was completed on July 12, 2017, for which some funds were advanced prior to June 30, 2017.

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

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – ACQUISITION OF ENOCHIAN BIOSCIENCES

On January 12, 2018, Acquisition Sub, EBI and Weird Science entered into the Acquisition Agreement. On February 16, 2018, the Acquisition was completed when the Acquisition Sub merged with and into EBI, with EBI as the surviving corporation. As consideration for the Acquisition, the stockholders of EBI received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive earn-out shares of Common Stock pro rata upon the exercise or conversion of any of the Registrant’s 650,000 Grant Warrants and 5,838,122 warrants which were outstanding at closing.

On February 16, 2018, the Registrant issued 18,081,962 shares of Common Stock and has recorded contingent consideration of potentially 6,488,122 shares of Common Stock to be issued upon the exercise of 5,838,122 warrants and 650,000 Grant Warrants of the Registrant which remain outstanding.

The transaction was accounted for in accordance with the provisions of ASC 805-10, Business Combinations. The Company retained independent appraisers to advise management in the preliminary determination of the fair value of the various assets acquired and liabilities assumed. The values assigned in these financial statements are preliminary and represent management’s best estimate of fair values as of the Closing Date. The Company has recorded estimated amounts of the fair market value of the assets acquired.  The determination of the allocation of the purchase price to the underlying tangible and intangible assets in the financial statements are subject to change as additional information becomes available.  As required by ASC 805-20, Business Combinations—Identifiable Assets and Liabilities, and Any Non-controlling Interest, management conducted a review to reassess whether they identified all the assets acquired and all the liabilities assumed, and followed ASC 805-20’s measurement procedures for Closing Date recognition of the fair value of net assets acquired.

The following are the fair value of assets acquired and liabilities assumed as of the Closing Date of February 16, 2018:

Cash and cash equivalents	$2,067
Accounts payable	(9,006)
Other intangible assets [1]	127,771,376
Total Consideration	$127,764,437

The estimated fair value of the major components of the other intangible assets acquired and their estimated useful lives are as follows:

	Preliminary Fair Value	Weighted Average Useful Life (in Years)
Definite life intangible asset “License agreement”	$127,771,376	20

Total	$127,771,376

[1] a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred but are accounted for as operating expenses in the periods in which the costs are incurred. Acquisition-related costs were $2,392,224 during the nine months ended March 31, 2018.

As of March 31, 2018, revenues of $0 and net loss of $15,000 from February 16, 2018 to March 31, 2018 of the acquired subsidiaries have been included in the Consolidated Financial Statements.

The following unaudited pro forma condensed financial information presents the combined results of operations of Company and EBI as if the acquisition had occurred as of the beginning of each period presented. The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented and should not be taken as being representative of the future consolidated results of operations of the Company:

	For the Nine Months ended March 31, 2018
	Historical				Pro forma
	Company		EBI		Adjustments		Combined

Net sales		$-		$-	$-		$-
Operating expenses		5,145,961		1,208,732	4,035,308	[a]
					(1,005,531)	[b]	9,384,470
Other (income) expense		(871,781)		(1,005,531)	1,005,531	[b]	(871,781)
Income Taxes Expense (Benefit)		(11,301)					(11,301)
Net (loss)		(4,262,879)		(203,201)	4,035,308	[a]	(8,501,388)
Net (loss) per common share, basic and diluted	$		$		$		$0.26
Shares Outstanding, Basic and Diluted							32,547,537

	For the Three Months ended March 31, 2018
	Historical				Pro forma
	Company		EBI		Adjustments		Combined

Net sales		$-		$-	$-		$-
Operating expenses		3,238,558		438,329	841,023	[a]
					(598,035)	[b]	3,919,875
Other (income) expense		(273,664)		(598,035)	598,035	[b]	(273,664)
Income Taxes Expense (Benefit)		(4,729)					(4,729)
Net (loss)		(2,960,165)		159,705	(841,023)	[a]	(3,641,483)
Net (loss) per common share, basic and diluted	$		$		$		$(0.11)
Shares Outstanding, Basic and Diluted							34,232,955

[a] Pro forma adjustments represent the full year amortization of intangible assets acquired in the acquisition of EBI.  These assets were amortized on a straight-line basis over their estimated useful lives.

[b] Eliminates intercompany transactions.

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2018 and June 30, 2017:

	Useful Life	March 31, 2018	June 30, 2017
Lab Equipment and Instruments	4-7	$212,804	$168,627
Computer Equipment	4-7	62,610	57,754
Total		275,414	226,381
Less Accumulated Depreciation		(246,515)	(226,381)
Net Property and Equipment		$28,899	$-

Depreciation expense amounted to $1,101 and $0 for the nine month period ended March 31, 2018 and 2017, respectively.

NOTE 4 — DEFINITE-LIFE INTANGIBLE ASSETS

At March 31, 2018 and June 30, 2017, definite-life intangible assets consisted of the following:

	Useful Life	March 31, 2018	Acquisition		Effect of Currency Translation	June 30, 2017
Patents	20 Years	$330,122	$		$25,602	$304,520
License Agreement	20 Years	127,771,376		127,771,376	-	-
Total		128,101,498		127,771,376	25,602	304,520
Less Accumulated Amortization		(963,773)		(768,049)	(15,597)	(180,127)
Net Definite-Life Intangible Assets		$127,137,725		$127,771,376	10,005	$124,393

During February 2018, the Company acquired a License Agreement to the HIV therapy (“ENO-1001”) which consists of a a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans .

Amortization expense for the nine months ended March 31, 2018 and 2017 was $764,967 and $10,869, respectively.

Expected future amortization expense for the years ended are as follows:

Year ending June 30,
2019	6,404,728
2020	6,404,728
2021	6,404,728
2022	6,404,728
2023	6,404,728
Thereafter	95,114,085

$127,137,725

Impairment – During the fourth quarter of each year, Management performs its annual test of impairment of intangible assets assessing the qualitative factors and determines if it is more than likely than not that the fair value of the asset is greater than or equal to the carrying value of the asset.

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — NOTE RECEIVABLE

On July 14, 2017, the Registrant agreed to loan to EBI up to $500,000 in exchange for a promissory note receivable executed by the Registrant (the “EBI Note”). The EBI Note had an outstanding balance of $457,813 which included accrued interest. This amount was forgiven upon the completion of the Acquisition on February 16, 2018. The Company recorded the forgiveness of this promissory note receivable as general and administrative expense as it paid for acquisition related expense.

NOTE 6 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consists of the following as of March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017
Non-Interest Bearing Loan Payable to Sunrise Financial Group Inc.	$-	$38,235
6% Promissory Note Payable to NLBDIT 2010 Enterprises, LLC	-	49,581
Total Notes Payable – Related Party	-	87,816
Less Current Maturities	-	(87,816)
Note Payables – Related Party Long Term	$-	$-

As of March 31, 2018, and June 30, 2017, the outstanding balances of the loan payable to Sunrise Financial Group Inc. was $0, and $38,235, respectively as the loan was forgiven on March 19, 2018.

A 6% promissory note payable to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Registrant, was acquired by the Registrant in the Share Exchange, payable on February 12, 2014 upon the completion date of the Share Exchange.  As of March 31, 2018, and June 30, 2017, the outstanding balance on such note, including accrued interest, was $0 and $49,581, respectively. During the three and nine months ended March 31, 2018, the Registrant recorded related party interest on the note of $502 and $1,686, respectively and during the three and nine months ended March 31, 2017, the Registrant recorded related party interest on the note of $579 and $1,763, respectively, as the loan was forgiven on March 19, 2018.

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY

Convertible notes payable to related parties consisted of the following as of March 31, 2018 and June 30, 2017:

	March 31, 2018	June 30, 2017
Non-Interest Bearing Notes Payable to a Shareholder	$-	$120,300
Non-Interest Bearing Notes Payable to a Former Director and Shareholder	-	240,600
Non-Interest Bearing Notes Payable to a Former Director and Shareholder	-	52,770
Less Discount	-	(11,997)
Total Convertible Notes Payable – Related Party	-	$401,673
Less Current Maturities	-	(401,673)
Net Convertible Note Payables – Related Party Long Term	$-	-

On July 1, 2016, the Registrant entered into a non-interest bearing convertible note for $60,150 with a shareholder of the Registrant (the “July 1 Note”). The July 1 Note matured on December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share (see Note 9). The July 1 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share and matured on December 31, 2017. As the Common Stock was trading at $2.50 on July 1, 2016, the Registrant bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the July 1 Note was non-interest bearing, the Registrant imputed the interest at 3% and further recorded a discount of $2,639. The interest was amortized to expense using the effective interest method through the December 31, 2017 maturity. For the nine months ended March 31, 2018 and March 31, 2017, interest expense of $3,697 and $1,216 respectively, was recorded for the amortization of the discount. The July 1 Note was converted into 37,594 shares of Common Stock on February 16, 2018 at a conversion price of $1.60 per share.

On July 19, 2016, the Registrant entered into a non-interest bearing convertible note for $60,150 with a shareholder of the Registrant (the “July 19 Note”). The July 19 Note matured on December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share (see Note 9). The July 19 Note was amended on October 31, 2017, whereby was convertible into shares of Common Stock at $1.60 per share and mature on December 31, 2017. As the July 19 Note was non-interest bearing, the Registrant imputed the interest at 3% and further recorded a discount of $2,555. The interest will be amortized to expense using the effective interest method through the December 31, 2017 maturity. For the nine months ended March 31, 2018 and March 31, 2017, interest expense of $3,697 and $1,216 respectively, was recorded for the amortization of the discount. The July 19 Note was converted into 37,594 shares of Common Stock on February 16, 2018 at a conversion price of $1.60 per share.

On August 24, 2016, the Registrant entered into a non-interest bearing convertible note for $90,225 with a shareholder of the Registrant (the “August 24 Note”). The August 24 Note was later acquired by an entity controlled by a then board member and shareholder of the Registrant. The August 24 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share. The August 24 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share with a maturity date of December 31, 2017 (see Note 9). As the Common Stock was trading at $2.05 on August 24, 2016, the Registrant bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $2,256. As the August 24 Note was non-interest bearing, the Registrant imputed the interest at 3% and further recorded a discount of $3,577. Interest was amortized to expense using the effective interest method through maturity. For the nine months ended March 31, 2018 and March 31, 2017, interest expense of $1,610 and $2,539, respectively, was recorded for the amortization of the discount. The August 24 Note was converted to 56,390 shares of Common Stock on November 29, 2017 at a conversion price of $1.60 per share.

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued)

On September 21, 2016 the Registrant entered into a non-interest bearing convertible note for $150,375 with a shareholder of the Registrant (the “September 21 Note”). The September 21 Note was later acquired by an entity controlled by a then board member and shareholder of the Registrant. The September 21 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share. The September 21 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share with a maturity date of December 31, 2017 (See Note 11). As the note was non-interest bearing, the Registrant imputed the interest at 3% and further recorded a discount of $5,630. Interest was amortized to expense using the effective interest method through maturity. For the nine months ended March 31, 2018 and March 31, 2017, interest expense of $1,202 and $2,244, respectively, was recorded for the amortization of the discount. The September 21 Note was converted to 93,984 shares of Common Stock on November 29, 2017 at a conversion price of $1.60 per share.

On March 9, 2017, the Registrant entered into a non-interest-bearing convertible note for $52,770 with an entity controlled by shareholder and former board member of the Registrant (the “March 9 Note”). The March 9 Note was originally convertible into shares of Common Stock at $2.00 per share, and had an original maturity date of June 30, 2017.The March 9 Note was amended on October 31, 2017, whereby was convertible into shares of Common Stock at $1.60 per share with a maturity date of December 31, 2017 (See Note 11). As the note was non-interest bearing, the Registrant imputed the interest at 3% and further recorded a discount of $486. The interest was amortized to expense using the effective interest method through November 29, 2017, when the March 9 Note was converted to 32,982 shares of Common Stock at a conversion price of $1.60 per share.

NOTE 8 — LEASES

Operating Leases — The Registrant leased laboratory and production space under an operating lease agreement which terminated September 30, 2017. The lease called for monthly payments of DKK 6,300 (approximately $1,000 at September 30, 2017).

The Registrant had an agreement for use of virtual office space at a rate of $450 per month on a month-to-month basis, which was terminable by either party on one month’s notice. This lease was terminated effective November 30, 2017.

On November 13, 2017, the Registrant entered into a Lease Agreement for a term of five years and two months from November 1, 2017 (the “Term”) with Plaza Medical Office Building, LLC, a California limited liability company (the “Landlord”), as landlord, pursuant to which the Registrant agreed to lease from the Landlord certain premises (the “Leased Premises”) located in Los Angeles.

The Leased Premises consist of approximately 2,325 rentable square feet. The base rent for the Leased Premises increases by 3% each year over the Term, and ranges from approximately $8,719 per month for the first year to $10,107 per month for the two months of the sixth year. The equalized monthly lease payment for the term of the lease is $8,124. The Registrant is entitled to $70,800 in tenant improvement allowance in the form of free rent applied over 10 months in equal installments beginning in January of 2018.

On March 21, 2018, the Registrant entered into a Sub Lease Agreement for a term of five years commencing on April 2, 2018, with Rodeo Realty, Inc., a California Corporation (the “Lessee”), as lessee, pursuant to which the Lessee agreed to lease the Leased Premises from the Registrant under the same terms and conditions for the Leased Premises between the Registrant and the Landlord.

For the nine months ended March 31, 2018 and March 31, 2017 the lease expenses charged  to general and administrative expenses amounted to $15,385 and $12,027, respectively . For the three months ended March 31, 2018 and March 31, 2017 the lease expenses charged  to general and administrative expenses amounted to $0 and $4,451, respectively.

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY

Common Stock — The Registrant has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. As of March 31, 2018, and June 30, 2017, there were 36,163,924 and 12,433,290 shares issued and outstanding, respectively.

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

Common Stock Issuances — On May 15, 2017, the Registrant completed a private placement offering of units, with each unit consisting of one share of Common Stock and warrants to purchase two shares of Common Stock at a strike price of $1.30 per share (each, a “Unit”), for $1.30 per Unit. In total, the Registrant issued and sold 2,700,000 shares of Common Stock and warrants to acquire 5,400,000 shares of Common Stock for total proceeds to the Registrant of $3,510,000.

On June 9, 2017, the Registrant issued 200,000 shares of Common Stock valued at $240,000 in connection with a consulting agreement at $1.20 per share.

On July 12, 2017, the Registrant completed a private placement offering of 1,231,561 Units at a price of $1.30 per Unit, for total proceeds to the Registrant of $1,601,029.

On August 30, 2017, the Registrant issued 62,687 shares of Common Stock to the CEO and recorded non-cash compensation expense of $112,837 with a cost basis of $1.80 per share.

On November 29, 2017 pursuant to the exercise of certain convertible promissory notes of $90,225, $150,375 and $52,770, the Registrant issued 183,356 shares of Common Stock with at a conversion price of $1.60 per share.

On February 13, 2018, the Registrant issued 18,750 shares of Common Stock with a cost basis of $5.60 per share or $105,000 for non-cash consulting compensation.

On February 16, 2018, the Registrant issued 75,188 shares of Common Stock at a conversion price of $1.60 per share for the conversion of $120,300 convertible promissory notes.

On February 16, 2018, the Registrant issued 2,400,000 shares of Common Stock pursuant to the exercise of warrants at strike prices ranging from $1.60 per share to $2.00 per share for total proceeds of $3,295,000.

On February 16, 2018, the Registrant issued 1,677,130 shares of Common Stock at a price of $8.00 per share pursuant to a private placement for total proceeds to the Registrant of $13,417,040.

On February 16, 2018, the Registrant issued 18,081,962 shares of Common Stock valued at the February 16, 2018 closing price of $5.20 pursuant to the Acquisition Agreement.

 Stock Grants   —  On September 15, 2016, the Board of Directors of the Registrant (the “Board”) granted the right to acquire 300,000 shares of Common Stock at a strike price of $2.00 per share in what the Board originally described as “options” (the “Grants”) to each of Eric Leire, APE Invest A/S for Aldo Petersen and N.E. Nielson in consideration of their service to the Registrant. These Grants vested immediately and expire December 31, 2019. In October of 2017, the Registrant issued warrants to APE Invest A/S and N.E. Nielsen, and in January 2018, the Registrant issued a warrant to Eric Leire (each a “Grant Warrant” collectively the “Grant Warrants”) to evidence the Grants for an aggregate of 900,000 Grant Warrants.

Acquisition of EBI / Contingently issuable shares —  On January 12, 2018, the Registrant, Acquisition Sub, EBI and Weird Science entered into the Acquisition Agreement. On February 16, 2018, the Acquisition was completed when the Acquisition Sub merged with and into EBI, with EBI as the surviving corporation. As consideration for the Acquisition, the stockholders of EBI received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive earn-out shares of Common Stock pro rata upon the exercise or conversion of any of the Registrant’s 650,000 Grant Warrants / stock options and 5,838,122 warrants which were outstanding at closing. As of March 31, 2018, 6,488,122 common shares are contingently issuable in connection with the Acquisition of EBI.

Acquisition of DanDrit Denmark —  185,053 Escrow Shares are reserved by the Company and are reflected as issued and outstanding in the accompanying financial statements to acquire the 123,464 non-consenting common shareholders Dandrit Denmark in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark.

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY (Continued)

On February 6, 2014, the Board adopted the Registrant’s 2014 Equity Incentive Plan (the “Plan”), and the Registrant has reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the Plan. To date the Registrant has granted options under the Plan (“Plan Options”) to purchase 30,304 shares of Common Stock

A summary of the status of the Plan Options and the Grant Warrants at March 31, 2018, and changes during the period are presented below:

	March 31, 2018
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	900,000	$2.00	1.8	$-
Granted	37,912	8.00	10.0	-
Exercised	(250,000)	2.00	1.8	800,000
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	687,912	$2.36	2.17	$2,275,000
Vested and expected to vest	687,912	$2.36	2.17	$2,275,000
Exercisable end of period	650,000	$2.00	1.8	$2,275,000

At March 31, 2018, all Grant Warrants issued are exercisable and none of the Plan Options are vested or exercisable. The total intrinsic value of Grant Warrants at March 31, 2018 was $2,275,000. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2018 (for outstanding Grant Warrants), less the applicable exercise price.

The Registrant recognized stock-based compensation expense related to Plan Options and Grant warrants of $0 and $626,487 for the three and nine months ended March 31, 2018, respectively. At March 31, 2018, the Company had $225,000 of unrecognized compensation cost related to non-vested Plan Options.

Pursuant to the Plan on February 28, 2018, when the stock price was $5.95 per share, the Board granted Plan Options to purchase 22,824 shares of Common Stock at exercise price of $8.00 per share, life and expected term of 10 years, volatility of 174.34%, risk free interest rate of 2.77% and dividend yield of 0%, with a Black Scholes fair value of $45,000, to three board members in consideration of their service to the Registrant, which vest annually in equal amounts over 3 years beginning after the first full year of board service.

Pursuant to the Plan on March 6, 2018, when the stock price was $6.00 per share, the Board granted Plan Options to purchase 15,088 shares of Common Stock at exercise price of $8.00 per share, life and expected term of 10 years, volatility of 174.34%, risk free interest rate of 2.88% and dividend yield of 0%, with a Black Scholes fair value of $45,000, to two board members in consideration of their service to the Registrant, which vest annually in equal amounts over 3 years beginning after the first full year of board service.

The Company recognizes compensation costs for the Plan Options and Grant Warrants to employees based on their grant-date fair value. The value of each Grant Warrant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the Grant Warrant granted during 2016 were life and expected term of 3.29 years, volatility of 189.65%, risk free interest rate of 0.87% and dividend yield of 0%,

A summary of the status of the Plan Options and Grant Warrants issued to an officer, and two (now former) directors outstanding at March 31, 2018 is presented below:

		Options/Grant Warrants Outstanding			Options/ Grant Warrants Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	$8.00	37,912	9.9	8.00	-	-
	$2.00	650,000	1.8	$2.00	650,000	$2.00
Total		687,912	2.17	$2.36	650,000	$2.00

Common Stock Purchase Warrants

A summary of the status of shares of Common Stock underlying the warrants outstanding at March 31, 2018 is presented below:

	Equivalent Shares Underlying Warrants Outstanding			Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	4,500,000	4.3	$1.30	4,500,000	$1.30
$1.30	1,338,122	3.75	$1.30	1,338,122	$1.30

Total	5,838,122	4.0	$1.30	5,838,122	$1.30

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

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Consulting Agreements – On February 16, 2018, the Registrant entered into a consulting agreement with Weird Science under which Weird Science will provide ongoing medical services related to the development of the Company’s products for the treatment of HIV and cancer. In consideration for such consulting services, the Company will pay up to $30,000 per month for the consulting services.

On February 16, 2018, the Registrant entered into a consulting agreement with Carl Sandler, a board member and shareholder of the Registrant for services related to clinical development and new business opportunities. In consideration for his services actually rendered, the Registrant will pay $10,000 per month for 3 months.  For the three months ended March 31, 2018, Carl Sandler was paid $10,000 for consulting services. This amount is included in “Consulting Expenses” in our Consolidated Statement of Operations.

Pre-Clinical Trial Loan – On July 14, 2017, the Registrant agreed to loan to EBI up to $500,000 in exchange for the EBI Note to fund pre-clinical study programs, including a study with syngeneic and humanized mice models. The EBI Note was retired upon the completion of the Acquisition on February 16, 2018, and the Company is continuing EBI’s pre-clinical study programs as research and development expenses of the Company (see Note 1).

Clinical Trial Agreements –DanDrit Denmark signed a contract of collaboration with the University Hospital IRCCS “San Martino” - IST – National Institute for Cancer Research, known as the San Martino Hospital of Genoa in January of 2015. The collaboration relates to a Phase III adjuvant study of the Company’s vaccine in patients with no evident disease (“NED”) stage IV colorectal cancer (“CRC”). The primary goal of the study is to evaluate the efficacy of the Company’s ENO-4001 cancer vaccine (previously known as MCV) in stage IV CRC patients rendered disease free after the completion of standard treatments in accordance with local practices.

On April 28, 2015, DanDrit Denmark entered into a service agreement with Fondazione GISCAD per la RicercasuiTumori to support Dandrit in a clinical trial to be conducted in Italy.

Patient Name Use Program Agreements - On December 16, 2013, DanDrit Denmark entered into an agreement with a Dutch company (the “ENO-4001 Partner”) regarding a Patient Name Use Program (PNU) for the Company’s ENO-4001.  This program will allow DanDrit Denmark to sell MCV for a year of treatment (10 vaccines) to cancer patients through the ENO-4001 Partner.  The ENO-4001 Partner offers a worldwide online platform providing access to non-registered medicines for patients with life threatening diseases. The ENO-4001 Partner is a turnkey solution and will be in charge of regulatory, recruitment, logistics, and pharmaco vigilance.   The Company will pay the ENO-4001 Partner a royalty on a country to country basis for 20 years on ENO-4001 sales sold under the agreement. Either party may terminate the agreement with 180 day written notice.

On April 23, 2015, the Company entered into a collaboration agreement with Riyadh Pharma in Saudi Arabia to promote cooperation in the manufacturing and marketing of DanDrit’s dendritic cell cancer vaccine ENO-4001.

Manufacturing Agreements - On January 28, 2014, the Company entered into an agreement with Cellin Technologies for the manufacture of the ENO-4001 Cancer vaccine.

On August 8, 2014, the Company entered into an agreement with Cellin Technologies for the manufacture of the Melanoma Cell Lysate.

 Shares held for Non-Consenting Shareholders – In connection with the Share Exchange agreement certain shareholders of Dandrit Denmark had not been identified or did not consent to the exchange of shares. In accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, the non-consenting shareholders that did not exchange the DanDrit Denmark equity interests owned by such Non-Consenting Shareholders for shares of the Company, will be entitled to receive up to 185,053 Escrow Shares that each such non-consenting shareholder would have been entitled to receive if such shareholder had consented to the Share Exchange. The 185,053 Escrow Shares have been reflected as issued and outstanding in the accompanying financial statements.

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

Employment Agreements - The Company and its subsidiaries have employment agreements with officers and certain employees of each respective entity.

Contingencies - The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceedings or claim contains an element of uncertainty, management does not expect a material impact on our results of operations or financial position.

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RELATED PARTY TRANSACTIONS

Between July 1, 2016 and March 9, 2017, the Registrant entered into the 2016/2017 Notes with shareholders of the Registrant, one of whom is a former director of the Registrant (see Note 7). On October 31, 2017, the Registrant executed amendments to the 2016/2017 Notes and issued replacement notes to the current holders of such notes. The 2016/2017 Notes, as amended, were convertible into shares of Common Stock at $1.60 per share and mature on December 31, 2017. The holders of the 2016/2017 Notes have converted such notes into 150,374 shares of Common Stock (See Note 7).

On December 29, 2017, the Registrant entered into a consulting agreement with RS Group ApS, a company owned and controlled by 2 directors for consulting services from October 1, 2017 through March 31, 2018. In consideration for the consulting services in connection with the negotiation and structuring of the acquisition of EBI , the Registrant paid RS Group ApS $367,222.

On July 1, 2016, the Registrant entered into a consulting agreement with APE Invest AS (an entity owned by a former director of the Registrant) for consultancy.  The agreement called for a monthly payment of $20,000 with a $100,000 retainer payment due November 1, 2016.  The agreement was terminated on June 9, 2017.

On September 15, 2016, the Registrant recorded $626,487 in stock-based compensation for the grant of 900,000 Grant Warrants to employees, officers, and certain directors of the Registrant, which shall be fully vested upon grant, to purchase shares of Common Stock at $2.00 per share, and expire December 31, 2019. The Grant Warrants contain certain anti-dilution provisions applicable in the discretion of the Company.

On February 16, 2018 the Registrant entered into a consulting agreement with Carl Sandler, a board member and shareholder of the Registrant for services related to clinical development and new business opportunities. In consideration for his services actually rendered, the Registrant shall pay $10,000 per month for 3 months. For the three months ended March 31, 2018, Carl Sandler was paid $10,000 for consulting services. This amount is included in “Consulting Expenses” in our Consolidated Statement of Operations.

On February 16, 2018 the Registrant entered into a consulting agreement with Weird Science. In consideration for consulting services, the Registrant shall pay up to $30,000 per month.

NOTE 12 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. The following material subsequent events occurred:

On April 1, 2018 DanDrit Denmark amended its articles of incorporation whereby the company has been transformed into a private limited company CVR-NR 26027322 pursuant to the Danish Companies Act 2010 as amended and had its name changed to Dandrit Biotech ApS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Enochian Biosciences, Inc. formerly DanDrit Biotech USA, Inc. (“Enochian”, or “Registrant”, and together with its subsidiaries, the “Company”, “we” or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Our Business

The Company is a biopharmaceutical company focused on the development of therapies aimed at the treatment of HIV/AIDS and cancer. The Company is in the early stages of attempting to develop ENO-1001 and ENO-2001 as therapies related to HIV/AIDS. The Company is also in the early stages of attempting to develop additional compounds ENO-4001 (formerly the phase III asset “MCV”), ENO-4002, ENO-5001, and ENO-3001 as therapies for the prevention of relapse in cancer patients.

The Company has developed and patented cancer vaccines used in initial clinical trials in Europe and Asia including ENO-4001 for the treatment of cancer (one phase I/II trial in Denmark and two phase II trials in Denmark and Singapore). The Company has advanced candidate therapies, targeted initially at non-small-cell-lung-cancer (NSCLC) and colorectal cancer (sometimes referred to herein as CRC). ENO-4001 (previously known as MCV) was developed by the Company in 2001.

Our only product is ENO-4001 and currently there is no ability to market ENO-4001.

Our clinical development strategy is to open an Investigational New Drug “IND” (The first step in the drug review process by the U.S. Food and Drug Administration) for ENO-1001 and to continue our research and development of ENO-4001 and ENO-4002 including but not limited to a randomized multicenter Phase III clinical trial to determine the ability of ENO-4001 and ENO-4002 to prevent recidivism in stage IV colorectal patients with no evidence of disease (NED) after resection of metastasis and chemotherapy.

Recent Developments

On April 21, 2017, the Registrant engaged a consultant to improve the efficacy of the Company’s vaccine protocol ENO-4001 (previously known as MCV). The compensation to the consultant was $75,000 plus 200,000 common shares of the Company’s stock valued at $240,000.

On April 21, 2017, the Registrant engaged a consultant to improve the efficacy of the Company’s vaccine protocol ENO-4001 (previously known as MCV). The compensation to the consultant was $5,000 per month plus 100,000 warrants to purchase common shares at $1.30 per share expiring April 21, 2022 valued at $115,754.

In July 2017, DanDrit USA executed a non-binding letter of intent for the acquisition of a biotechnology company with certain intellectual property rights in the field of HIV.

On October 9, 2017, the Board accepted the amicable resignation of Torben Bjørn Christensen as a director of the Registrant and appointed Henrik Grønfeldt-Sørensen to replace Mr. Christensen as a director.

On December 29, 2017 the Registrant entered into a consulting agreement (the “RS Consulting Agreement”) with RS Group ApS, a company owned and controlled by two directors for consulting services in connection with the negotiation and structuring of the acquisition of EBI from October 1, 2017 through March 31, 2018. In consideration for the consulting services, the Company paid RS Group ApS $367,222. At March 31, 2018 the Company had a payable to RS Group ApS of $0.

On January 12, 2018, the Registrant, Acquisition Sub, EBI and Weird Science entered into the Acquisition Agreement.

On January 18, 2018, the Company announced the appointment of Ambassador Mark R. Dybul, MD and Steven G. Deeks, MD to its Scientific Advisory Board. Ambassador Dybul will also serve as the Chairman of the Scientific Advisory Board.

On February 16, 2018, the Acquisition was completed when the Acquisition Sub merged with and into EBI, with EBI as the surviving corporation. As consideration for the Acquisition, the stockholders of EBI received (i) 50% of the number of shares of the Common Stock issued and outstanding as of the effective time of the Acquisition, in the aggregate, after giving effect to the Acquisition, and (ii) the right to receive earn-out shares of Common Stock pro rata upon the exercise or conversion of any of the Registrant’s stock options and warrants which were outstanding at closing.

On February 16, 2018 the Registrant entered into a consulting agreement with Carl Sandler, a board member and shareholder of the Registrant for services related to clinical development and new business opportunities. In consideration for his services actually rendered, the Registrant will pay $10,000 per month for 3 months. For the three months ended March 31, 2018, Carl Sandler was paid $10,000 for consulting services. This amount is included in “Consulting Expenses” in our Consolidated Statement of Operations.

On February 16, 2018 the Company entered into a consulting agreement with Weird Science under which Weird Science will provide services related to the development of the Company’s products for the treatment of HIV and cancer. In consideration for consulting services, the Company shall pay up to $30,000 for consulting services.

During February of 2018 the Registrant entered into director agreements with five directors. In consideration for their services as a directors, the Registrant granted options with a value of $45,000 and shall pay $45,000 per annum in cash compensation for service on the Board, and $10,000 for service as chair of a committee of the Board.

Corporate History

Enochian was originally incorporated in Delaware on January 18, 2011 under the name “Putnam Hills Corp.” We filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission, or the SEC, on August 12, 2011.

On February 12, 2014, pursuant to the Share Exchange Agreement, the Registrant acquired 100% (including the Escrow Shares) of the issued and outstanding capital stock of DanDrit Denmark and as a result became DanDrit Denmark’s parent company. Prior to the Share Exchange, the Registrant and an existing shareholder agreed to cancel 4,400,000 out of 5,000,000 common shares of DanDrit Denmark outstanding, and the Company issued 1,440,000 shares of Common Stock for legal and consulting services related to the Share Exchange and a future public offering. At the time of the Share Exchange each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of Common Stock, for a total of 6,000,000 shares of Common Stock, resulting in 8,040,000 shares of Common Stock outstanding immediately following the Share Exchange, including the Escrow Shares, which are deemed issued and outstanding for accounting purposes.

In June 2015, the Board approved a change to the Registrant’s fiscal year end from December 31 to June 30.

On January 12, 2018, the Registrant, Acquisition Sub, EBI and Weird Science entered into the Acquisition Agreement. On February 16, 2018, the Acquisition was completed when the Acquisition Sub merged with and into EBI, with EBI as the surviving corporation. As consideration for the Acquisition, the stockholders of EBI received (i) 50% of the number of shares of the Common Stock issued and outstanding as of the effective time of the Acquisition, in the aggregate, after giving effect to the Acquisition, and (ii) the right to receive earn-out shares of Common Stock pro rata upon the exercise or conversion of any of the Registrant’s stock options and warrants which were outstanding at closing.

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

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from our largest shareholders, the issuance of convertible notes (which over time have been converted into shares of Common Stock) and the sale of Common Stock. At this time we believe we have sufficient liquidity to fund our operations for the foreseeable future.

As of March 31, 2018, the Company had $17,018,493 in cash and working capital of $16,159,082 as compared to $3,941,712 in cash and working capital of $1,209,462 as of June 30, 2017.

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

On July 12, 2017, the Company completed a private placement offering of 1,231,561 Units, with each Unit consisting of one share of Common Stock and warrants to purchase two shares of Common Stock at a strike price of $1.30 per share for $1.30 per unit for total proceeds to the Company of $1,601,029.

On February 16, 2018, the Company completed a private placement offering of 1,677,130 shares of Common Stock at a price of $8.00 per share for total proceeds to the Company of $13,417,040.

On February 16, 2018, certain of the Registrant’s warrant holders exercised warrants to purchase 2,400,000 shares of Common Stock (including Grant Warrants to purchase 250,000 shares of Common Stock) for total proceeds to the Company of $3,295,000.

Following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017
Net Cash (Used by) Operating Activities	(1,732,079)	(27,669)	$(2,726,654)	$(678,508
Net Cash (Used by) Investing Activities	4,783,833	-	(278,732)	-
Net Cash Provided by Financing Activities	11,900,275	52,470	$16,712,715	$413,670
(Gain) Loss on Currency Translation	(239,665)	(109,007)	(630,548)	275,169
Net Increase (Decrease) in Cash and Cash Equivalents	14,712,364	(84,206)	$13,076,781	$10,331

 Results of Operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following table sets forth our revenues, expenses and net income for the three months ended March 31, 2018 and March 31, 2017. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended
	March 31,
	2018	2017

Revenues	$-	$-

Cost of Goods Sold	-	-

Gross profit (Loss)	-	-

Operating Expenses
General and Administrative Expenses	1,874,609	168,503
Non-Cash Compensation and Stock Based Compensation Expense	105,000	-
Research and Development Expenses	137,916	16,290
Depreciation and Amortization	761,250	3,498
Consulting Expenses	359, 783	162,739
Total Operating Expense	3,238,558	351,030

(LOSS) FROM OPERATIONS	(3,238,558)	(351,030)

Other Income (Expense)
Interest (Expense)		(2,217)
Interest (Expense) – Related Party	1,183	(3,818)
Gain (Loss) on Currency Transactions	183,511	96,816
Other Income, Forgiveness of Debt	87,817	-
Interest and Other Income	1,153	-
Total Other Income (Expense)	273,664	90,781

(Loss) Before Income Taxes	(2,964,894)	(260,249)

Income Tax Expense (Benefit)	(4,729)	(14,078)

NET (LOSS)	$(2,960,165)	$(246,171)

BASIC AND DILUTED LOSS PER SHARE	$(0.12)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	24,790,153	9,533,290

Revenues

Revenues from operations for the three months ended March 31, 2018, and March 31, 2017 were $0 and $0, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the three months ended March 31, 2018, and March 31, 2017, respectively.

Gross profit (Loss)

Gross profit for the three months ended March 31, 2018, and March 31, 2017 was $0 and $0, respectively.

Expenses

Our operating expenses for the three months ended March 31, 2018, and March 31, 2017 were $3,238,558 and $351,030, respectively, representing an increase of $2,887,528, or approximately 823%. The largest contributors to the increase in operating expenses were the increase in general and administrative expenses and depreciation and amortization.

 General and administrative expenses for the three months ended March 31, 2018, and March 31, 2017 were $1,874,609 and $168,503, respectively, representing an increase of $1,706,106, or approximately 1,013%. The increase in general and administrative expenses is primarily due to $ 1,554,932 in costs related to the Acquisition of EBI.

Research and development expenses for the three months ended March 31, 2018, and March 31, 2017 were $137,916 and $16,290, respectively, representing an increase of $121,626 or approximately 747%. The increase in research and development expenses is attributable to expenditures related to the development of and studies for ENO-1001 and ENO-4001.

Depreciation and amortization expenses for the three months ended March 31, 2018, and March 31, 2017 were $761,250 and $3,498, respectively, representing an increase of $757,752 or approximately 21,762%. The increase in depreciation and amortization expenses is related to the amortization of intellectual property rights acquired in the Acquisition of EBI.

Consulting expenses for the three months ended March 31, 2018, and March 31, 2017 were $359,783 and $162,739, respectively, representing an increase of $197,044 or 121%. The increase in consulting expenses is primarily due to the consulting services in connection with the negotiation and structuring of the acquisition of EBI, provided under the RS Consulting Agreement.

Other income (expense) net for the three months ended March 31, 2018, and March 31, 2017 was $273,664 and $90,781, respectively representing an increase of $182,883 or approximately 201%. The increase in other income is due to and gains on currency transactions and interest on related party loans.

Net Loss

Net loss for the three months ended March 31, 2018 was $(2,960,165) or $(0.12) per share compared to a net loss of $(246,171) or $(0.03) per share for the three months ended March 31, 2017 representing an increase in loss of $2,713,994 or approximately 1102%. The net increase in loss was primarily due to the increase in the general and administrative expense and depreciation and amortization related to the Acquisition of EBI.

Results of Operations for the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017

The following table sets forth our revenues, expenses and net income for the nine months ended March 31, 2018, and March 31, 2017. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Nine Months Ended
	March 31,
	2018	2017

Revenues	$-	$-

Cost of Goods Sold	-	-

Gross profit (Loss)	-	-

Operating Expenses
General and Administrative Expenses	2,831,556	722,051
Non-Cash Compensation and Stock Based Compensation Expense	217,837	626,487
Research and Development Expenses	511,537	47,181
Depreciation and Amortization	769,150	10,869
Consulting Expenses	815,881	345,518
Total Operating Expense	5,145,961	1,752,106

(LOSS) FROM OPERATIONS	(5,145,961)	(1,752,106)

Other Income (Expense)
Interest (Expense)	-	(5,430)
Interest (Expense) – Related Party	(12,060)	(11,019)
Gain (Loss) on Currency Transactions	779,943	(256,801)
Other Income, Forgiveness of Debt	87,817	-
Interest and Other Income	16,081	-
Total Other Income (Expense)	871,781	(273,250)

(Loss) Before Income Taxes	(4,274,180)	(2,025,356)

Income Tax Expense (Benefit)	(11,301)	(67,400)

NET (LOSS)	$(4,262,879)	$(1,957,956)

BASIC AND DILUTED LOSS PER SHARE	$(0.25)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	17,303,255	9,533,290

Revenues

Revenues from operations for the nine months ended March 31, 2018, and March 31, 2017 were $0 and $0, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the nine months ended March 31, 2018, and March 31, 2017, respectively.

Gross profit (Loss)

Gross profit for the nine months ended March 31, 2018, and March 31, 2017 was $0 and $0, respectively.

Expenses

Our operating expenses for the nine months ended March 31, 2018 totaled $5,145,961, representing an increase of $3,393,855 or approximately 194% compared to $1,752,106 for the nine months ended March 31, 2017. The largest contributor to the increase in operating expenses was the increase in general and administrative expenses.

General and administrative expenses for the nine months ended March 31, 2018 totaled $2,831,556, representing an increase of $2,109,505, or approximately 292% compared to $722,051 for the nine months ended March 31, 2017. General and administrative expenses include audit and legal fees, office rental, insurance, patent fees, salaries and travel expenses. The increase in general and administrative expenses is primarily due to $2,025,001 in costs related to the Acquisition of EBI and fundraising activities.

Research and Development expenses for the nine months ended March 31, 2018 and March 31, 2017 were $511,537 and $47,181 respectively, representing an increase of $464,356 or 984%. The research and development expenses are attributable to the development of and studies for ENO-1001 and ENO-4001.

Depreciation and amortization expenses for the nine months ended March 31, 2018 and March 31, 2017 were $769,150 and $10,869, respectively, related to the amortization of patents and definite life intangible assets.

Consulting expenses for the nine months ended March 31, 2018 and March 31, 2017 were $815,881 and $345,518, respectively, representing an increase of $470,363, or 136%. The expenses in 2018 were primarily for medical consultancy services and $367,222 under the RS Consulting Agreement.

Other income (expense) net for the nine months ended March 31, 2018 and March 31, 2017 was $871,781 and $(273,250), respectively representing an increase of 1,145,031 or 419%. Other expense is associated with interest on related party loans and gain/(losses) on currency transactions.

Net Loss

Net loss for the nine months ended March 31, 2018 was $(4,262,879) or $(0.25) per share compared to a net loss of $(1,957,956) or $(0.21) per share for the nine months ended March 31, 2017, representing an increase in loss of $(2,304,923) or 118%. The net increase was primarily due to the increase in the legal fees related to the Acquisition of EBI and the forgiveness of the EBI Note.

Cash Flows

Cash used by operating activities for the nine months ended March 31, 2018 was $2,726,654, representing an increase of $2,048,146 or approximately 302% compared to cash used by operating activities of $678,508 for the nine months ended March 31, 2017. The net cash used by operating activities was primarily due to fund raising efforts of the Company and the operations of DanDrit Denmark.

Assets

Total assets as of March 31, 2018 were $144,264,391 compared to $4,522,152 as of June 30, 2017. Total current liabilities decreased to $906,066 as of March 31, 2018 compared to $2,989,418 as of June 30, 2017. The increases in total assets and decrease in total current liabilities were primarily due additional capital fund raising efforts and the Merger.

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

Significant Accounting Policies and Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are not choosing to “opt out” of this provision. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. As a result of our election, not to “opt out” of Section 107, our financial statements may not be comparable to companies that comply with public company effective dates.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the nine months ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1*	Certificate of Incorporation, as amended

3.2	Bylaws (1)

4.1	Form of Common Stock Certificate (2)

4.2	Form of Warrant (3)

4.3	Form of Grant Warrant (4)

10.1	Form of US Subscription Agreement (5)

10.2	Form of Non-US Subscription Agreement (5)

10.4	Form of License Agreement (6)

10.5	Form of Investor Rights Agreement (6)

10.6	Form of Standstill Lock-Up Agreement (6)

10.7	Agreement and Plan of Merger, January 12, 2018 (6)

10.8*	Consulting Agreement with Weird Science

10.9*	Consulting Agreement with Carl Sandler

10.10*	Sublease Agreement

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
**	Furnished herewith.
(1)	Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 12, 2011 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 16, 2014, and incorporated herein by this reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on May 1, 2017, and incorporated herein by this reference.
(4)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2018 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2018 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 17, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2018	ENOCHIAN BIOSCIENCES, INC.

	By:	/s/ Eric Leire
Eric Leire
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert Wolfe
Robert Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)