Form 10-K
period 2018-06-30
Enochian Biosciences Inc
filed 2018-10-01
CIK 1527728

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL report under section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended June 30, 2018

☐ TRANSITION report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from Commission file number 000-54478

ENOCHIAN BIOSCIENCES, INC.
(Name of registrant in its charter)

Delaware	45-2559340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2080 Century Park East Suite 906 Los Angeles, CA	90067-2012
(Address of principal executive offices)	(Zip Code)

+1(510)203-4857

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange
Not applicable	Not applicable

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

On December 31, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $39,973,269.

As of September 28, 2018, the number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 36,173,924 .

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K or will be filed by amendment.

1

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

ii

PART I

Unless otherwise indicated or the context otherwise requires, all references in this prospectus to “we,” “us,” “our” or the “Company” are to Enochian BioSciences, Inc., a Delaware corporation (“Registrant”), together with its wholly owned subsidiaries, Enochian Biopharma, Inc., a Delaware corporation (“Enochian Biopharma”) and DanDrit Biotech ApS, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“DanDrit Denmark”).

Item 1. Business

Our Business

Enochian BioSciences, Inc. is a biopharmaceutical company dedicated to identifying, developing, manufacturing and commercializing gene therapies. We accomplish this by translating groundbreaking science combined with our expertise in gene therapy, gene regulation and cell therapy. Our gene therapy platform can be applied to multiple indications. We are first applying our technology to develop therapies seeking to improve the lives of patients with HIV/AIDS through the restorative potential of gene therapy. Additionally, we have combined the gene therapy platform with our extensive knowledge of dendritic cells to develop a novel proprietary immuno-oncology technology platform. In the process of developing our HIV/AIDS and oncology platforms, we are accruing significant scientific, manufacturing and regulatory capabilities as well as building upon our proprietary knowledge that is applicable in the broader field of gene therapy. We believe our technology platforms provide us with distinct competitive advantages, including the potential to reduce development risk, cost and time to market.

In infectious diseases, we are in the early stage of development of ENO-1001, a genetically modified cell therapy for patients with HIV/AIDS and ENO-2001, a preventative vaccine for HIV/AIDS.

 In immune-oncology, we have developed and patented cancer vaccines used in initial clinical trials in Europe and Asia, including ENO-4001 for the treatment of cancer (one phase I/II trial in Denmark and two-phase II trials in Denmark and Singapore). We have advanced candidate therapies, targeted initially at non-small-cell-lung-cancer (NSCLC) and colorectal cancer (sometimes referred to herein as CRC). We are also in the early stages of developing additional compounds: ENO-5001 (a genetically modified allogeneic dendritic cell-based therapy), ENO-4001 (formerly “MCV”), ENO-4002 (novel version of ENO-4001), and ENO-3001 (as therapy for the prevention of relapse in colorectal cancer patients). ENO-4001 (previously known as MCV) was developed by our Company in 2001.  Currently, our only product in clinical stage is ENO-4001, and we have no plans to market ENO-4001; rather we expect to seek out strategic partnerships to further develop and market this asset in the future.

Our Mission and Strategy

Our mission is to radically improve the lives of patients with infectious diseases and cancer through the restorative potential of gene therapy. We intend to build a leading gene therapy company that leverages our technologies to accelerate the delivery of transformative therapies to patients in serious unmet medical need. The key elements of our strategy to achieve this mission are:

·	Advance our internal lead proprietary development program ENO-1001, a potentially best-in-class treatment of HIV/AIDS, to patients. Currently, we are conducting in vitro and in vivo proof-of-concept studies of ENO-1001 which we expect to lead to completion of the Chemistry, Manufacturing, and Control (“CMC”) requirements for an Investigational New Drug (“IND”) filing.
·	Expand the pipeline of gene therapy programs focused on HIV/AIDS. Beyond ENO-1001 (our lead program for HIV/AIDS), we have a pipeline of additional HIV/AIDS gene therapy programs in various stages of preclinical development. We are leveraging our leading technology platform, which includes novel vectors and promoters, to develop gene therapies primarily focused on HIV/AIDS. Our HIV/AIDS pipeline also includes ENO-2001, a preventative HIV vaccine that we intend to develop in collaboration with unaffiliated partners.

·	Build an immune-oncology pipeline based on our proprietary genetically modified allogeneic dendritic cell-based therapies for the treatment of advanced colon cancer, advanced non small cell lung cancer, advanced melanoma and advanced stomach cancer.
·	Maintain and grow our extensive intellectual property portfolio. We have broadened our existing intellectual property portfolio in immune-oncology with new applications for HIV/AIDS and other infectious diseases. We expect to continue to expand our portfolio by aggressively seeking patent protection for promising aspects of our technology platforms and product candidates.
·	Seek out new opportunities beyond our current core therapeutic areas of HIV/AIDS and cancer. We believe our gene therapy technology could have applications outside of HIV/AIDS and cancer. We are currently focused on achieving human proof-of-concept of our gene therapy technology in HIV/AIDS and cancer, but we believe our technology could new product candidates for other diseases in the long term.

Our strategy is to maximize the value and therapeutic use of our technology platforms. In certain therapeutic areas such as HIV/AIDS we intend to capture the value of our proprietary gene therapy products by developing ourselves the product candidate to Biologic License Application (“BLA”). In other therapeutic areas such as immuno-oncology we intend to partner with biopharmaceutical companies to develop products.

Our clinical development strategy is to submit an IND application for ENO-1001(The first step in the drug review process by the U.S. Food and Drug Administration (“FDA”)) and continue to advance the research and development of ENO-5001 and ENO-4002. Including but not limited to conducting with a potential oncology partner, a randomized multicenter Phase III clinical trial to determine the ability of ENO-4002 to prevent recidivism in stage IV colorectal patients with no evidence of disease (“NED”) after resection of metastasis and chemotherapy. Our additional research programs address preventative vaccine for HIV/AIDS, genetically modified allogeneic dendritic cell vaccine for treatment of colon and lung cancers.

HIV/AIDS

Our primary focus is to develop novel treatments for HIV/AIDS. HIV infection results in the death of immune system cells, particularly CD4+ T cells, and thus leads to AIDS, a condition in which the body’s immune system is depleted to such a degree that the patient is unable to fight off common infections. Ultimately, these patients succumb to opportunistic infections or cancers. According to the most recent data from the Center for Disease Control (“CDC”), it is estimated that there were 1.0 million people living with HIV/AIDS in the United States in 2017. In a broader market, including all of North America, Western and Central Europe, it is estimated that 2.2 million people were living with HIV and AIDS in 2017, with 70,000 new cases in that year (source: UNAIDS Fact Sheet - July 2018). Worldwide it is estimated that as of 2017, there were over 36.9 million people living with HIV and AIDS, with 1.8 million new cases of HIV in that year (source: UNAIDS Fact Sheet - July 2018).

Current Treatments and Unmet Medical Needs

Currently, there are over 30 antiretroviral drugs approved by the FDA to treat people infected with HIV. While these drugs can suppress the virus in the blood to undetectable levels, they cannot eliminate the reservoir of cells containing genome-integrated HIV from the body. Hence, individuals living with HIV need to take antiretroviral drugs for the rest of their life. The number of individuals living with HIV who are treated with Anti-Retroviral Therapy (“ART”) is increasing. For the first time in 2016, over 50% of people living with HIV/AIDS globally were on ART treatment with a 53% global coverage rate, totaling 19.5 million adults and children globally (source: Clinton Health Access Initiative September 2017). According to GlobalData (Global Data PharmaPoint 2017 Report), market opportunity for ART across the nine major countries of the US, France, Germany, Italy, Spain, the UK, Japan, Brazil, and China, is set to grow from $16.3 billion in 2015 to $22.5 billion by 2025, representing a compound annual growth rate of just over 3%.

While ART can be effective in halting the progression of HIV infection, it is totally ineffective as a cure (Wong, J.K., et al, Science 1997, 278, 1291–1295). The need to find a sterilizing cure (complete elimination of the virus), or even a functional cure (virus is present at low levels, but it does not replicate) for this disease is of paramount importance, but it has remained elusive despite of significant efforts by academia and the medical industry. The HIV virus has the capacity to remain hidden in reservoirs (dendritic cells, macrophages, CD4+ T-lymphocytes) (Finzi, D., et al, Science 1997, 278, 1295–1300). This means, if ART is discontinued, the HIV virus will replicate again and the patient will relapse. We believe the limitations of ART provide an opportunity for products in our pipeline, which we are developing as more comprehensive treatments for HIV that we believe have the potential to become an attractive alternative to ART.

The prevailing view in the medical community is that the combination of genetic modification and hematopoietic stem cell transplantation (“HSC”) may provide the alternative treatment option to conventional antiretroviral therapy, and maybe eventually, a sterilizing cure for HIV infection (Hütter, G., AIDS Res. Ther. (2016) 13:31). As HSCs give rise to all hematopoietic cell types susceptible to HIV infection, modification of HSCs is an ideal strategy for the development of infection-resistant immune cell populations. Our objective at Enochian is to develop HSC techniques to obtain a long-term control of the HIV virus.

Gene Modification for HIV Treatment

Given the ability of HSCs to repopulate the immune system, we believe the path to provide a commercially viable alternative to ART treatments is develop an approach to allow durable and permanent elimination of CCR5 receptor in a sufficiently large number of CD4 cells to obtain a long-term control of the HIV virus.

Our approach to address the elimination of the CCR5 receptor is to take advantage of the CCR5-Δ32 mutation (“Δ32”). HIV disease progresses more slowly in individuals with a single copy of the Δ32 mutation (de RodaHusman AM, et al, Ann Intern Med. 1997; 127:882–890), while individuals with two copies of the Δ32 mutation are largely resistant to HIV infection (Liu R, et al, Cell. 1996; 86:367–377).

The recent emergence of DNA editing proteins, has created the possibility to specifically and permanently inactivate any gene, including CCR5. This approach can be used to inactivate CCR5 in any cell type, including a patient’s own HSCs. After HIV challenges in preclinical models, mice receiving modified cells with inactivated CCR5 had significantly lower HIV loads. In principle, the bone marrow transplant of allogenic (not the patient’s own cells) genetically modified bone marrow cells carrying the two copies of the Δ32 mutation of CCR5 represents a potential curative treatment for HIV (Kiem, H.P., et al, Cell Stem Cell. 2012 Feb 3;10(2):137-47). We are developing our lead candidate ENO-1001, detailed below, as a HSC Gene modification technique that we believe builds and improves on the current strategy to treat HIV through autologous (the patient’s own cells) gene modification.

The HIV Vaccine

Despite almost 30 years of effort by the scientific community, a safe and effective AIDS vaccine is not yet available, and only four HIV vaccines have been tested in six HIV vaccine efficacy trials to date. These efforts revealed scientific challenges that are related to specific aspects of HIV biology. These aspects include (1) the extreme genetic heterogeneity and structural plasticity of the virus; (2) the ability of the virus to persist as integrated pro-viral DNA in an immunologically silent form; and (3) HIV’s preferential targeting of activated memory CD4+ T cells, which creates the possibility that any vaccine-induced immune response to HIV will paradoxically favor its transmission. Large-scale phase IIb clinical trials testing the efficacy of three candidate AIDS vaccine regimens each of independently identified a trend toward a higher frequency of HIV acquisition in vaccinated individuals than in placebo recipients.

The disappointing results from efficacy trials together with difficulties in translating preclinical studies to clinical trials, including, but not limited to, the uncertain predictability of the results obtained in non-human primate models, also indicate that vaccine candidates should first be tested in infected individuals. We are developing ENO-2001 as an HIV/AIDS vaccine that we believe builds and improves on the past HIV vaccine candidates.

Cancer

In addition to our focus on the treatment on HIV/AIDS, we plan to develop several immuno-oncology therapies for solid cancers. Cancer is one of the leading causes of morbidity and mortality worldwide, with approximately 14 million new cases in 2012 (Ferlay J, Soerjomataram I, Ervik M, Dikshit R, Eser S, Mathers C et al. GLOBOCAN 2012 v1.0, Cancer Incidence and Mortality Worldwide: IARC Cancer Base No. 11). The number of new cases is expected to rise by about 70% over the next 2 decades. (source: Globecan). Cancer has been the second leading cause of death globally, and was responsible for 8.8 million deaths, or approximately 1 in 6 deaths in 2015 (source: World Health Organization). The economic impact of cancer has historically been significant and is increasing. The total annual direct economic cost of cancer in 2010 was estimated at approximately $1.16 trillion (source: Stewart BW, Wild CP, editors, World Cancer Report 2014).

Immuno-Oncology

The immune system plays an important role in targeting and destroying cancer cells. Our strategy is to combine our gene therapy platform used in HIV with our extensive knowledge of dendritic cells to develop a novel proprietary immuno-oncology technology platform for the treatment of cancer. Our pipeline for immuno-oncology includes ENO-3001 (as therapy for the prevention of relapse in colorectal cancer patients), ENO-4002 (novel version of ENO-4001) and ENO-5001 (a genetically modified allogeneic dendritic cell-based therapy). ENO-4001 (previously known as MCV) was developed by our Company in 2001.

Specific Cancer Target: Neoepitopes

The scientific community now better understands which of the many cancer-specific genomic changes are actually recognized by the immune system. We now know that there are no cancer-specific antigens but only cancer-specific epitopes, which arise because of random passenger mutations in dividing cells. These cancer-specific epitopes arise simply because the processes of DNA replication and repair do not happen with complete fidelity, and because they are random—each new tumor has a unique set of mutations, and hence neoepitopes. With the advent of high-throughput DNA sequencing and bioinformatics capabilities, several companies built algorithms that can identify these mutations and predict neoepitopes that will elicit CD8 T cell response and tumor rejection. However, a key remaining challenge is the administration. Companies developing neoepitopes cancer vaccines face a choice of delivery modalities that fall broadly into the categories of peptide-, RNA- or DNA-based systems. All these delivery systems present challenges, which we seek to address.

Our approach to the challenges faced by companies developing neoepitopes cancer vaccines is an allogenic dendritic cell used as an antigen-presenting cell. There is a consensus that dendritic cells are the optimal antigen-presenting cells. However, using autologous monocyte-derived dendritic cells donated by patients is cumbersome, expensive and creates numerous regulatory and logistic problems. The use of allogeneic dendritic cells (off-the shelf and not derived from the cancer patient) is therefore appealing.

Our Product Candidates

We are focused on the development of human therapeutics for infectious diseases and cancers. We are advancing a focused pipeline of innovative gene therapies that have been developed internally. We have proprietary preclinical and discovery stage programs in HIV/AIDS and cancer immunotherapy.

A summary table of our key development programs as of August 2018 is provided below:

ENO-1001 Autologous Cell Therapy

Our lead candidate, ENO-1001 is being developed to improve on the theory that an allogeneic bone marrow transplant procedure could represent a potential curative treatment for HIV. ENO-1001 seeks instead to develop a method of bone marrow transplant using autologous (the patient’s own cells) CD34+ cells, which could have significant advantages. The prevailing hypothesis is that an autologous treatment could become available to most patients suffering from HIV/AIDS, and there is no need for matched donors and no risk of “Graft versus Host Disease” (when the immune system of the treated patient rejects and destroys the transplanted cells).

ENO-1001 as it is being developed seeks to silence the CCR5 gene in cells of a patient’s immune system to make these cells permanently resistant to HIV infection, by mimicking the naturally occurring CCR5 delta-32 mutation that renders a population of individuals largely resistant to infection by the most common strains of HIV.. The aim of this approach is to provide the patient with a population of HIV-resistant CD4 cells that can fight HIV and opportunistic infections.

We plan to advance the ENO-1001 program to IND.

ENO-2001 Vaccine

ENO-2001 is being developed as a preventative vaccine. We plan to advance the ENO-2001 program through externally-funded collaborations with outside organizations, although we do not currently have any contractual commitments to do so.

ENO-3001 Colon Cancer Vaccine

ENO-3001 is being developed as an intranasal cancer vaccine therapy for long term maintenance and prevention of relapse for stage III and IV colon cancer patients. We remain in the discovery stage of formulation of ENO-3001, and we plan to develop partnerships to a suitable pre-clinical candidate.

ENO-4002

ENO-4002 is being developed as an improvement on ENO-4001 (formerly “MCV”), as a dendritic cell cancer vaccine designed to prevent relapse in colon cancer patients with no evidence of disease after resection and chemotherapy. We are currently in the discovery stage, and we believe a succession of strong clinical success in the field of checkpoint inhibitors has spawned a renewed interest in the development of cancer vaccines. We plan to use new clinical data to and existing data on ENO-4001 to develop ENO-4002.

ENO-5001 Genetically Modified Allogeneic Dendritic Cells

ENO-5001 is being developed as an off the shelf, universal, dendritic cell as a delivery system for more specifically tailored cancer treatments. In this approach, immature dendritic cells that are differentiated from monocytes derived from bone marrow stem cells. During the production process, monocytes are genetically modified to elicit cellular, humoral and systemic immune response by activating the cytotoxic response pathway, reactive B cell response, which induces a pan-activated immune response against the “target” we are loading the dendritic cells with. The genetic modifications of these monocytes include a single chain proprietary/unique sequence that we have developed. The genetically modified monocytes then get differentiated into immature dendritic cells pulsed with tumor lysate (or neoepitopes) and matured using Enochian’s proprietary maturation cocktail o be turned into a therapeutic cancer vaccine.

ENO-4001 (formerly “MCV”) Colon Cancer Treatment

E ENO-4001 (formerly “MCV”), is a phase II dendritic cell cancer vaccine designed to prevent relapse in colon cancer patients with no evidence of disease after resection and chemotherapy, and we are seeking partnerships to further develop this asset as ENO-4002.

Collaborations

We have established strategic partnerships for several of our therapeutic programs. We will continue to pursue partnerships when appropriate with selected pharmaceutical and biotechnology companies to fund internal research and development activities, and to assist in product development and commercialization. We are applying our technology platform to several commercial applications in which our products provide us and our strategic partners and collaborators with potential technical, competitive and economic advantages.

Recent Business Developments

On April 9, 2018, the Company announced the appointment of Hans-Peter Kiem to its Scientific Advisory Board (“SAB”).

On March 22, 2018, the Board established an Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee each comprised solely of the independent directors. The Audit Committee is chaired by Ms. Evelyn D’An, who qualifies as an audit committee financial expert under the listing standards of the NASDAQ Capital Market; the Nominating and Corporate Governance Committee is chaired by Dr. Mark Dybul; and the Compensation Committee is chaired by Mr. James Sapirstein.

On March 6, 2018, the Board increased its size from 4 to 6 members and appointed Mr. Sapirstein and Ms. D’An as directors, each of whom is considered independent under the listing standards of the Nasdaq Capital Market; and

On February 28, 2018, the Board increased its size from 2 to 4 members and appointed Carl Sandler, formerly the Chief Executive Officer of Enochian Biopharma, and Dr. Dybul, who is considered independent under the listing standards of the Nasdaq Capital Market;

On February 16, 2018, we completed the acquisition of Enochian Biopharma pursuant to the Acquisition Agreement, with Enochian Biopharma surviving as a wholly owned subsidiary of the Registrant.

On February 16, 2018, in connection with the Acquisition Agreement, the Registrant entered into a consulting agreement with Carl Sandler, a board member and a manager and member of Weird Science LLC (“Weird Science”), which is a significant stockholder of the Registrant for services related to clinical development and new business opportunities.

On February 16, 2018, the Company entered into a consulting agreement with Weird Science under which Weird Science provided services related to the development of the Company’s products for the treatment of HIV and cancer.

On January 18, 2018, the Company announced the appointment of Ambassador Mark R. Dybul, MD and Steven G. Deeks, MD to its Scientific Advisory Board. Dr. Dybul also serves as the Chairman of the Scientific Advisory Board.

On January 12, 2018, the Registrant, its wholly owned subsidiary DanDrit Acquisition Sub, Inc., (“Acquisition Sub”) Enochian Biopharma and Weird Science entered into an Acquisition Agreement (the “Acquisition Agreement”) for the acquisition of Enochian Biopharma from Weird Science and most notably, an exclusive license to use and commercialize intellectual property related to HIV with Enochian Biopharma as licensee and Weird Science as licensor.

 On April 21, 2017, the Registrant engaged Gumrukcu Health LLC to consult the Company on the efficacy of the Company’s cancer vaccine protocol ENO-4001 (previously known as “MCV”).

On April 21, 2017, the Registrant engaged Dr. Ester Ben-Zion to consult the Company to develop a new science based on immune therapy.

Our Intellectual Property

Patents and licenses are important to our business. Our strategy is to file or license patent applications to protect technology, inventions and improvements to inventions that we consider important for the development of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as continuing technological innovations, proprietary knowledge, and various third party agreements, including, without limitation, confidentiality agreements, materials transfer agreements, research agreements and licensing agreements, to establish and protect our proprietary rights. We aim to take advantage of all of the intellectual property rights that are available to us.

We also protect our proprietary information by requiring our employees, consultants, contractors and other advisors to execute nondisclosure and assignment of invention agreements upon commencement of their respective employment or engagement. Our patent filings are discussed briefly below.

· Pharmaceutical composition for inducing an immune response in a human or animal (2001 Denmark (DK), 2002 PCT)

This patent family, owned by the Company, is directed to certain melanoma cell lines and the use of an allogenic melanoma cell lysate (MCL)-pulsed autologous dendritic cell vaccine expressing at least one of six MAGE-A antigens to induce an immune response. This patent has been granted in: Europe, USA, China, Australia, Singapore, Russia, and Hong Kong and is pending in Japan. The issued patents relating to ENO-4001 (previously known as “MCV”) begin to expire in November 2022, subject to any applicable patent term extension, patent term adjustment, or supplementary protection certificates that may be available in a particular country or jurisdiction.

· Protocol for generating dendritic cells (2005 DK, 2008 PCT)

This patent family is directed to the generation of dendritic cells based on a blood sample by culturing monocytes at reduced temperatures. Dendritic cells exposed to tumor antigens followed by treatment with T(h)1-polarizing differentiation signals have paved the way for the development of dendritic cell-based cancer vaccines. Issued claims are directed to a method of generating immature dendritic cells under certain temperature settings which by further activation has been shown to give a high yield of homogeneous and fully matured dendritic cells. The patent expiry date is 2032. This patent has been issued in the USA, Canada, China, Eurasia, Russia, Europe, Israel, Mexico, Malaysia, and New Zealand. This patent is owned by the Company and was not licensed from third parties.

The above patents are protected by relevant international extensions. We may continue to seek patent protection for further innovations, such as novel dendritic cell production systems or dendritic cell quality control. To support potential income streams, we may patent non-core applications of its dendritic cell technologies so as to secure future revenue streams from out-licensing activity.

Trade Secrets and Proprietary Know-How

In addition to intellectual property protected by patents and copyrights, we have trade secrets and proprietary know-how relating to our products, production processes, and future strategies. Any disclosure of trade secrets and proprietary know-how has been pursuant to a confidentiality (or non-disclosure) agreement. Such agreements require the executing parties to keep the Company’s trade secrets and proprietary know-how confidential and use such commercial secrets only for specific purposes.

In-Licensed Technology

On February 16, 2018, Enochian Biopharma, the Registrant’s wholly-owned subsidiary, entered into a License Agreement (the “License Agreement”) with Weird Science. The License Agreement contains, among other things, the following terms: (a) a perpetual, fully paid-up, royalty-free, sublicensable, and exclusive (including to the exclusion of Weird Science) worldwide license from Weird Science to Enochian Biopharma to use Weird Science’s intellectual property and technology for the prevention, treatment, and/or amelioration of and/or therapy for HIV in humans, and research and development exclusively relating to HIV in humans (the “Field”) worldwide; (b) a nonexclusive, royalty-free, sublicensable license from Enochian Biopharma to Weird Science to use the Enochian Technology to commercialize products outside of the Field worldwide; (c) a nonexclusive, royalty-free license from Enochian Biopharma to Weird Science to use the results of a study with syngeneic and humanized mice models outside the Field and, at Weird Science’s own expense, to prosecute patents relating to the results of the study, which Weird Science will own, and (d) a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive (including to the exclusion of Weird Science) worldwide license from Weird Science to Enochian Biopharma (which will be part of the license described in (a) above) to use patent applications and patents related to the study results disclosed in (d) above solely in the Field, and to make, have made, use, sell, offer to sell and import inventions claimed in such patent applications and patents solely in the Field.

Competition

The biotechnology and pharmaceutical industries, including in the field of gene therapy, are characterized by rapidly advancing technologies, intense competition and a strong emphasis on intellectual property. While we believe that our technology platforms, strong intellectual property portfolio and scientific expertise in the gene therapy field provide us with competitive advantages, we face potential competition from many different sources, including larger and better-funded pharmaceutical and biotechnology companies, new market entrants and new technologies.

We are aware of several companies focused on other methods for editing genes and regulating gene expression and a limited number of commercial and academic groups pursuing the development of gene regulation and genome editing technology. The field of applied gene regulation and genome editing is highly competitive and we expect competition to persist and intensify in the future from a number of different sources, including pharmaceutical and biotechnology companies; academic and research institutions; and government agencies.

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval, or commercializing competitive products before us. If we commence commercial product sales, we may be competing against companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience. In addition, any product candidate that we successfully develop may compete with existing products that have long histories of safe and effective use.

The competitive landscape that we are facing is as follows:

Gene therapy companies developing gene-based products in clinical trials. uniQure N.V.’s product for lipoprotein lipase deficiency and GlaxoSmithKline plc’s, or GSK, product for severe combined immunodeficiency due to adenosine deaminase deficiency are approved in Europe. No other gene therapy products have yet been approved. Our competitors in this category may include, but not be limited to, Sangamo, uniQure N.V., bluebird bio, Inc., Regenxbio Inc., Shire, Pfizer, and GSK.

Cell therapy companies developing cell-based products. Our competitors in this category may include Novartis AG, Adaptimmune Therapeutics PLC, Atara Biotherapeutics, Inc., bluebird bio, Inc., Cellectis S.A., Juno Therapeutics, Inc., Kite, and Iovance Biotechnologies, Inc..

For ENO-1001, we are aware of two companies developing a gene therapy for HIV/AIDS: Sangamo and American gene Technology.

For ENO-2001, we are aware of a few biotech companies developing an HIV vaccine:

•	Geovax (Atlanta, GA, USA), listed on OTC, is a clinical-stage biotechnology company developing human vaccines against infectious diseases using a Modified Vaccinia Ankara - Virus-Like Particle vaccine.
•	Biosantech SA – France (a spin-off of ANRS) started developing a vaccine based on a synthetic form of Tat derived from Tat Oyi, an attenuated clade B HIV field isolate.
•	Bionor Pharma (Oslo, Norway) is developing Vacc-4x, a peptide-based vaccine consisting of four synthetic peptides based on the HIV-1 p24 protein, injected multiple times intradermally together with GM-CSF.
•	FIT Biotech (Tampere, Finland) is developing GTU® Multi-HIV multi-gene, a vaccine based on six viral HIV proteins.
•	Theravectys SAS (a spin-off of the Pasteur Institute, Paris, France) is developing THV01, a vaccine based on lentiviral vectors (01 and 02),.
•	InnaVirVax – (a spin-off of INSERM, Evry, France) is developing VAC-3S, a vaccine constructed to induce a humoral immune response against a highly conserved region of the envelope protein gp41 of HIV-1 known as 3S.
•	Profectus Biosciences (Baltimore, MD, USA) is developing TheraVax, a multi-antigen HIV vaccine administered by electroporation, in combination with interleukin-12 plasmid DNA followed by a boost with same the antigens vectored by a recombinant vesicular stomatitis virus (“rVSV”) delivered intramuscularly.

For ENO-5001, the competitive landscape is more complex.

Immunotherapy is an active area of research and a number of immune-related products have been identified in recent years that are alleged to modulate the immune system. Many of these products utilize dendritic cells, a form of immune cell that presents cancer target peptides to T cells and that can in turn result in T cell activation. More recently, bi-specific antibodies and checkpoint inhibitors (for instance PD-1/PD-L1 antibodies) have been identified as having utility in the treatment of cancer. Bi-specific antibodies commonly target both the cancer peptide and the T cell receptors (“TCR”), thus bringing both cancer cells and T cells into close proximity to maximize the chance of TCR binding and hence an immune response to the cancer cells. Checkpoint inhibitors on the other hand work by targeting receptors that inhibit T cell effectiveness and proliferation and essentially activate T cells. Other immunotherapies that are being actively investigated include: antibody-drug complexes, TCR-mimic antibodies, oncolytic viruses, cancer vaccines. A variety of cell-based autologous and allogeneic approaches are also being researched and developed.

CAR-T in solid tumors

In addition to hematological malignancies, there are a growing number of pharmaceutical, biotechnology, and academic institutions researching and developing autologous and allogeneic chimeric antigen receptor T cell (“CAR-T”) therapies in the solid tumor setting. These CAR-T cell therapies are at a variety of stages of preclinical and clinical development, as well as directed towards a broad target spectrum. Two Car-T therapies has been approved for treatment of leukemia

CARs&TCR-mimics targeting peptide-HLA complexes

Most CAR-T therapies in development are directed towards antigen targets. However, competitors are also developing a CAR-T that selectively binds to the peptide-HLA (pHLA) complex (the natural binding site for endogenous TCR). Furthermore, competitors are also looking at pHLA antibodies or TCR mimic antibodies that can either be engineered in Tcells or developed as standalone antibody therapies in cancer indications (including solid tumors).

TCRTcells

Competitors are developing TCR T cells (including affinity engineered T cells) that are directed towards a multitude of targets. Juno Therapeutics has developed an engineered TCR therapeutic candidate where the end TCR is purported to have enhanced affinity through stem-cell selection.

Other cell-based approaches

In addition to all the adoptive cell therapy approaches above, our competitors are also investigating the potential of GammaDelta T cell, CAR-NK cell, NK cell, NKT cell and CTLs either in a preclinical or clinical setting (both hematologic malignancies and solid tumors).

Manufacturing

We rely on contract manufacturing organizations (“CMOs”), to produce our preclinical and clinical product candidates in accordance with FDA and EMA mandated regulations, also known as current good manufacturing practices, (“cGMPs”). We employ a technical operations staff in the areas of process development, analytical development, quality control, quality assurance, project management, and manufacturing to facilitate appropriate oversight of our CMOs, support of our regulatory filings and execution of clinical trials.

Government Regulation

In the United States, the FDA regulates biologic products including gene therapy products under the Federal Food, Drug, and Cosmetic Act (“FDCA), the Public Health Service Act (“PHSA”), and regulations and guidance implementing these laws. The FDCA, PHSA and their corresponding regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, packaging, storage, record keeping, distribution, reporting, advertising and other promotional practices involving biologic products. Applications to the FDA are required before conducting human clinical testing of biologic products. Additionally, each clinical trial protocol for a gene therapy product candidate is reviewed by the FDA and, in limited instances the National Institutes of Health, or the NIH, through its Recombinant DNA Advisory Committee (“RAC”). FDA approval also must be obtained before marketing of biologic products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and we may not be able to obtain the required regulatory approvals.

U.S. Biologic Products Development Process

Our product candidates must be approved by the FDA before they may be legally marketed in the United States. The process required by the FDA before a biologic product candidate may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and in vivo studies in accordance with the FDA’s current Good Laboratory Practice (“GLP”), regulations and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•	submission to the FDA of an application for an IND exemption, which allows human clinical trials to begin unless FDA objects within 30 days;
•	approval by an independent institutional review board (“IRB”), reviewing each clinical site before each clinical trial may be initiated; • performance of adequate and well controlled human clinical trials according to the FDA’s good clinical practice (“GCP”) regulations, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biologic product candidate for its intended use;
•	preparation and submission to the FDA of a BLA for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
•	review of the product by an FDA advisory committee, if applicable;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biologic product candidate is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the biologic product candidate’s identity, safety, strength, quality, potency and purity;
•	potential FDA audit of the nonclinical and clinical trial sites that generated the data in support of the BLA; and
•	payment of user fees and FDA review and approval, or licensure, of the BLA.

Before testing any biologic product candidate in humans, including a gene therapy product candidate, the product candidate must undergo preclinical testing. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as in vivo studies to assess the potential safety and activity of the product candidate and to establish a rationale for therapeutic use. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. Concurrent with clinical trials, companies usually must complete some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the drug in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

If a gene therapy trial is conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documents must be submitted to, and the study registered with, the NIH Office of Biotechnology Activities, or the OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA. However, many companies and other institutions, not otherwise subject to the NIH Guidelines, voluntarily follow them. The NIH is responsible for convening the RAC that discusses protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a gene therapy protocol. RAC proceedings and reports are posted to the OBA website and may be accessed by the public.

The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. With gene therapy protocols, if the FDA allows the IND to proceed, but the RAC decides that full public review of the protocol is warranted, the FDA will request at the completion of its IND review that sponsors delay initiation of the protocol until after completion of the RAC review process. The FDA also may impose clinical holds on a biologic product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that suspend or terminate such studies.

Human Clinical Trials Under an IND

Clinical trials involve the administration of the biologic product candidate to healthy volunteers or patients under the supervision of qualified investigators which generally are physicians not employed by, or under, the control of the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research subjects provide informed consent.

Further, each clinical trial must be reviewed and approved by an IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers items such as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject, or their legal representative, reviews and approves the study protocol, and must monitor the clinical trial until completed. Clinical trials involving recombinant DNA also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research that utilizes recombinant DNA at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Human clinical trials typically are conducted in three sequential phases that may overlap or be combined:

•	Phase 1. The biologic product candidate initially is introduced into a small number of human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early understanding of its effectiveness. Phase 1 clinical trials of gene therapies are typically conducted in patients rather than healthy volunteers.
•	Phase 2. The biologic product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•	Phase 3. Phase 3 clinical trials are commonly referred to as “pivotal” studies, which typically denotes studies which present the data that the FDA or other relevant regulatory agency will use to determine whether or not to approve a biologic product. In Phase 3 studies, the biologic product candidate is administered to an expanded patient population, generally at multiple geographically dispersed clinical trial sites in adequate and wellcontrolled clinical trials to generate sufficient data to statistically confirm the potency and safety of the product for approval. These clinical trials are intended to establish the overall risk/benefit ratio of the product candidate and provide an adequate basis for product labeling. Postapproval clinical trials, sometimes referred to as Phase 4 clinical trials, and may be conducted after initial approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA.

Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for: serious and unexpected adverse events; any findings from other trials, in vivo laboratory tests or in vitro testing that suggest a significant risk for human subjects; or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information.

The FDA or the sponsor or its data safety monitoring board may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biologic product candidate has been associated with unexpected serious harm to patients. FDA usually recommends that sponsors observe subjects for potential gene therapy-related delayed adverse events for a 15-year period, including a minimum of five years of annual examinations followed by 10 years of annual queries, either in person or by questionnaire.

Compliance with cGMP Requirements

Manufacturers of biologics must comply with applicable cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Manufacturers and others involved in the manufacture and distribution of such products also must register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Establishments may be subject to periodic, unannounced inspections by government authorities to ensure compliance with cGMP requirements and other laws. Discovery of problems may result in a government entity placing restrictions on a product, manufacturer or holder of an approved BLA, and may extend to requiring withdrawal of the product from the market. The FDA will not approve a BLA unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specification.

Concurrent with clinical trials, companies usually complete additional preclinical studies and must also develop additional information about the physical characteristics of the biologic product candidate as well as finalize a process for manufacturing the product candidate in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents or of causing other adverse events with the use of biologic products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other requirements, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biologic product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biologic product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

The results of the preclinical tests and clinical trials, together with detailed information relating to the product’s CMC and proposed labeling, among other things, are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications.

Under the Prescription Drug User Fee Act, , as amended (“PDUFA”), each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. The PDUFA also imposes an annual program fee for approved biologics. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. The FDA reviews a BLA within 60 days of submission to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In that event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth, substantive review of the BLA.

The FDA reviews the BLA to determine, among other things, whether the proposed product candidate is safe and potent, or effective, for its intended use, has an acceptable purity profile and whether the product candidate is being manufactured in accordance with cGMP to assure and preserve the product candidate’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biologic products or biologic products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a risk evaluation and mitigation strategy, or REMS, is necessary to assure the safe use of the product candidate. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. A REMS could include medication guides, physician communication plans and elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS; the FDA will not approve the BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product candidate is manufactured. The FDA will not approve the product candidate unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product candidate within required specifications. Additionally, before approving a BLA, the FDA typically will inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements.

On the basis of the BLA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the biologic product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the BLA, the FDA will issue an approval letter.

If a product candidate receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post-marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biologic product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

The FDA has agreed to specified performance goals in the review of BLAs under the PDUFA. One such goal is to review standard BLAs in 10 months after the FDA accepts the BLA for filing, and priority BLAs in six months, whereupon a review decision is to be made. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs and its review goals are subject to change from time to time. The review process and the PDUFA goal date may be extended by three months if the FDA requests or the BLA sponsor otherwise provides additional information or clarification regarding information already provided in the submission within the last three months before the PDUFA goal date.

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

Expenses for Company-sponsored research and development for the years ended June 30, 2018 and 2017 were $616,961 and $62,763, respectively.

Employees

As of June 30, 2018, we had 4full-time employees. We are in the process of building a research and development organization that includes extensive expertise in gene therapy and related scientific disciplines. We operate cross-functionally and are led by an experienced research and development management team. We use rigorous project management techniques to assist us in making disciplined strategic research and development program decisions and to help limit the risk profile of our product pipeline. We also access relevant market information and key opinion leaders in creating target product profiles when appropriate, as we advance our programs towards commercialization. We engage third parties to conduct portions of our preclinical research. In addition, we plan to utilize multiple clinical sites to conduct our clinical trials.

Facilities and Offices

Our corporate headquarters are located at Century City Medical Plaza, 2080 Century Park East, Suite 906, Los Angeles CA, 90067.   We have a ten-year lease for approximately 2,453 square feet at this location. The base rent for this leased premises increases by 3% each year over the term, and ranges from $12,265 per month for the first year to $16,003 per month for the tenth year. The Company is entitled to $108,168 in contributions toward tenant improvements.

We also have a 5-year lease for 2,325 rentable square feet of office space at 5901 W. Olympic Blvd., Suite 419, Los Angeles, CA 90036. The base rent increases by 3% each year over the life of the lease, and ranges from approximately $8,719 per month for the first year to $10,107 per month for the two months of the sixth year. We are entitled to $70,800 in tenant improvement allowance in the form of free rent applied over 10 months in equal installments from January 2018.

Corporate Information

We were incorporated in January 18, 2011 in the state of Delaware and on March 2, 2018 we changed our name from “DanDrit Biotech USA, Inc.” to Enochian BioSciences, Inc.” Our website is http://www.enochianbio.com. We make available free of charge, on or through our internet site, our annual, quarterly, and current reports and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained in our website is not part of, nor incorporated by reference into, this report.

We originally incorporated in Delaware on under the name “Putnam Hills Corp.” We filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission, or the SEC, on August 12, 2011.

On February 12, 2014, pursuant to a Share Exchange Agreement, the Registrant acquired 100% of the issued and outstanding capital stock of DanDrit Denmark and as a result became DanDrit Denmark’s parent company (the “Share Exchange”). Prior to the Share Exchange, the Registrant and an existing shareholder agreed to cancel 4,400,000 out of 5,000,000 shares of Common Stock of DanDrit Denmark outstanding, and the Company issued 1,440,000 shares of Common Stock for legal and consulting services related to the Share Exchange and a future public offering. At the time of the Share Exchange each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of Common Stock, for a total of 6,000,000 shares of Common Stock, resulting in 8,040,000 shares of Common Stock outstanding immediately following the Share Exchange, including the Escrow Shares, which are deemed issued and outstanding for accounting purposes (See also Note 1 to the Consolidated Financial Statements).

In June 2015, the Board approved a change to the Registrant’s fiscal year end from December 31 to June 30.

On February 16, 2018, we completed our acquisition of Enochian Biopharma pursuant to the Acquisition Agreement, with Enochian Biopharma surviving as a wholly owned subsidiary of the Registrant. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock and (ii) the right to receive Contingent Shares pro rata upon the exercise or conversion of warrants which were outstanding at closing (See also Note 2 to the Consolidated Financial Statements).

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

1B. Unresolved Staff Comments

There are no unresolved SEC staff comments.

Item 2. Properties

The Company currently leases the following properties:

Location	Use	Terms

5901 W. Olympic Blvd. Suite 419 Los Angeles, CA90036	Physical office space	On November 13, 2017, the Company entered into a Lease Agreement for a term of five years and two months from November 1, 2017. The Leased Premises consist of approximately 2,325 rentable square feet. The base rent for such leased premises increases by 3% each year over the term, and ranges from approximately $8,719 per month for the first year to $10,107 per month for the two months of the sixth year. The Company is entitled to $70,800 in tenant improvement allowance in the form of free rent applied over 10 months in equal installments from January 2018.

2080 Century Park East Suite 906 Los Angeles, CA90067	Physical office space	On June 19, 2018, the Company entered into a Lease Agreement for a term of ten years from September 1, 2018. Such leased premises consist of 2,453 rentable square feet. The base rent for such leased premises increases by 3% each year over the term, and ranges from $12,265 per month for the first year to $16,003 per month for the tenth year. The Company is entitled to $108,168 in contributions toward tenant improvements.

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

Fiscal Year Ended June 30, 2018	High	Low
First Quarter	$4.75	$1.60
Second Quarter	$4.90	$3.20
Third Quarter	$6.85	$3.95
Fourth Quarter	$5.75	$3.32

Fiscal Year Ended June 30, 2017	High	Low
First Quarter	$1.90	$0.70
Second Quarter	$2.45	$1.15
Third Quarter	$2.75	$0.75
Fourth Quarter	$2.65	$1.30

Holders of Common Stock

As of June 30, 2018 the Company had 36,163,924 shares of Common Stock issued and outstanding. On August 24, 2018 issued 10,000 shares of Common Stock to a consultant for consulting services provided. As of September 28, 2018 we had 36,173,924 shares of Common Stock issued and outstanding and approximately 340 stockholders of record.

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

Our Business

We are a biopharmaceutical company dedicated to identifying, developing, manufacturing and commercializing gene therapies. We accomplish this by translating groundbreaking science combined with our expertise in gene therapy, gene regulation and cell therapy. Our gene therapy platform can be applied to multiple indications. We are first applying our technology to develop therapies seeking to improve the lives of patients with HIV/AIDS through the restorative potential of gene therapy. Additionally, we have combined the gene therapy platform with our extensive knowledge of dendritic cells to develop a novel proprietary immuno-oncology technology platform. In the process of developing our HIV/AIDS and oncology platforms, we are accruing significant scientific, manufacturing and regulatory capabilities as well as building upon our proprietary knowledge that is applicable in the broader field of gene therapy.

In infectious diseases, we are in the early stage of development of ENO-1001, a genetically modified cell therapy for patients with HIV/AIDS and ENO-2001, a preventative vaccine for HIV/AIDS.

 In immune-oncology, we have developed, and patented cancer vaccines used in initial clinical trials in Europe and Asia, including ENO-4001 for the treatment of cancer (one phase I/II trial in Denmark and two-phase II trials in Denmark and Singapore). We have advanced candidate therapies, targeted initially at non-small-cell-lung-cancer (NSCLC) and colorectal cancer (sometimes referred to herein as CRC). We are also in the early stages of developing additional compounds: ENO-5001 (a genetically modified allogeneic dendritic cell-based therapy), ENO-4001 (formerly “MCV”), ENO-4002 (novel version of ENO-4001), and ENO-3001 (as therapy for the prevention of relapse in colorectal cancer patients). ENO-4001 (previously known as MCV) was developed by our Company in 2001.  Currently, our only product in clinical stage is ENO-4001, and we have no plans to market ENO-4001; rather we expect to seek out strategic partnerships to further develop and market this asset in the future.

To date, our operations have been funded by sales of our securities. Sales revenue will not support our current operations and we expect this to be the case until our therapies or products are approved for marketing in the United States and Europe. Even if we are successful in having our therapies or products approved for sale in the United States and Europe, we cannot guarantee that a market for the product will develop. We may never be profitable.

Acquisition

On January 12, 2018, the Registrant, Acquisition Sub, Enochian Biopharma and Weird Science entered into the Acquisition Agreement, pursuant to which on February 16, 2018, Enochian Biopharma became a wholly owned subsidiary of the Registrant. As consideration for the Acquisition, the stockholders of Enochian Biopharma received, in the aggregate, (i) 18,081,962 shares of the Common Stock of the Registrant and (ii) the right to receive shares of Common Stock pro rata upon the exercise or conversion of up to 6,488,122 warrants which were outstanding at closing. As of June 30, 2018, 6,488,122 shares of Common Stock are contingently issuable in connection with the Acquisition of Enochian Biopharma (the “Contingent Shares”).

As a condition of the Acquisition, Enochian Biopharma, as licensee, entered into an intellectual property license agreement with Weird Science, as licensor, which contained: (a) a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive (including to the exclusion of Weird Science) worldwide license from Weird Science to Enochian Biopharma covering all Intellectual Property Rights of Weird Science in the Field (defined below) to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize products and to otherwise use and practice the intellectual property and technology of Weird Science solely for the prevention, treatment, and/or amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans (the “Field”) worldwide; (b) a nonexclusive license from Enochian Biopharma to Weird Science to use the results of a certain study related to the Field, at Weird Science’s own expense, to prosecute patents which would be owned by Weird Science; and (c) a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive (including to the exclusion of Weird Science) worldwide license from Weird Science to Enochian Biopharma (which will be part of the license described in (a) above) to use such patent applications and patents solely in the Field, and to make, have made, use, sell, offer to sell and import inventions claimed in such patent applications and patents solely in the Field. Weird Science also irrevocably assigned to Company all rights, title and interest in certain study results to the extent within the Field and all inventions, improvements or discoveries made or reduced to practice in the performance of such study to the extent within the Field (including all intellectual property therein).

In connection with the Acquisition, the Registrant, Weird Science and RS Group ApS, a significant stockholder of the Registrant (“RS Group”) entered into (a) an Investor Rights Agreement, which provides for (A) nomination rights of each of Weird Science and RS Group to nominate a single director each, (B) both Weird Science and RS Group to nominate 3 mutually agreed directors, (C) both Weird Science and RS Group to consent to any increase in the number of directors, (D) restrictions on transfer of securities held by both other than pursuant to certain permitted transferees agreeing to be bound thereunder, and (E) demand and piggy-back registration rights for the former stockholders of Enochian Biopharma with respect to the shares of Registrant’s common stock issued in connection with the Acquisition and; (b) a Standstill & Lock-Up Agreement, which subject to customary terms and limitations provides for (Y) restrictions on Weird Science and its affiliates from acquiring any Common Stock other than as provided in the Acquisition Agreement or such that they would own greater than 50% of such shares of Common Stock issued and outstanding and (Z) restrictions on sale of one half of the securities owned by Weird Science and RS Group for twelve months and the other half for 24 months subject to customary permitted dispositions and transfers.

Also, simultaneously with closing of the Acquisition, the Registrant completed a private placement offering for a total of 1,677,130 shares of Common Stock at a price of $8.00 per share for aggregate proceeds of $13,417,040, and, certain of our warrant holders exercised warrants to purchase 2,400,000 shares of Common Stock, for total proceeds to the Company of $3,295,000.

As a result of the Acquisition, our total assets as of June 30, 2018 were $179,662,426 as compared to $4,522,152 as of June 30, 2017. Total current liabilities decreased to $873,721 as of June 30, 2018 compared to $2,989,418 as of June 30, 2017. The increase in total assets and decrease in total current liabilities were primarily due to additional capital fund raising efforts and the Acquisition.

RESULTS OF OPERATIONS

Year ended June 30, 2018 compared to the year ended June 30, 2017.

The following table sets forth our revenues, expenses and net income for the years ended June 30, 2018 and 2017. The financial information below is derived from our audited consolidated financial statements included elsewhere in this Annual Report.

	For the Year Ended
	June 30,
	2018	2017
Revenues	$-	$-

Cost of Goods Sold	-	-

Gross Profit (Loss)	-	-
Operating Expenses:
General and Administrative Expenses	3,641,781	933,845
Research and Development Expenses	616,961	62,763
Non-Cash Compensation Expenses	257,937	626,487
Depreciation and Amortization	2,858,514	14,528
Consulting Expenses	794,166	762,804

Total Operating Expense	8,169,359	2,400,427

(Loss) from Operations	(8,169,359)	(2,400,427)
Other Income (Expense)
Change in fair value of contingent consideration	(1,375,000)	-
Interest and other (Expense)	(143,262)	(11,210)
Interest (Expense), Related Party	-	(15,049)
Loss on Currency Transactions	290,407	218,979
Other Income, Forgiveness of Debt	87,817	-
Interest and Other Income	45,816	-

Total Other Income (Loss)	(1,094,222)	192,720

(Loss) Before Income Taxes	(9,263,581)	(2,207,707)
Income Tax Expense (Benefit)	(111,694)	(64,877)
Net (Loss)	(9,151,865)	(2,142,830)

BASIC AND DILUTED LOSS PER SHARE	$(0.42)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	21,581,251	12,266,441

	For the Year Ended
	June 30,
	2018	2017

Net Loss	$(9,151,865)	$(2,142,830)
(Currency Translation, Net of Taxes)	(147,153)	(211,461)

(Other Comprehensive Loss)	$(9,299,018)	$(2,354,291)

Comparison of the Years ended June 30, 2018 and June 30, 2017

Revenues

We are a development stage biotechnology company, and we do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the years ended June 30, 2018 and 2017 were $8,169,359 and $2,400,427, respectively, representing an increase of $5,768,932, or 240.3%. The largest contributor to the operating expenses for the year ended June 30, 2018 was the increase in depreciation and amortization, which was attributable to amortization of the indefinite life intangible assets from the Acquisition.

Non-Cash Compensation Expenses for the years ended June 30, 2018 and 2017 were $257,937 and $626,487, respectively, representing a decrease of $368,550. The increase was due to one-time grants made to an officer and a consultant during the year ended June 30, 2018.

General and administrative expenses for the years ended June 30, 2018 and 2017 were $3,641,781 and $933,845, respectively, representing an increase of $2,707,936, or 289.9%. General and administrative expenses include audit and legal fees, office leases, insurance, patent fees, salaries and travel expenses. The increase was primarily due to $2,091,401 in costs related to the Acquisition and fundraising activities.

Research and development expenses for the years ended June 30, 2018, and June 30, 2017 were $616,961 and $62,763, respectively, representing an increase of $554,198 or approximately 883%. The increase was attributable to expenditures related to the development of and pre-clinical studies for ENO-1001 and ENO-4001.

Depreciation and amortization expenses for the year ended June 30, 2018 and 2017 were $2,858,514 and $14,528, respectively, representing an increase of $2,843,986, or 19,572%. The increase was primarily attributable to the amortization of the patents and definite life intangible assets obtained in the Acquisition.

Consulting expenses for the years, ended June 30, 2018 and 2017 were $794,166 and $762,804, respectively, representing an increase of $31,362, or 4.1%.

Other Income (Expense)

Net other income (expense) for the years ended June 30, 2018 and 2017 was $1,094,222 and $192,720, respectively, representing an increase of $901,952 or 469.1%. The increase was due primarily to the change in the fair value of the Contingent Consideration, the increase in forgiveness of debt, interest income, and gains on currency transactions.

Net Loss

Net loss for the years ended June 30, 2018 and June 30, 2017 was $9,151,865 and $2,142,830, respectively, representing an increase in the loss of $7,009,035, or 327.1%. The increase net loss was primarily due to the various activities in connection with the Acquisition, such as the increase in depreciation and amortization attributable to amortization of the acquired indefinite life intangible assets, the increase in legal fees and the increase in financing and private placement costs.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from shareholders, the issuance of convertible notes (which over time have all been converted into shares of Common Stock) and the sale of our Common Stock. At this time, we believe we have sufficient liquidity to fund our operations for the foreseeable future.

We may however need additional funds for (a) purchase of equipment, (b) research and development, specifically to open an Investigational New Drug Application (“IND”) (The first step in the drug review process by the U.S. Food and Drug Administration) for ENO-1001 and to continue our research and development of ENO-4001 and ENO-4002 and (c) possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of our equity or debt securities. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations.

As of June 30, 2018, the Company had $15,600,865 in cash and working capital of $14,888,294 as compared to $3,941,712 in cash and working capital of $1,209,462 as of June 30, 2017, an increase of 295.8% and 1,131.0%, respectively. The increase is primarily due to $13,417,040 of cash raised in the private placement completed on February 16, 2018 and the exercise of warrants by certain warrant holders for total proceeds to the Company of $3,295,000.

Private Placements

On May 15, 2017, we completed a private placement offering of units, consisting of 2,700,000 shares of Common Stock and warrants to acquire 5,400,000 shares of Common Stock for total proceeds to the Company of $3,510,000 or $1.30 per unit.

On July 12, 2017, we completed a private placement offering of 1,231,561 units, consisting of 1,231,561 shares of Common Stock and warrants to purchase 2,463,122 shares of Common Stock total proceeds to the Company of $1,601,029 or $1.30 per unit.

On February 16, 2018, we completed a private placement offering of 1,677,130 shares of Common Stock at a price of $8.00 per share for total proceeds to the Company of $13,417,040.

The private placements were made directly by the Company in reliance upon Section 4(a)(2) and/or Regulation S and no underwriter or placement agent was engaged by the Company.

Warrant Exercises

On February 16, 2018, certain of our warrant holders exercised warrants to purchase 2,400,000 shares of Common Stock for total proceeds to the Company of $3,295,000.

Notes Payable, related party

As of June 30, 2018, and 2017, the outstanding balance of $0 and $38,235 for professional fees paid by a shareholder and amounts advanced to the Company were reported as notes payable - related party. The $38,235 notes payable were acquired in Share Exchange. The amounts were unsecured, non-interest bearing and had no stipulated repayment terms. On March 19, 2018, the note payable, related party, was forgiven.

A 6% promissory note payable to NLBDIT 2010 Enterprises, LLC, an entity controlled by a former shareholder of the Company, was acquired by the Company in the Share Exchange. As of June 30, 2018 and 2017, the outstanding balance on the note, including accrued interest, was $0 and $49,581, respectively. On March 19, 2018, the promissory note payable, related party, was forgiven.

Convertible Notes Payable – Related Party

On July 1, 2016, we entered into a non-interest-bearing convertible note for $60,150, with an entity controlled by a shareholder of the Registrant (the “July 1 Note”). The July 1 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share. The July 1 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share. As the Common Stock was trading at $2.50 on July 1, 2016, the Registrant bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. The July 1 Note was converted into 37,594 shares of Common Stock on February 16, 2018 at a conversion price of $1.60 per share. We accounted for the change as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

On July 19, 2016, we entered into a non-interest-bearing convertible note for $60,150, with an entity controlled by a shareholder of the Registrant (the “July 19 Note”). The July 19 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share. The July 19 Note was amended on October 31, 2017, whereby was convertible into shares of Common Stock at $1.60 per share. The July 19 Note was converted into 37,594 shares of Common Stock on February 16, 2018 at a conversion price of $1.60 per share. We accounted for the change as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

On August 24, 2016, we entered into a non-interest-bearing convertible note for $90,225 with a shareholder of the Registrant (the “August 24 Note”). The August 24 Note was later acquired by an entity controlled by a then board member and shareholder of the Registrant. The August 24 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share. The August 24 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share. The August 24 Note was converted to 56,390 shares of Common Stock on November 29, 2017 at a conversion price of $1.60 per share. We accounted for the change as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

On September 21, 2016 the Company entered into a non-interest bearing convertible note for $150,375 with a shareholder of the Company (the “September 21 Note”). The September 21 Note was later acquired by an entity controlled by a then board member and shareholder of the Registrant. The September 21 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share. The September 21 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share. The September 21 Note was converted to 93,984 shares of Common Stock on November 29, 2017 at a conversion price of $1.60 per share. We accounted for the change as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

On March 9, 2017, the Registrant entered into a non-interest-bearing convertible note for $52,770 with an entity controlled by shareholder and former board member of the Registrant (the “March 9 Note” and together with the September 21 Note, August 24 Note, July 19 Note and the July 1 Note, the “2016/2017 Notes”). The March 9 Note was originally convertible into shares of Common Stock at $2.00 per share, and had an original maturity date of June 30, 2017. The March 9 Note was amended on October 31, 2017, whereby was convertible into shares of Common Stock at $1.60 per share with a maturity date of December 31, 2017. The March 9 Note was converted to 32,982 shares of Common Stock on November 29, 2017at a conversion price of $1.60 per share. We accounted for the change as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

Forgiveness of Note

On July 14, 2017, the Registrant agreed to loan to Enochian Biopharma up to $500,000 in exchange for a promissory note receivable executed by the Registrant (the “Enochian Biopharma Note”). The loan was a long-term debt obligation as defined in Item 303(a)(5)(ii)(A) of Regulation S-K that was then material to the Company. The Enochian Biopharma Note had an outstanding balance of $457,813 which included accrued interest, which was forgiven upon the completion of the Acquisition on February 16, 2018. The Company recorded the forgiveness of this promissory note receivable as general and administrative expense.

Cash Flows

Year ended June 30, 2018 compared to the year ended June 30, 2017

Following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities:

	For the Year Ended June 30, 2018	For the Year Ended June, 2017
Net Cash Used by Operating Activities	$(4,338,269)	$(1,177,478)
Net Cash Used by Investing Activities	$(575,732)	$(196,140)
Net Cash Provided by Financing Activities	$16,712,715	$5,506,601
Gain on Currency Translation	$(139,561)	$(214,639)
Net Increase in Cash and Cash Equivalents	$11,659,153	$3,918,344

At June 30, 2018 we had cash and cash equivalents of $15,600,865, an increase of $11,659,153, or 295.8% This increase was primarily due to cash provided by financing activities, partially offset by an increase in net cash used by operating activities as we continue our research and development activities.

We plan to use our increase in cash and cash equivalents to fund research and development, specifically to open an IND for ENO-1001 and to continue our research and development of ENO-4001 and ENO-4002.

Net cash used by operating activities for the years ended June 30, 2018 and 2017 was $4,338,269 and $1,177,478, respectively, representing an increase of $3,160,791, or 268.4%. The increase was primarily due to the amortization of the indefinite life intangible assets from the Acquisition, which is a non-cash activity, and the increase in general and administrative expenses primarily due to costs related to the Acquisition and fundraising activities.

Changes in assets and liabilities as of June 30, 2018 compared to June 30, 2017 included the following:

For the year ended June 30, 2018, other receivables decreased $100,911 primarily for research and development tax credits, prepaid expenses increased $4,893, related party payables decreased $87,817, accounts payable increased $136,836 and accrued expenses decreased $162,688. For the year ended June 30, 2017 other receivables decreased $471,641 primarily for research and development tax credits, related party payables increased $137,643, accounts payable decreased $652,785 and accrued expenses increased $9,369.

 Net cash used in investing activities for the years ended June 30, 2018 and 2017 was $278,732 and $196,140, respectively, representing an increase of $82,592, or 42.1%. The increase is primarily due to the purchase of equipment and forgiveness of notes receivable.

Net cash provided by financing activities for the years ended June 30, 2018 and 2017 was $16,712,715 and $5,506,601 respectively, representing an increase of $11,206,114, or 203.5%. The increase was primarily due to increased issuances of Common Stock and units in the private placements that took place on July 12, 2017 and February 16, 2018.

Off Balance Sheet Arrangements

As of June 30, 2018, and 2017, we had no off-balance sheet arrangements. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

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

Our most critical accounting estimates include:

Property and Equipment— Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from four to nine years.

Intangible Assets— Definite life intangible assets include patents and licenses. The Company accounts for definite life intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets”. Intangible assets are recorded at cost. Patent costs consist of costs incurred to acquire the underlying patent. If it is determined that a patent will not be issued, the related remaining capitalized patent costs are charged to expense. License agreements cost represent the Fair Value of the license agreement on the date acquired. Intangible assets are amortized on a straight-line basis over their estimated useful life. The estimated useful life of patents is twenty years from the date of application.

Revenue Recognition and Sales— Sales of the Company’s MelCancerVac (“MCV“) colorectal cancer treatment have been limited to a compassionate use basis in Singapore after stage IIA trials and the vaccine is not currently approved for sale for any other use or location. The Company accounts for revenue recognition in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), and FASB ASC 605 Revenue Recognition. The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collection of the resulting receivable is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer.

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

ENOCHIAN BIOSCIENCES, INC. (FORMERLY DANDRIT BIOTECH USA, INC.) AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Enochian Biosciences, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Enochian Biosciences, Inc. (“the Company”) as of June 30, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year  ended June 30, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018, and the results of its operations and its cash flows for the year  ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Salt Lake City, UT

September 28, 2018

4397 South Albright Drive, Salt Lake City, UT 84124

(801) 277-2763 Phone

Board of Directors

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

Formerly (DANDRIT BIOTECH USA, INC. AND SUBSIDIARY)

2080 Century Park East Suite 906

Los Angeles, CA 90067-2012

We have audited the accompanying consolidated balance sheet of ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES (Formerly DanDrit Biotech USA, Inc. and Subsidiary) as of June 30, 2017, and the related consolidated statements of operations, consolidated other comprehensive income, consolidated stockholders’ equity (deficit) and consolidated cash flows for the year ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting for the year ended June 30, 2017. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting for the year ended June 30, 2017. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES Formerly (DanDrit Biotech USA, Inc.) as of June 30, 2017, and the consolidated results of their operations and their consolidated cash flows for the year ended June 30, 2017, in conformity with generally accepted accounting principles in the United States of America.

/s/ Gregory & Associates, LLC

November 20, 2017

Salt Lake City, Utah

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	For the Year Ended
	June 30, 2018	June 30, 2017
ASSETS
Current Assets:
Cash	$15,600,865	$3,941,712
Other Receivables	122,866	223,777
Prepaid Expenses	38,284	33,391

Total Current Assets	$15,762,015	$4,198,880

Property and Equipment, Net Accumulated Depreciation	27,402	—

OTHER ASSETS:
Definite Life Intangible Assets, Net Accumulated Amortization	152,095,459	124,393

Goodwill	11,640,000	—
Deposits	137,550	2,739
Loan Receivable	—	196,140
Total Other Assets	163,873,009	323,272

Total Assets	$179,662,426	$4,522,152

The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	For the Year Ended
	June 30, 2018	June 30, 2017
LIABILITIES

Current Liabilities:
Notes Payable - Related Party, Current Portion	—	1,688,171
Accounts Payable - Trade	571,809	434,973
Accounts Payable - Related Party	235,000	235,000
Convertible Notes Payable-Related Party, (net of discounts of $0 and $11,997, respectively)	—	401,673
Accrued Expenses	66,913	229,601

Total Current Liabilities	873,722	2,989,418

Contingent Consideration liability	22,891,000	—

Total Liabilities	$23,764,722	$2,989,418

STOCKHOLDERS’ EQUITY :

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—

Common stock; par value $0.0001, 100,000,000 shares authorized, 36,163,924 shares issued and outstanding at June 30, 2018; 12,433,290 shares issued and outstanding at June 30, 2017	3,616	1,243
Additional Paid-In Capital	193,238,798	29,622,183
Accumulated Deficit	(37,595,389)	(28,443,524)
Other Comprehensive Income, Net	205,680	352,832
Total Stockholders' Equity	155,897,704	1,532,734

Total Liabilities and Stockholder’s Equity	$179,662,426	$4,522,152

The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	June 30,	June 30,
	2018	2017

Revenue	$—	$—

Cost of Goods Sold	—	—

Gross Profit (Loss)	—	—

Operating Expenses:
General and Administrative Expenses	3,641,781	933,845
Research and Development Expenses	616,961	62,763
Non-Cash Compensation Expenses	257,937	626,487
Depreciation and Amortization	2,858,514	14,528
Consulting Expenses	746,166	762,804

Total Operating Expense	8,169,359	2,400,427

Loss from Operations	(8,169,359)	(2,400,427)
Other Income (Expense)
Change in fair value of contingent consideration	(1,375,000)
Interest and other (Expense)	(143,262)	(11,210)
Interest (Expense) – Related Party	—	(15,049)
Gain (Loss) on Currency Transactions	290,407	218,979
Other Income, Forgiveness of Debt	87,817	—
Interest and Other Income	45,816	—

Total Other Income (Expense)	(1,094,222)	192,720

Loss Before Income Taxes	(9,263,581)	(2,207,707)
Income Tax Expense (Benefit)	(111,716)	(64,877)
Net Loss	(9,151,865)	(2,142,830)

BASIC AND DILUTED LOSS PER SHARE	$(0.42)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING- BASIC AND DILUTED	21,940,489	12,266,441

The accompanying notes are an integral part of these financial statements.

F-5

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	For the Year Ended
	June 30,	June 30,
	2018	2017

(Net Loss)	$(9,151,865)	$(2,142,830)
(Currency Translation, Net of Taxes)	(147,153)	(211,461)

(Other Comprehensive Loss)	$(9,299,118)	$(2,354,291)

The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended June 30, 2018 and June 30, 2017

			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)

BALANCE, June 30, 2016	9,533,290	$953	$25,098,050	$(26,300,694)	$564,293

Imputed intrinsic value and interest for Convertible Notes	—	—	32,182	—	—
Options to purchase Common Stock at $2.00 per share	—	—	626,487	—	—
Warrants to purchase Common Stock	—	—	115,754	—	—
Shares of Common Stock issued for consulting services	200,000	20	239,980	—	—
Private placement of Units	2,700,000	270	3,509,730	—	—
Equity Adjustment for Foreign Currency Translation	—	—	—	—	(211,461)
Net Loss	—	—	—	(2,142,830)	—

BALANCE, June 30, 2017	12,433,290	$1,243	$29,622,183	$(28,443,524)	$352,832)

Imputed intrinsic value and interest for Convertible Notes	—	—	(5,765)	—	—
Common Stock issued as compensation	62,687	6	112,830	—	—
Private placement of units	1,231,561	123	1,600,906	—	—
Conversion of Convertible Notes	258,544	26	423,076	—	—
Amortization of the interest on convertible notes on December 1, 2017	—	—	(3,667)	—	—
Shares of Common stock issued for consulting services	18,750	2	104,998	—	—
Exercise of warrants	2,400,000	240	3,294,760	—	—
Private Placement of Common Stock	1,677,130	168	13,416,872
Issuance of Common stock for the Enochian Biopharma Acquisition	18,081,962	1,808	144,653,888	—	—
To record the 63,717 expense for the issuance of 40,620 options to Board Member from February of 2018 to June 30, 2018	—	—	63,717	—	—
Equity Adjustment for Foreign Currency Translation					(147,253)
Net Loss				(9,151,865)

Balance at June 30, 2018	36,163,924	3,616	193,283,798	(37,595,390)	205,680

The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	June 30,	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net (Loss)	$(9,151,865)	$(2,142,830)

Adjustments to reconcile net loss to net cash provided used by operations:
Depreciation and amortization	2,858,514	14,528
Change in consideration of Contingent Consideration liability	1,375,000	—
Non-cash Compensation Expenses	281,545	982,241
Accretion of discount on notes payable	11,997	20,185
Accrued Interest on Notes Payable – Related Party	—	2,358
Accrued Interest on Notes Receivable	(10,874)	—
Loss on Forgiveness on Notes Receivable	457,813	—
(Gain) on Forgiveness of Debt – Related Party	(87,817)	—
Changes in assets and liabilities:
Other receivable,	108,005	471,641
Prepaid expenses & deposits	(138,841)	(19,828)
Accounts payable	119,575	(652,785)
Accounts payable – related party	—	137,643
Accrued expenses	(161,321)	9,369

Total Adjustments	4,813,596	965,352

Net Cash (Used) by Operating Activities	(4,338,269)	(1,177,478)

Cash Flows from Investing Activities:
Net cash provided in Acquisition of Enochian BioPharma Inc.	294,933	—
Net (increase) in notes receivable	(250,799)	(196,140)
Purchase of Property and Equipment	(30,000)
Net Cash Used by Investing Activities	(575,732)	(196,140)

Cash Flows from Financing Activities:
Proceeds from notes payable - related party	—	1,582,931
Proceeds from convertible notes payable – related party	—	413,670
Proceeds from issuance of common stock and Units	16,712,715	3,510,000
Net Cash Provided by Financing Activities	16,712,715	5,506,601

(Gain) loss on Currency Translation	(139,561)	(214,639)

Net change in Cash Equivalents	11,659,153	3,918,344

Cash and Cash Equivalents at Beginning of Period	3,941,712	23,368
Cash and Cash Equivalents at End of Period	$15,600,865	$3,941,712
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for
Interest	$143,235	$21,560
Income Taxes	$—	$64,003

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Discount for imputed interest on non-interest bearing Convertible Notes Payable	$(9,432)	$14,888
Discount for beneficial conversion feature of Convertible Notes Payable	$—	$17,294
Amortization of discount on convertible notes payable	$—	$20,185
Compensation for the issuance of options and warrants for consulting	$(63,717)	$115,754
Compensation for the issuance of stock options to officers and directors	$112,837-	$626,487
Compensation for the issuance of stock for consulting services	$105,000	$240,000
Convertible Notes payable converted to 258,544 Common Shares	$401,673	$—
Common Stock issued and contingent consideration shares of Common Stock to acquire Enochian Biopharma	$166,469,000	$—

The accompanying notes are an integral part of these financial statements

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation – Enochian BioSciences, Inc., formerly DanDrit Biotech USA, Inc. (“Enochian”, or “Registrant”, and together with its subsidiaries, the “Company”, “we” or “us”) engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of HIV and cancer. The Registrant was originally incorporated in the State of Delaware on January 18, 2011. On March 2, 2018, the Registrant amended its articles of incorporation changing the name of the Company to Enochian BioSciences, Inc.

Subsidiaries

Enochian Biopharma Inc. (“Enochian Biopharma”) was incorporated on May 19, 2017 in [Delaware] and is a 100% owned subsidiary of the Registrant. Enochian Biopharma owns a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans (the “Field”). The accompanying financial statements include the accounts of Enochian Biopharma from the date of the acquisition which was completed on February 16, 2018.

DanDrit BioTech ApS, a Danish corporation was incorporated on April 1, 2001 (“DanDrit Denmark”) and is a 100% owned subsidiary of the Registrant (subject to 86,490 shares of Common Stock of DanDrit Denmark or 2.20% of outstanding shares to be acquired with the 129,596 shares of common stock of the Registrant (“Common Stock”) held in escrow according to Danish law (the “Escrow Shares”). DanDrit Denmark engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the human treatment of cancer.

Acquisition of Enochian Biopharma - On January 12, 2018, the Registrant, Acquisition Sub, Enochian Biopharma and Weird Science entered into the Acquisition Agreement, pursuant to which on February 16, 2018, Enochian Biopharma became a wholly owned subsidiary of the Registrant. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of the Common Stock of the Registrant and (ii) the right to receive earn-out shares of Common Stock (“Contingent Shares”) pro rata upon the exercise or conversion of warrants which were outstanding at closing. As of June 30, 2018, 6,488,122 Contingent Shares are contingently issuable in connection with the Acquisition of Enochian Biopharma.

Year End - In June 2015, DanDrit USA’s Board of Directors (the “Board”) approved a change to its fiscal year end from December 31 to June 30.

Consolidation - For the years ended June 30, 2018 and 2017, the consolidated financial statements include the accounts and operations of the Registrant, DanDrit Denmark, and Enochian BioPharma. All material inter-company transactions and accounts have been eliminated in the consolidation.

Functional Currency / Foreign currency translation - The functional currency of DanDrit Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during years ended June 30, 2018 and 2017. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured States amounts at June 30, 2018 and 2017 of $15,350,865 and $3,691,712 respectively.

Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from four to ten years (See Note 3).

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets - Definite life intangible assets include patents and licenses. The Company accounts for definite life intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets”. Intangible assets are recorded at cost. Patent costs consist of costs incurred to acquire the underlying patent. If it is determined that a patent will not be issued, the related remaining capitalized patent costs are charged to expense. License agreements cost represent the Fair Value of the license agreement on the date acquired. Intangible assets are amortized on a straight-line basis over their estimated useful life. The estimated useful life of patents is twenty years from the date of application.

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

Revenue Recognition and Sales - The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101), and FASB ASC 605 Revenue Recognition. The Company recognizes revenue when rights and risk of ownership have passed to the customer, when there is persuasive evidence of an arrangement, product has been shipped or delivered to the customer, the price and terms are finalized, and collections of resulting receivables is reasonably assured. Products are primarily shipped FOB shipping point at which time title passes to the customer.

The sale of the Company’s product, ENO-4001 (previously known as MCV), is limited to compassionate use within approved countries.

Performance Obligations

We recognize revenue upon completion of our performance obligation. Our performance obligation is the delivery of product. Product revenue performance obligations are completed upon delivery and at that point in time, the control of the product is transferred to the customer and we are entitled to bill the customer for the product delivered.

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

Research and Development Expenses - The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of the HIV and Cancer therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV and Cancer. Research and development expenses for the year ended June 30, 2018 and 2017 amounted to $616,961 and $62,763, respectively.

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes.

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share - The Company calculates earnings/(loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. The shares of Common Stock outstanding at June 30, 2018 and 2017 were 36,163,924 and 12,433,290, respectively. Because of the net loss for the twelve months ended June 30, 2018 and June 30, 2017, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. As of June 30, 2018 and 2017 there were 6,488,122 and 0, respectively, potential dilutive shares that needed to be considered as common share equivalents.

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

The following table sets forth the liabilities at June 30, 2018 and 2017, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Contingent Consideration Liability	$22,891,000	$-	$-	$22,891,000

	$22,891,000	$-	$-	$22,891,000

The roll forward of the contingent consideration liability is as follows:

Balance June 30, 2017	$-
Issuance of contingent consideration in acquisition	21,516,000
Fair value adjustment	1,375,000
Balance June 30, 2018	22,891,000

 Stock Options and Warrants - The Company has granted stock options to certain employees, officers and directors that were subsequently converted to Grant Warrants. During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and warrants. The Company accounts for options and warrants in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs for employee compensation and consulting fees for the years ended June 30, 2018 and 2017 were $702,837 and $1,232,241, respectively. Non-cash compensation costs of $257,937 and $626,487  have been recognized for the vesting of options and warrants granted to officers, Board members, employees and consultants with an associated recognized tax benefit of $0 for the years ended June 30, 2018 and 2017, respectively.

Stock-Based Compensation —The Company records stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation and ASC 505 - 50 Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

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

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements - In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance.

On January 5, 2017 FASB issued Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business. This update amended the definition of a business, which is fundamental to the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. That distinction impacts how the acquisition is treated in the financial statements, for instance, whether deal costs are capitalized or expensed. The primary goal of ASU 2017-01 was to narrow that definition, which is generally expected to result in fewer transactions qualifying as business combinations. The Company is in the process of evaluating the impact of this new guidance.

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard to achieve a consistent application of revenue recognition within the U.S., resulting in a single revenue model to be applied by reporting companies under U.S. generally accepted accounting principles. Under the new model, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On July 9, 2015, the FASB agreed to delay the effective date by one year; accordingly, the new standard was effective for us beginning in the first quarter of 2018 and we had expected to adopt it at that time. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method, nor have we determined the impact of the new standard on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future financial statements.

 Reclassification— Certain balances reported in the financial statements as of June 30, 2017 have been reclassified to conform with the headings used as of June 30, 2018 and included breaking out $1,600,354 in advances for purchase of shares of Common Stock   from Notes Payable – Related Party to Advances for the Purchase of Common Stock. This reclassification is related to a private placement offering of 1,231,561 Units (see Note 10) for total proceeds to the Company of $1,601,029 that was completed on July 12, 2017, for which some funds were advanced prior to June 30, 2017. In addition, the Company also reclassified $626,487 of non-cash compensation expense from general and administrative expenses.

NOTE 2 — ACQUISITION OF ENOCHIAN BIOPHARMA

On January 12, 2018, the Company entered into an acquisition agreement to acquire Enochian Biopharma which ultimately closed on February 16, 2018. The purpose of the acquisition was to allow the Company to increase its footprint to include the HIV drug development market. As consideration for the acquisition, the stockholders of Enochian Biopharma received: (i) 18,081,962 shares of Common Stock valued at their fair value of $8.00 per share (“Acquisition Shares”); (ii) the right to receive on a one to one basis on share of Common Stock for each share of Common Stock issued in the future related to the exercise of any warrant or option outstanding at the agreement date (the “Contingent Consideration”); and (iii) approximately $297,000 in cash.

Total consideration is as follows:

Shares of Common Stock	$144,656,000
Contingent Consideration	21,516,000
Cash Consideration	297,000

Total Consideration	$166,469,000

The Acquisition Shares issued equal 50% of the outstanding common shares of the company, post issuance and were fair valued based on the last third-party private placement for cash which occurred at or around the acquisition date due to a lack of trading volume in our stock. The Contingent Consideration could result in a maximum future issuance of an additional 6,488,122 shares of Common Stock if all outstanding options and warrants are exercised. This contingent consideration liability is measured at fair value at inception and subsequently marked to fair value in future periods until the underlying options and warrants are completely exercised or expire. The Company valued the liability based off an option pricing model using the probability of conversion to determine the number of shares expected to be issued. The significant assumptions for this valuation were as follows:

	February 16, 2018	June 30, 2018
Stock Price	$8.00	$8.00
Exercise Prices	$1.30 -$2.00	$1.30 - $2.00
Term	1.8 – 4.3 years	1.55 – 4.05 years
Risk Free Rate	2.17% - 2.54%	2.43% - 2.54%

The contingent consideration

The transaction was accounted for in accordance with the provisions of ASC 805-10 - Business Combinations. As a result of the transaction, both the pre-acquisition shareholders of the Company and the seller of Enochian own 50% of the Company, respectively. The Company determined it was the accounting acquirer in the transaction as it retained the majority of the management and board positions. The Company retained a valuation specialist to advise management in the determination of the fair value of the various assets acquired and liabilities assumed. All fair value measurements of acquired assets are non-recurring in nature and classified as level 3 on the fair value hierarchy.

The following are the fair value of assets acquired and liabilities assumed as of the closing date of February 16, 2018:

Cash and cash equivalents	$2,000
Other current assets	3,000
IPR&D intangible asset	154,824,000
Other intangible assets (1)	11,640,000
Total Consideration	$166,469,000

The In-Process Research & Development (“IPR&D”) intangible asset was fair valued using a multi period excess earnings model and represents a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans.

Under ASC 805-10, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are not included as a component of consideration transferred but are accounted for as operating expenses in the periods in which the costs are incurred. Acquisition-related costs were $2,091,401  during the year ended June 30, 2018.

As of June 30, 2018, revenues of $0 and net loss of $471 from February 16, 2018 to June 30, 2018 of Enochian Biopharma has been included in the Consolidated Financial Statements.

The following unaudited pro forma condensed financial information presents the combined results of operations of Company and Enochian Biopharma as if the acquisition had occurred as of the beginning of each period presented. The unaudited pro forma condensed financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the beginning of the period presented and should not be taken as being representative of the future consolidated results of operations of the Company:

	12 Months ended June 30, 2018
	Historical				Pro forma
	Company		Enochian Biopharma		Adjustments		Combined

Net sales		$-		$-	$-		$-
Operating expenses		8,168,888		1,209,203	4,035,308	(a)
					(1,005,531)	(b)	12,407,868
Other (income) expense		1,094,222		(1,005,531)	1,005,531	(b)	1,094,222
Income Taxes Expense (Benefit)		(111,716)					(111,716)
Net (loss)		(9,151,394)		(203,672)	(4,035,308)	(a)	(13,390,374)
Net (loss) per common share, basic and diluted	$		$		$		$(0.42)
Shares Outstanding, Basic and Diluted							36,163,924

(a) Pro forma adjustments represent the full year amortization of intangible assets acquired in the acquisition of Enochian Biopharma.  These assets were amortized on a straight-line basis over their estimated useful lives.

(b) Eliminates intercompany transactions.

	12 Months ended June 30, 2017
	Historical				Pro forma
	Company		Enochian Biopharma		Adjustments		Combined

Net sales		$-		$-	$-		$-
Operating expenses		2,400,427		-	-	(a)	2,400,427
					-	(b)
Other (income) expense		192,720		-	-	(b)	192,720
Income Taxes Expense (Benefit)		(64,877)					(64,877)
Net (loss)		(2,528,270)		-	-	(a)	(2,528,270)
Net (loss) per common share, basic and diluted	$		$		$		$(0.17)
Shares Outstanding, Basic and Diluted							12,433,290

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2018 and 2017:

	Useful Life	June 30, 2018	June 30, 2017
Lab equipment and instruments	4-7	$202,197	$168,627
Furniture Fixtures and equipment	4-7	58,977	57,754
		261,174.26	226,381
Less Accumulated Depreciation		(233,772)	(226,381)
Net Property and Equipment		$27,402	$-

Depreciation expense amounted to $2,597 and $597 and $0 for years ended June 30, 2018 and 2017, respectively.

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

At June 30, 2018 and 2017, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $152,095,459 and $124,393, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the year ended June 30, 2018 and 2017 was $3,039,509 and $19,781, respectively. At June 30, 2018 and 2017, definite-life intangible assets consisted of the following:

	Useful Life	June 30, 2018	Acquisition		Effect of Currency Translation	June 30, 2017
Patents	20 Years	$310,968	$		$6,448	$304,520
License Agreement	20 Years	154,824,000		154,824,000	-	-
Goodwill		11,640,000		11,640,000

Total		166,478,148		166,464,000	6,448	304,520
Less Accumulated Amortization		(3,039,509)		(2,841,975)	(17,407)	(180,127)
Net Definite-Life Intangible Assets		$163,735,459		$163,622,025	(10,959)	$124,393

During February 2018, the Company acquired a License Agreement (as licensee) to the HIV therapy being developed as ENO-1001 which consists of a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans.

Expected future amortization expense for the years ended are as follows:

Year Ended June 30,
2019	$7,758,607
2020	7,758,607
2021	7,758,607
2022	7,758,607
2023	7,758,607
Thereafter	113,302,424
$152,095,459

Impairment – Following the fourth quarter of each year, management performs its annual test of impairment of intangible assets assessing the qualitative factors and determines if it is more than likely than not that the fair value of the asset is greater than or equal to the carrying value of the asset.

NOTE 5 — NOTE RECEIVABLE

On July 14, 2017, the Registrant agreed to loan to Enochian Biopharma up to $500,000 in exchange for a promissory note receivable executed by the Registrant (the “Enochian Biopharma Note”). The Enochian Biopharma Note had an outstanding balance of $457,813 which included accrued interest. This amount was forgiven upon the completion of the Acquisition on February 16, 2018. The Company recorded the forgiveness of this promissory note receivable as general and administrative expense as it paid for acquisition related expense.

NOTE 6 — NOTES PAYABLE – RELATED PARTY

Notes payable to related parties consisted of the following as of June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Non-Interest Bearing Loan Payable Sunrise Financial Group Inc.	$—	$38,235
6% Promissory Note payable to NLBDIT 2010 Enterprises, LLC	—	49,581
Advances to purchase common shares in connection with private placement	—	1,600,355
Total Notes Payable – Related Party	—	1,688,171
Less Current Maturities	—	(1,688,171)
Note Payables – Related Party Long Term	$—	$—

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — NOTES PAYABLE – RELATED PARTY (continued)

As of June 30, 2018, and 2017, respectively, the outstanding balances of the loan payable to Sunrise Financial Group Inc. was $0, and $38,235, respectively for professional fees paid and amounts advanced to the Registrant. The $38,235 notes payable was acquired in the reverse acquisition. The amounts were unsecured, non-interest bearing and had no stipulated repayment terms. The loan payable was forgiven on March 19, 2018.

A 6% promissory note payable to NLBDIT 2010 Enterprises, LLC, an entity controlled by a shareholder of the Company, was acquired by the Company in the reverse acquisition, payable on February 12, 2014 upon the completion date of the Share Exchange.  As of June 30, 2018 and 2017, respectively, the outstanding balance on the note, including accrued interest, was $0 and $49,581, respectively. For the years ended June 30, 2018 and June 30, 2017, the Company recorded related party interest on the note of $1,686 and $2,348, respectively. The note was forgiven on March 19, 2018.

The Company has recorded $1,600,355 in advances – related party for funds received as of June 30, 2017 in connections with the July 12, 2017 private placement. On July 12, 2017, the advances were converted into units at $1.30 per unit. The units consist of 1,231,043 common shares and warrants to purchase 2,462,086 common shares at $1.30 per share, expiring July 12, 2022.

NOTE 7 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY

Convertible Notes payable to related parties consist of the following as of June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Non-Interest Bearing Notes Payable Paseco ApS	$-	$120,300
Non-Interest Bearing Notes Payable Equine Invest APS/Po-Ma Aps	-	240,000
Non-Interest Bearing Notes Payable TBC A/S	-	52,770
Less Discount	-	(11,997)
Total Convertible Notes Payable – Related Party	-	$401,673
Less Current Maturities	-	(401,673)
Net Convertible Note Payables – Related Party Long Term	$-	-

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued)

On July 1, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with an entity controlled by a shareholder of the Registrant (the “July 1 Note”). The July 1 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share. The July 1 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share. As the Common Stock was trading at $2.50 on July 1, 2016, the Registrant bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $15,038. As the July 1 Note was non-interest bearing, the Registrant imputed the interest at 3% and further recorded a discount of $2,639. The interest was amortized to expense using the effective interest method through the December 31, 2017 maturity. For the years ended June 30, 2018 and June 30 2017, interest expense of $3,697 and $11,045, respectively, was recorded for the amortization of the discount. The July 1 Note was converted into 37,594 shares of Common Stock on February 16, 2018 at a conversion price of $1.60 per share. We accounted for the change as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

On July 19, 2016, the Company entered into a non-interest bearing convertible note for $60,150, with an entity controlled by a shareholder of the Registrant (the “July 19 Note”). The July 19 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share. The July 19 Note was amended on October 31, 2017, whereby was convertible into shares of Common Stock at $1.60 per share. As the July 19 Note was non-interest bearing, the Registrant imputed the interest at 3% and further recorded a discount of $2,555. The interest was amortized to expense using the effective interest method through the maturity date. For the years ended June 30, 2018 and June 30, 2017, interest expense of $3,697 and $1,216, respectively, was recorded for the amortization of the discount. The July 19 Note was converted into 37,594 shares of Common Stock on February 16, 2018 at a conversion price of $1.60 per share. We accounted for the change as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

On August 24, 2016, the Company entered into a non-interest bearing convertible note for $90,225 with a shareholder of the Registrant (the “August 24 Note”). The August 24 Note was later acquired by an entity controlled by a then board member and shareholder of the Registrant. The August 24 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share. The August 24 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share. As the Common Stock was trading at $2.05 on August 24, 2016, the Registrant bifurcated the intrinsic value of the beneficial conversion feature and recorded a discount of $2,256. As the August 24 Note was non-interest bearing, the Registrant imputed the interest at 3% and further recorded a discount of $3,577. Interest was amortized to expense using the effective interest method through maturity. For twelve months ended June 30, 2018 and June 30, 2017, interest expense of $1,610 and $2,539, respectively, was recorded for the amortization of the discount. The August 24 Note was converted to 56,390 shares of Common Stock on November 29, 2017 at a conversion price of $1.60 per share. We accounted for the change as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — CONVERTIBLE NOTES PAYABLE – RELATED PARTY (continued)

On September 21, 2016 the Company entered into a non-interest bearing convertible note for $150,375 with a shareholder of the Company (the “September 21 Note”). The September 21 Note was later acquired by an entity controlled by a then board member and shareholder of the Registrant. The September 21 Note had a maturity date of December 31, 2017 and was originally convertible into shares of Common Stock at $2.00 per share. The September 21 Note was amended on October 31, 2017, whereby it was convertible into shares of Common Stock at $1.60 per share. As the September 21 Note was non-interest bearing, the Registrant imputed the interest at 3% and further recorded a discount of $5,630. Interest was amortized to expense using the effective interest method through maturity. For the years ended June 30, 2018 and June 30, 2017, interest expense of $1,202 and $2,244, respectively, was recorded for the amortization of the discount. The September 21 Note was converted to 93,984 shares of Common Stock on November 29, 2017 at a conversion price of $1.60 per share. We accounted for the change as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

On March 9, 2017, the Registrant entered into a non-interest-bearing convertible note for $52,770 with an entity controlled by shareholder and former board member of the Registrant (the “March 9 Note” and together with the September 21 Note, August 24 Note, July 19 Note and the July 1 Note, the “2016/2017 Notes”). The March 9 Note was originally convertible into shares of Common Stock at $2.00 per share, and had an original maturity date of June 30, 2017. The March 9 Note was amended on October 31, 2017, whereby was convertible into shares of Common Stock at $1.60 per share with a maturity date of December 31, 2017. As the March 9 Note was non-interest bearing, the Registrant imputed the interest at 3% and further recorded a discount of $486. The interest was amortized to expense using the effective interest method through November 29, 2017, when the March 9 Note was converted to 32,982 shares of Common Stock at a conversion price of $1.60 per share. We accounted for the change as a modification of the original instrument according to ASC 470-50 Modifications and Extinguishments.

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

On November 13, 2017, the Registrant entered into a Lease Agreement for a term of five years and two months from November 1, 2017 with Plaza Medical Office Building, LLC, pursuant to which the Registrant agreed to lease approximately 2,325 rentable square feet (the “Plaza Lease”). The base rent for the Plaza Lease increases by 3% each year, and ranges from approximately $8,719 per month for the first year to $10,107 per month for the two months of the sixth year. The equalized monthly lease payment for the term of the lease is $8,124. The Registrant has been entitled to $70,800 in tenant improvement allowance in the form of free rent applied over 10 months in equal installments from January 2018.

On March 21, 2018, the Registrant, as sublessor, entered into a Sub Lease Agreement for a term of five years commencing on April 2, 2018, with Rodeo Realty, Inc. (“Rodeo”) as sublessee, pursuant to which Rodeo agreed to lease from the Registrant the space leased by the Registrant in the Plaza Lease under the same terms and conditions as the Plaza Lease. This lease was terminated on July 18, 2018.

On June 19, 2018, the Registrant entered into a Lease Agreement for a term of ten years from September 1, 2018 with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet (the “Century Lease”). The base rent increases by 3% each year, and ranges from $12,265 per month for the first year to $16,003 per month for the tenth year. The Company is entitled to $108,168 in contributions toward tenant improvements.

For the years ended June 30, 2018 and 2017, the lease expenses charged to general and administrative expenses amounted to $15,685 and $16,914 , respectively.

Below are the lease commitments for the next 10 years:

Year	Lease Expense
2019	259,359
2020	267,140
2021	275,154
2022	283,408
2023	291,911
2024	175,741
2025	$181,013
2026	186,443
2027	192,037
2028	197,798
Total	$2,310,005

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

As of June 30, 2018 and 2017, the Company had net operating loss carryforwards of approximately $11,474,000 and $11,465,400, respectively, giving rise to deferred tax assets of $2,701,189 and $2,522,287, respectively for Danish tax purposes which do not expire.

As of June 30, 2018 and 2017, the Company had net operating loss carryforwards of approximately $5,110,796 and $1,254,003, respectively, giving rise to deferred tax assets of $426,361 and $426,361, respectively for United States tax purposes which expire in 2036.

The Company files Danish and U.S. income tax returns, and they are generally no longer subject to tax examinations for years prior to 2008 for their Danish tax returns and 2012 for their U.S. tax returns.

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — INCOME TAXES (continued)

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at June 30, 2018 and 2017:

	June 30,
	2018	2017
Excess of Tax over book depreciation Fixed assets	$(19,065)	$6,753
Excess of Tax over book depreciation Patents	3,879	4,975
Net Operating Loss Carryforward	5,110,796	2,948,648
Valuation Allowance	(5,095,609)	(2,960,376)
Total Deferred Tax Asset (Liabilities)	$—	$—

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the year ended June 30, 2018 and the year ended June 30, 2017:

	June 30,
	2018	2017
Computed Tax at Expected Statutory Rate	$(1,728,018)	$(750,620)
Non-US Income Taxed at Different Rates	(10,863)	47,252
Non-Deductible expenses / other items	218,055	244,725
Valuation allowance	1,409,109	393,766
Income Tax Expense	$(111,716)	$(64,877)

The components of income tax expense (benefit) from continuing operations for the year ended June 30, 2018 and the year ended June 30, 2017 consisted of the following:

	June 30,
Current Tax Expense	2018	2017
Danish Income Tax (Benefit)	$(111,716)	$(64,877)
Total Current Tax Expense (Benefit)	$(111,716)	$(64,877)

Deferred Income Tax Expense (Benefit)
Excess of Tax over Book Depreciation Fixed Assets	132,985	907
Excess of Tax over Book Depreciation Patents	3,017	(4,105)
Net Operating Loss Carryforwards	1,138,005	(390,568)
Change in the Valuation allowance	(1,155,007)	393,766
Total Deferred Tax Expense	$—	$—

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STOCKHOLDERS’ EQUITY

Common Stock — The Registrant has 100,000,000 authorized shares of Common Stock, par value $0.0001.  As of June 30, 2018 and 2017 there were 36,163,924 and 12,433,290 shares of Common Stock issued and outstanding, respectively.

Voting-  Holders of Common Stock are entitled to one vote per share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

Dividends- Holders of Common Stock are entitled to receive ratably such dividends as our Board from time to time may declare out of funds legally available.

Liquidation Rights- In the event of any liquidation, dissolution or winding-up of affairs of the Company, after payment of all of our debts and liabilities, the holders of Common Stock will be entitled to share ratably in the distribution of any of our remaining assets.

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STOCKHOLDERS’ EQUITY (continued)

 Common Stock Issuances - Pursuant to a private placement the Registrant[1] sold 2,700,000 units, consisting of 2,700,000 shares of Common Stock and warrants to purchase 5,400,000 shares of Common Stock for $3,510,000 or $1.30 per unit. The warrants are exercisable at $1.30 per share expiring through May 15, 2022. The Company effected the issuances of the shares of Common Stock from April 21, 2017 to May 15, 2017.

On June 9, 2017, the Company issued 200,000 shares of Common Stock valued at $240,000 in connection with a consulting agreement at $1.20 per share.

On July 12, 2017, the Registrant completed a private placement of 1,231,561 units, consisting of 1,231,561 shares of Common Stock and warrants to purchase 2,463,122 shares of Common Stock for $1,601,029 or $1.30 per Unit.

On August 30, 2017, the Registrant issued 62,687 shares of Common Stock to the CEO and recorded non-cash compensation expense of $112,837 with a cost basis of $1.80 per share.

On November 29, 2017, the Registrant issued 183,356 shares of Common Stock at a conversion price of $1.60 per share for the conversion of convertible promissory notes totaling $293,370.

On February 13, 2018, the Registrant issued 18,750 shares of Common Stock with a cost basis of $5.60 per share or $105,000 and a warrant to purchase 25,000 shares of Common stock, at a strike price of $8.00 per share, with a 3 year term for non-cash consulting compensation.

On February 16, 2018, the Registrant issued 75,188 shares of Common Stock at a conversion price of $1.60 per share for the conversion of convertible promissory notes totaling $120,300.

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

On February 16, 2018, the Registrant issued 18,081,962 shares of Common Stock valued at the price of $8.00 pursuant to the Acquisition Agreement.

Acquisition of Enochian Biopharma / Contingently issuable shares -   On February 16, 2018, the Acquisition was completed when the Acquisition Sub merged with and into Enochian Biopharma, with Enochian Biopharma as the surviving corporation. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive Contingent Shares of Common Stock pro rata upon the exercise or conversion of warrants which were outstanding at closing. As of June 30, 2018, 6,488,122 Contingent Shares are issuable in connection with the Acquisition of Enochian Biopharma.

Recognition of Options

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Enochian Biosciences Inc.
Expected term (in years)	3-10
Volatility	60.8-103.5%
Risk free interest rate	2.44-2.88%
Dividend yield	0%

The Company recognized stock-based compensation expense related to the options of $217,837 and $626,487 for the years ended June 30, 2018 and 2017, respectively. At June 30, 2018, the Company had approximately $0 of unrecognized compensation cost related to non-vested options.

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — STOCKHOLDERS’ EQUITY (continued)

Stock Grants -On September 15, 2016, the Board granted the right to acquire 300,000 shares of Common Stock at a strike price of $2.00 per share in what the Board originally described as “options” (the “Grants”) to each of Eric Leire, APE Invest A/S for Aldo Petersen and N.E. Nielson in consideration of their service to the Registrant. These Grants vested immediately and expire December 31, 2019. In October of 2017, the Registrant issued warrants to APE Invest A/S and N.E. Nielsen, and in January 2018, the Registrant issued a warrant to Eric Leire (each a “Grant Warrant” collectively the “Grant Warrants”) to evidence the Grants for an aggregate of 900,000 Grant Warrants.

Grant Warrants/ Plan Options

On February 6, 2014, the Board adopted the Registrant’s 2014 Equity Incentive Plan (the “Plan”), and the Registrant has reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the Plan. To date the Registrant has granted options under the Plan (“Plan Options”) to purchase 40,620shares of Common Stock

A summary of the status of the Plan Options and Grant Warrants outstanding at June 30, 2018 is presented below:

		Options Outstanding			Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	8.00	40,620	9.7	8.00	-	-
	$2.00	650,000	1.5	$2.00	650,000	$2.00
Total	-	690,620	2.0	$2.00	650,000	$2.00

A summary of the status of the Plan Options and the Grant Warrants for the year ended June 30, 2018, and changes during the period are presented below:

	June 30, 2018
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	900,000	$2.00	1.5	$-
Granted	40,620	8.00	9.75	-
Exercised	(250,000)	2.00	1.5-	800,000
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	691,507	$2.36	1.46	$2,275,000
Vested and expected to vest	690,620	$2.36	1.46	$2,275,000
Exercisable end of period	650,000	$2.00	1.5	$2,275,000

At June 30, 2018, all Grant Warrants are exercisable and no Plan options are exercisable. The total intrinsic value of options at June 30, 2018 was $0. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2018 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the status of shares of Common Stock which can be purchased underlying the warrants outstanding at June 30, 2018 is presented below:

	Equivalent Shares Underlying Warrants Outstanding			Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	5,813,122	4.0	$1.69	5,813,122	$1.69
$8.00	25,000	3.5	$64.00	25,000	$64.00

Total	5,838,122	3.89	$1.96	5,838,122	$1.96

At June 30, 2018, the Company had 0 non-vested warrants. The Company recorded non-cash compensation expense of $0 and $115,754 for the years ended June 30, 2018 and 2017 related to the 100,000 warrants issued for consulting services on April 21, 2017.

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

Acquisition of DanDrit Denmark - At June 30, 2018 and 2017, the Registrant maintained a reserve of 129,596 and 185,053 Escrow Shares, respectively, all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the 86,490 and 123,464 shares held by non-consenting shareholders of DanDrit Denmark at June 30, 2018 and 2017, respectively, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. During the year ended June 30, 2018, the Registrant issued 55,457 shares of Common Stock to such non-consenting shareholders of DanDrit Denmark.

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Consulting Agreements – On February 16, 2018, the Registrant entered into a consulting agreement with Weird Science under which Weird Science was to provide ongoing medical services related to the development of the Company’s products for the treatment of HIV and cancer. In consideration for such consulting services, the Company was to pay up to $30,000 per month for the consulting services. On July 9, 2018, the consulting agreement was terminated (See Note 13).

On February 16, 2018, the Registrant entered into a consulting agreement with Carl Sandler, a board member and shareholder of the Registrant (through his holdings in Weird Science) for services related to clinical development and new business opportunities. In consideration for services actually rendered, the Registrant paid $10,000 per month for 6 months. For the year ended June 30, 2018, Carl Sandler was paid $45,000 for consulting services. The agreement with Mr. Sandler terminated pursuant to its terms on August 16, 2018. This amount is included in “Consulting Expenses” in our Condensed Consolidated Statement of Operations.

Pre-Clinical Trial Loan – On July 14, 2017, the Registrant agreed to loan to Enochian Biopharma up to $500,000 in exchange for the Enochian Biopharma Note to fund pre-clinical study programs, including a study with syngeneic and humanized mice models. The Enochian Biopharma Note was assumed and forgiven upon the completion of the Acquisition on February 16, 2018, and the Company is continuing Enochian Biopharma’s pre-clinical study programs as research and development expenses of the Company (see Note 1, Research and Development Expenses).

Shares held for non-consenting shareholders – In connection with the Share Exchange certain shareholders of DanDrit Denmark had not been identified or did not consent to the exchange of shares. In accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, the Non-Consenting Shareholders that did not exchange the DanDrit Denmark equity interests owned by such Non-Consenting Shareholders for shares of the Company, will be entitled to receive up to 185,053 shares of Common Stock of the Company that each such Non-Consenting Shareholder would have been entitled to receive if such shareholder had consented to the Share Exchange. During the year ended June 30, 2018, the Registrant issued 55,457 shares of Common Stock to such non-consenting shareholders of DanDrit Denmark. The 129,596 remaining shares have been reflected as issued and outstanding in the accompanying financial statements.

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

Employment Agreements - The Company has an employment agreement with Eric Leire, the Chief Executive Officer with a base compensation of $313,775. The Company has an employment agreement with Robert Wolfe, the Chief Financial officer with a base compensation of $240,000. The Company maintains employment agreements with other staff in the ordinary course of business.

Contingencies - The Company is from time to time involved in routine legal and administrative proceedings and claims of various types.  While any proceedings or claim contains an element of uncertainty, management does not expect a material impact on our results of operations or financial position.

ENOCHIAN BIOSCIENCES INC. (FORMERLY DANDRIT BIOTECH USA INC.) AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — RELATED PARTY TRANSACTIONS

During the year ended June 30, 2018 and 2017, the DLA Piper Law Firm, previously the Lett Law Firm a law firm partially owned by the Registrant’s former Chairman of the Board provided legal services to the Company and recorded legal expense of $0 and $268,620, respectively. At June 30, 2018 and June 30, 2017, the Company had an escrow account of $0 and $214,876 and $0 and with DLA Piper Law Firm.

Between July 1, 2016 and March 9, 2017, the Registrant entered into the 2016/2017 Notes with shareholders of the Registrant, one of whom is a former director of the Registrant (see Note 7). On October 31, 2017, the Registrant executed amendments to the 2016/2017 Notes and issued replacement notes to the current holders of such notes. The 2016/2017 Notes, as amended, were convertible into shares of Common Stock at $1.60 per share. The holders of the 2016/2017 Notes have converted such notes into 258,544 shares of Common Stock (See Note 7).

On July 1, 2016, the Registrant entered into a consulting agreement with APE Invest AS (an entity owned by a former director of the Registrant) for consultancy. The agreement called for a monthly payment of $20,000 with a $100,000 retainer payment due November 1, 2016. The agreement was terminated on June 9, 2017.

On September 15, 2016, the Registrant recorded $626,487 in stock-based compensation for the grant of 900,000 Grant Warrants to employees, officers, and certain directors of the Registrant, which shall be fully vested upon grant, to purchase shares of Common Stock at $2.00 per share and expire December 31, 2019. The Grant Warrants contain certain anti-dilution provisions applicable in the discretion of the Company.

On December 29, 2017, the Registrant entered into a consulting agreement with RS Group ApS, a company owned and controlled by 2 directors, for consulting services from October 1, 2017 through March 31, 2018. In consideration for the consulting services in connection with the negotiation and structuring of the acquisition of Enochian Biopharma, the Registrant paid RS Group ApS $367,222.

On February 16, 2018 the Registrant entered into a consulting agreement with Carl Sandler, who subsequently became a board member and shareholder of the Registrant (through his holdings in Weird Science) for services related to clinical development and new business opportunities. In consideration for services actually rendered, the Registrant paid $10,000 per month for 6 months. For the year ended June 30, 2018, Carl Sandler was paid $45,000 for consulting services. The agreement with Mr. Sandler terminated pursuant to its terms on August 16, 2018. This amount is included in “Consulting Expenses” in our Consolidated Statement of Operations.

On February 16, 2018, the Registrant entered into a consulting agreement with Weird Science, a significant shareholder of the Registrant, under which Weird Science was to provide ongoing medical services related to the development of the Company’s products for the treatment of HIV and cancer. In consideration for such consulting services, the Company was to pay up to $30,000 per month for the consulting services. On July 9, 2018, the consulting agreement was terminated (See Note 13).

NOTE 13 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. The following material subsequent events occurred.

 On July 5, 2018, the Registrant terminated the services of its independent registered public accounting firm, Gregory & Associates, LLC (“Gregory”) and retained the services of Sadler, Gibb & Associates, L.L.C. (“Sadler”) as its independent registered public accounting firm.

On July 9, 2018, the Company and Weird Science, a significant shareholder of the Registrant, terminated the consulting agreement dated February 16, 2018.

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and autologous and allogenic cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Allogenic Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases). G-Tech is entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. G-Tech is controlled by certain members of Weird Science.

On July 18, 2018 the Company appointed David Hardy, MD to its Scientific Advisory Board (SAB). In connection with his appointment to the SAB, Dr. Hardy will be paid $30,000 per year and shall receive options valued at $30,000 under the Company’s Equity Incentive Plan, vesting yearly over three years.

On July 18, 2018 the Company and Rodeo Realty, Inc. terminated that certain sub-lease agreement of March 21, 2018.

On September 19, 2018 the Company increased the compensation of the Board’s independent directors to $60,000 per year, along with an increase of the annual compensation to the Chair of the Audit Committee to $15,000 per year and the addition of cash retainers in the amount of $7,500, $5,000 and $4,000 to the members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, respectively. In addition the Company granted additional options to the independent directors to increase their non-cash compensation to $75,000 per annum. All newly granted options will have exercise prices as of the market price of the Company’s common stock on the date of grant.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Annual Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the SEC Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation.  As of June 30, 2018, the Management concluded that internal controls over financial reporting as of June 30, 2018 were not effective, based on COSO’s framework.

This Annual Report does not include attestation reports of the Company’s registered public accounting firms regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

During the year ended June 30, 2018, we instituted the changes in our management and board related to our internal control over financial reporting:

●	on July 11, 2017, the Board appointed Robert Wolfe as the Chief Financial Officer;
●	on February 28, 2018, the Board increased its size from two to four directors and appointed two additional directors, one of whom who is considered independent under the listing standards of the Nasdaq Capital Market;
●	on March 6, 2018, the Board increased its size from four to six directors and appointed two additional directors, each of whom is considered independent under the listing standards of the Nasdaq Capital Market; and
●	on March 22, 2018, the Board established an Audit Committee comprised solely of the independent directors and chaired by an audit committee financial expert in compliance with the listing standards of the Nasdaq Capital Market.

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Directors and Executive Officers”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics”, “Corporate Governance” and as otherwise set forth in the Company’s 2018 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions and Director Independence

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14. Principal Accounting Fees and Services

This information will be contained in our definitive proxy statement for our 2018 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among the Company, DanDrit Acquisition Sub, Inc., Enochian Biopharma and Weird Science dated January 12, 2018 (1)

3.1	Certificate of Incorporation (2)

3.2	Bylaws (3)

3.3	Articles of Association of DanDrit Denmark, as amended, dated February 26, 2004 (4)

3.4	Agreement and Plan of Share Exchange, dated February 12, 2014 (4)

4.1	Form of Common Stock Certificate (5)

10.1	Intellectual Property Assignment by and between DanDrit Denmark and Alexei Kirkin dated June 5, 2002 (4)

10.2	Collaboration Agreement by and between DanDrit Denmark and National Cancer Centre of Singapore Pte Ltd. dated November 11, 2008 (4)

10.3	Master Services Agreement by and between DanDrit Denmark and Aptiv Solutions (UK) Ltd dated October 11, 2011 (4)

10.4	Employment Agreement by and between DanDrit Denmark and Dr. Eric Leire dated February 5, 2012, re-instated as of June 1, 2017 (4)+

10.5	Lease Agreement by and between Symbion A/S and DanDrit Denmark dated July 8, 2013 (4)

10.6	2014 Equity Incentive Plan (4)

10.7	CFO Service Agreement by and between DanDrit Denmark and Mr. Robert Wolfe effective July 11, 2017 (6)

10.8	Promissory Note dated July 14, 2017 (6)

10.9	Form of Subscription Agreement (7)

Exhibit No.	Description
10.10	Form of Warrant (7)

10.11	Lease Agreement by and between the Company and Plaza Medical Office Building, LLC dated November 13, 2017 (8)

10.12	Form of License Agreement (1)

10.13	Form of Investor Rights Agreement (1)

10.14	Form of Standstill and Lock-Up Agreement (1)

10.15	Form of Grant Warrant (9)

10.16	RS Consulting Agreement (9)

10.17	Form of Convertible Note Amendment (9)

10.18	Amendment No. 1 to CFO Service Agreement (9)

10.19	Form of Convertible Note Amendment (9)

10.20	Consulting Agreement by and between the Company and Weird Science dated February 16, 2018 (2)

10.21	Consulting Agreement by and between the Company and Carl Sandler dated February 16, 2018 (2)

10.22	Sublease Agreement between the Registrant and Rodeo Realty, Inc. dated March 21, 2018 (2)

10.23	Form of U.S. Subscription Agreement (10)

10.24	Form of Non-U.S. Subscription Agreement (10)

10.25	General Office Lease by and between the Registrant and Century City Medical Plaza Land Co., Inc. dated June 19, 2018 (11)

14.1	Code of Ethics (12)

21 *	Subsidiary

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

+	Agreement with management.
*	Filed herewith.
**	Furnished herewith.
(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2018 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 12, 2011 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on February 14, 2014.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 16, 2014, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 20, 2017 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 1, 2017 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2017 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2018 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on February 23, 2018 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2018 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on July 17, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 1, 2018	DANDRIT BIOTECH USA, INC.

	By:	/s/ Eric Leire
Eric Leire
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert Wolfe
Robert Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Eric Leire	Chief Executive Officer	October 1, 2018
Dr. Eric Leire	(Principal Executive Officer)

/s/ Robert Wolfe	Chief Financial Officer	October 1, 2018
Robert Wolfe	(Principal Financial and Accounting Officer)

/s/ René Sindlev	Director and Chairman of the Board	October 1, 2018
René Sindlev

/s/ Henrik Grønfeldt-Sørensen	Director	October 1, 2018
Henrik Grønfeldt-Sørensen

/s/ Carl Sandler	Director	October 1, 2018
Carl Sandler
/s/ Dr. Mark Dybul	Director	October 1, 2018
Dr. Mark Dybul

/s/ Evelyn D’An	Director	October 1, 2018
Ms. Evelyn D’An

/s/ Mr. James Sapirstein	Director	October 1, 2018
Mr. James Sapirstein

