Form 10-K/A
period 2018-06-30
Enochian Biosciences Inc
filed 2018-10-29
CIK 1527728

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

☒ ANNUAL report under section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended June 30, 2018

☐ TRANSITION report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from __ to __

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

As of October 26, 2018, the number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 36,173,924.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1

EXPLANATORY NOTE

Enochian BioSciences, Inc. (the “Registrant,” and together with its wholly owned subsidiaries, Enochian Biopharma, Inc., a Delaware corporation (“Enochian Biopharma”) and DanDrit Biotech ApS, a Danish limited company (“DanDrit Denmark”), the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on October 1, 2018 solely to include the information required in Part III (Items 10 through 14) of Form 10-K. In addition, we are amending Item 15 of Part IV, solely to include new certifications by our Chief Executive Officer and Chief Financial Officer as Exhibits 31.3 and 31.4 hereto, as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

Except as specifically described above, no other changes have been made to the Original Filing. In order to preserve the nature and character of the disclosures in the Original Filing, except as specifically discussed in this Amendment, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s subsequent filings with the SEC. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Filing, and such forward-looking statements should be read in their historical context.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors

The following table identifies our current directors, their ages, their respective offices and positions, and their respective dates of election or appointment, in each case as of October 26, 2018.

Name	Age	Position	Officer/Director Since

Mr. Renè Sindlev	56	Chairman of the Board	June 2017

Ms. Evelyn D’An	56	Director	March 2018

Dr. Mark Dybul	55	Director	February 2018

Mr. James Sapirstein	57	Director	March 2018

Mr. Carl Sandler	46	Director	February 2018

Mr. Henrik Gronfeldt - Sorensen	46	Director	February 2018

Our current directors will serve until the next annual meeting of stockholders or until their successors are elected or appointed and qualified.

Background

The following is a description of the business experience, qualifications, skills and educational background of each of our directors, including each director’s relevant business experience:

Mr. Renè Sindlev. Mr. Sindlev has been successfully self employed since 1985 from an age of 23. He has been an investor and entrepreneur since 1997 through his investment holding company, RS Group ApS. Since 2012, his holding companies have included RS Group ApS, RS Arving ApS, RS Family ApS and RS Newton ApS. In January of 2014, Mr. Sindlev established Dr. Smood ApS in Denmark, and Dr. Smood Group, Inc. in the United States, a chain of natural health-conscious restaurants, and since January of 2014 he has served as its chairman. Mr. Sindlev has previously founded, owned and sold more than 28 companies in the Jewelry, Aviation, Charter and Real Estate Business, such as World og Watches A/S, Pandora A/S, RS Aviation ApS, Gråbrødrestræde ApS among others. In 2002 Mr. Sindlev co-founded Pandora Jewelry America ApS, and served as President, board member and advisor to the board until its IPO on Nasdaq Copenhagen in 2010. We believe Mr. Sindlev’s experience as an entrepreneur in successfully building start-up companies from the ground up qualifies him to serve as a director.

Dr. Mark Dybul. Dr. Dybul has served as a Professor in the Department of Medicine at Georgetown University Medical Center, and the Faculty Co-Director of the Center for Global Health and Quality since June of 2017. Dr. Dybul has worked on HIV and public health for nearly 30 years as a clinician, scientist, teacher, and administrator, most recently as the Executive Director of the Global Fund to Fight AIDS, Tuberculosis and Malaria from 2013 through May of 2017, and as the co-director of the Global Health Law Program at the O’Neill Institute for National and Global Health Law from 2009 through 2012. Dr. Dybul was one of the founding architects in the formation of the U.S. President’s Emergency Plan for AIDS Relief, better known as PEPFAR. After serving as Chief Medical officer, Assistant, Deputy and Acting Director, he was appointed as its leader in 2006, becoming U.S. Global AIDS Coordinator, with the rank of Ambassador at the level of an Assistant Secretary of State. He served until early 2009. Earlier in his career, after graduating from Georgetown Medical School in Washington D.C., Dr. Dybul joined the National Institute of Allergy and Infectious Diseases, as a research fellow under director Dr. Anthony Fauci, where he conducted basic and clinical studies on HIV virology, immunology and treatment optimization, including the first randomized, controlled trial with combination antiretroviral therapy in Africa. Dr. Dybul has written extensively in scientific and policy literature, and has received several Honorary Degrees and awards, including a Doctor of Science, Honoris Causa, from Georgetown University. We believe Dr. Dybul’s extensive high-level clinical and institutional experience in the field of HIV/AIDS qualifies him to serve as a director.

Ms. Evelyn D’An. Ms. D’An is an experienced independent director and experienced chair of audit, compensation and nominating/governance committees with various public companies. She has also worked as a CFO, as a former Big 4 Audit Partner and has been a Hispanic business leader in the community for many years. MS. D’An spent 18 years with Ernst & Young where she served clients in retail, consumer products, technology, financial services, media and other sectors. As President of D’An Financial Services, she has continued to provide a variety of financial and operational leadership support to her clients since 2004. Ms. D’An has a diverse background which offers a valuable combination of private equity ownership experience, along with public company corporate governance and reporting. Throughout her career, she has taken on financial and operational leadership roles, including Senior Vice President of Finance and Accounting for Brightstar Corporation, a $5B global distributor and service provider for the wireless industry. Ms. D’An also led and participated in several successful initial public offerings, debt restructuring, multiple mergers and acquisitions and transformation of a best in class accounting and financial reporting infrastructure. Ms. D’An has been serving on corporate boards since 2005. Since 2016, she has also served on the board of Summer Infant, a NASDAQ manufacturer of infant and juvenile products, with distribution into major retailers such as Target, Walmart and Amazon. She graduated with a Masters of Accounting from Florida International University and a Bachelor of Science from the State University of Albany. We believe Ms. D’An’s significant corporate governance, financial and accounting expertise qualifies her to serve as a director.

Mr. James Sapirstein. Mr. Sapirstein joined the Board of Directors of the Registrant having served over thirty years in the pharmaceutical industry. He has been part of almost two dozen product launches and specifically either led or been a key member of several HIV product launches into a new class of therapeutics at that time. Most recently from March 18, 2014 until October 3, 2018, he served as the CEO of ContraVir Pharmaceuticals, Inc., which is a company specializing in the Hepatitis B space. After beginning his career in 1984 with Eli Lilly, he accepted a position at Hoffmann-LaRoche in 1987, where he served for almost a decade as part of its commercial teams in the US and abroad. He held a number of positions at Hoffmann-LaRoche, before moving to Bristol Myers Squibb in 1996 the Director of International Marketing in the Infectious Disease group. While at BMS, he worked on several important HIV/AIDS projects including Secure the Future. Mr. Sapirstein started his career in smaller biotech companies when he later joined Gilead Sciences, Inc. (GILD) in order to lead the Global Marketing team in its launch of Viread (tenofovir) In 2002, he accepted the position of Executive Vice President Metabolic and Endocrinology for Serono Laboratories before becoming the founding CEO of Tobira Therapeutics in 2006. In 2012, after several years in the infectious diseases space, Mr. Sapirstein became the CEO of Alliqua Therapeutics at Alliqua, Inc., prior to joining Contravir. Mr. Sapirstein holds board positions with RespireRx Pharmaceuticals (RSPI) and Leading Biosciences. He is also the Chairman of BioNJ and a Board Director for BIO, where he sits on both the Health Section Governing and Emerging Companies Section Governing Boards. Mr. Sapirstein received his MBA from Fairleigh Dickinson University and B.Pharm. from Rutgers University. We believe Mr. Sapirstein’s extensive experience as a biotechnology executive and as a board member in biopharma industry and industry associations qualifies him to serve as a director.

Mr. Carl Sandler. Mr. Sandler is a serial tech and healthcare CEO who has built numerous consumer-facing technology and healthcare brands. He was the CEO of Enochian BioPharma, Inc. prior to its acquisition by the Registrant and has been the Manager of Weird Science, LLC since March of 2017. Mr. Sandler is a widely respected thought leader, journalist and speaker on issues related to public health, HIV / AIDS, sex and sexuality. He has spoken extensively at AIDS / HIV conferences worldwide about innovative uses of technology in public health. In addition to his journalism and speaking engagements and prior to his position with Weird Science, Mr. Sandler was the Manager of DH Services, LLC, an application developer, and the CEO of True Sons Grooming, a subscription service. We believe Mr. Sandler’s significant experience in the HIV/AIDS community and as an entrepreneur qualifies him to serve as a director.

Mr. Henrik Gronfeldt - Sorensen. Mr. Gronfeldt-Sorensen is has been the Chief Executive Officer of RS Group ApS, RS Arving ApS, RS Family ApS and RS Newton ApS since October of 2012, and he has served as a director of DrSmood Group, Inc. since January of 2014. Mr. Gronfeldt-Sorensen has over 10 years’ experience from different CEO & management positions; Danske Bank in Denmark, the Danish Bank Nykredit in France. RS Group of Companies, a family office in Denmark with global investments within real estate, charter business, food & beverage, private hospitals and biosciences. Mr. Gronfeldt-Sorensen holds a eMBA from University of Monaco (2011).

Scientific Advisory Board

We have established a scientific advisory board comprised of a world-class team of experts, which includes leading immunologists, molecular biologists, clinicians and gene therapy researchers. We regularly seek advice and input from these experienced leaders on matters related to our research and development programs. The following is a brief summary of the background of each of our scientific advisory board members.

Dr. Steven Deeks. Dr. Deeks is a Professor of Medicine in Residence at the University of California, San Francisco (UCSF) and a faculty member in the Division of HIV, Infectious Diseases and Global Medicine at Zuckerberg San Francisco General Hospital. Dr. Deeks has been engaged in HIV research and clinical care since 1993. He is a recognized expert on HIV-associated immune dysfunction and its impact on HIV persistence (the “reservoir”) and health during antiretroviral therapy.

Dr. Hans-Peter Kiem. Dr. Kiem’s research has focused on stem cell and transplantation biology, cell and gene therapy and the development and use of novel gene editing technologies. The overall goal has been the development of improved treatment approaches for patients with genetic and infectious diseases and cancer. Dr. Kiem is the Sponsor of 4 clinical gene therapy studies (HIV, glioblastoma, and Fanconi anemia) and he is the Principal Investigator or Co-Principal Investigator of many R01 or P01 grants including a Martin Delaney Consortium grant to study HIV cure strategies (defeat HIV). Dr. Kiem has also served on the NIH Recombinant DNA Advisory Committee for the last 5 years and as Chair this past year. He is currently the Chair of the Stem Cell Committees for both the American Society for Gene and Cell Therapy and the American Society of Hematology. Dr. Kiem has extensive experience training students and postdoctoral fellows and has mentored more than 50 trainees in his lab over the past 20 years. Many of his trainees now hold tenured faculty positions in the US and in Germany.

Dr. W. David Hardy. Dr. Hardy currently serves as Senior Director of Evidence-based Practices, ACTG clinical research site (CRS) leader, MACS co-investigator and HIV/primary care provider at Whitman-Walker Health in Washington, D.C. and also holds an Adjunct Professor of Medicine appointment at Johns Hopkins University School of Medicine in Baltimore. Dr. Hardy currently serves as Chair-elect of the Board of Directors of HIV Medicine Association (HIVMA), Chair of the Education Committee of the American Academy of HIV Medicine (AAHIVM) and Editor-in-Chief of AAHIVM’s comprehensive textbook Fundamentals of HIV Medicine for the HIV Specialist, published in 2012 and 2016. He previously served as Director, Division of Infectious Diseases at Cedars-Sinai Medical Center and Professor of Medicine at the David Geffen School of Medicine at UCLA, and just prior to joining Whitman-Walker, he was Chief Medical Officer for Calimmune, a biotechnology company investigating gene-modified CD4+ T cells and hematopoietic stem cells as a potential therapy for HIV infection.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, (“Code of Conduct”) that applies to our directors, executive officers and employees, including our principal executive officer and principal financial officer, and which is included as an exhibit to this Annual Report. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. In addition, we intend to file a current report on Form 8-K or post on our website with respect to all disclosures that are required by law or the listing standards of the Nasdaq Stock Market (“Nasdaq”) concerning any amendments to, or waivers of, any provision of the Code of Conduct.

Director Independence

The Nasdaq listing standards provide that an independent director is one who the Board affirmatively determines is free of any relationship that would interfere with that individual’s exercise of independent judgment. The Board has determined that Dr. Dybul, Mr. Sapirstein, and Ms. D’An are each independent as defined in the listing standards of Nasdaq. In making such determinations, the Board has concluded that none of these directors has an employment, business, family or other relationship which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Board Meetings and Committees

The Board met four times during fiscal 2018, and also acts by written consent. The Board has the following standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each of which was formed the Board on March 27, 2018 upon the adoption of each committee’s charter. The Board may also establish other committees from time to time as necessary to facilitate the management of the business and affairs of the Company. Each committee is composed entirely of independent directors and in accordance with the listing standards of Nasdaq. Current committee membership and the number of meetings of each committee in fiscal 2018 are shown in the table below.

	Audit Committee	Compensation Committee	Corporate Governance & Nominating Committee

Mr. James Sapirstein	Member	Chair	Member
Dr. Mark Dybul	Member	Member	Chair
Ms. Evelyn D’An	Chair	Member	Member
Number of Meeting Fiscal 2018	5	2	2

Audit Committee

The Audit Committee has been structured to comply with the requirements of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the listing standards of Nasdaq.

The Audit Committee, as permitted by and in accordance with its charter, is responsible for periodically assessing the adequacy of procedures for the public disclosure of financial information and review on behalf of the Board, and reporting to the Board the results of its review and its recommendation regarding all material matters of a financial reporting.

The Audit Committee appoints and sets the compensation for the independent registered public accounting firm annually and reviews and evaluates such auditor. This external auditor reports directly to the Audit Committee. The Audit Committee establishes our hiring policies regarding current and former partners and employees of the external auditor. In addition, the Audit Committee pre-approves all audit and non-audit services undertaken by the external auditor and any outside consultants engaged in work related to the Company’s financial reporting. The Audit Committee has direct responsibility for overseeing the work of the external auditor engaged for the purpose of preparing or issuing an auditor’s report or performing other audit, review or attest services, including the resolution of disagreements between the external auditor and management.

The Board has determined that each member of the Audit Committee has the appropriate level of financial understanding and industry specific knowledge to be able to perform the duties of the position and are financially literate and have the requisite financial sophistication as required by the applicable listing standards of Nasdaq. The Board has also determined that Ms. D’An qualifies as an “audit committee financial expert” under the Exchange Act and the listing standards of Nasdaq. The Audit Committee meets at least once per fiscal quarter to fulfill its responsibilities under its charter and in connection with the review of the Company’s quarterly and annual financial statements.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, as permitted by, and in accordance with, its charter, is responsible for matters related to the selection of directors for appointment and/or election to the Board. This includes establishing criteria for, identifying and recommending potential candidates for nomination to serve on the Board, and establishing criteria to consider recommendations from the stockholders of the Company. The Nominating and Corporate Governance Committee considers and makes recommendations with respect to the independence of all directors.

The Nominating and Corporate Governance Committee is also responsible for maintaining compliance with applicable corporate governance requirements under the Exchange Act and the listing standards of Nasdaq. The Nominating and Corporate Governance Committee oversees the evaluation of the Board, including with respect to corporate governance, and develops and recommends to the Board corporate governance guidelines to the Board.

The Nominating and Corporate Governance Committee meets periodically in connection with the appointment and election of directors and at least annually to assess the performance of the Board.

Compensation Committee

The Compensation Committee, as permitted by, and in accordance with, its charter, is responsible for assisting the Board in fulfilling its responsibilities relating to matters of human resources and compensation, including equity compensation, and to establish a plan of continuity and development for our senior management. The Compensation Committee periodically assesses compensation of our executive officers in relation to companies of comparable size, industry and complexity, taking the performance of the Company and such other companies into consideration. All decisions with respect to the compensation of our Chief Executive Officer are determined and approved solely by the Compensation Committee. All decisions with respect to non-CEO executive compensation, and incentive-compensation and equity-based plans are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the members of the Board for final approval. In addition, the Compensation Committee will, as appropriate, review and approve public or regulatory disclosure respecting compensation, including the Compensation Disclosure and Analysis, and the basis on which performance is measured. The Compensation Committee has the authority to retain and compensate any outside adviser as it determines necessary to permit it to carry out its duties and engaged such a consultant in connection with the Company’s compensation for the 2019 fiscal year.

The Board has determined that each member of the Compensation Committee is a “nonemployee director” as that term is defined under Rule 16b-3 of the Exchange Act and an “outside director” as that term is defined in Treasury Regulation Section 1.162-27(e)(3). The Compensation Committee meets periodically and at least annually in connection with determining compensation of management for each fiscal year.

Executive Officers

Executive officers serve at the discretion of our board of directors. The following table presents the names, ages, positions and tenure of our executive officers:

Name	Age	Position	Officer Since

Dr. Eric Leire	60	Chief Executive Officer (Principal Executive Officer)	June 2017

Mr. Robert Wolfe	55	Chief Financial Officer (Principal Financial and Accounting Officer)	July 2017

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended June 30, 2018 all filing requirements were timely satisfied except that our directors Carl Sandler and Henrik Gronfeldt-Sorensen each untimely filed a single report, and Evelyn D’An, Mark Dybul and James Sapirstein each untimely filed two reports. Each of the foregoing reports included only a single transaction, and each has been filed as of the date hereof.

Item 11. Executive Compensation

The following table sets forth certain information with respect to compensation for year ended June 30, 2018 and the ended June 30, 2017 earned by or paid to our named executive officers. During such periods, no compensation other than salary and stock awards was earned by any named executive officer

				Stock		Option
Name and Principal Position	Year		Salary ($)	Awards ($)		Awards ($)	Total ($)

Dr. Eric Leire, Chief Executive Officer	2018		313,775	112,837	(2)	-	426,612
	2017	(1)	270,021	208,829	(3)	-	478,850

Robert Wolfe, Chief Financial Officer	2018		172,500	-		-	172,500
	2017		-	-		-	-

Lone Degn, former Chief Financial Officer	2018		-	-		-	-
	2017	(1)	95,665	-		-	95,665

Aldo Petersen, former Chief Executive Officer	2018		-	-		-	-
	2017	(1,4)	520,000	208,829	(3)	-	728,829

N. E. Nielsen, former Director	2018		-	-		-	-
	2017	(5)	-	208,829	(3)	-	208,829

(1)	All values, except for Stock Awards, are reported on an as-converted basis from Danish Kroner (DKK) to U.S. dollars ($) based on the average currency exchange rate of $1.00 = DKK 6.3803, for the year ended June 30, 2018. We do not make any representation that the Danish Kroner amounts could have been, or could be, converted into U.S. dollars at such rate on June 30, 2017, or at any other rate.
(2)	Represents the fair value of 62,687 shares of Common stock with a cost basis of $1.80 per for the period ending June 30, 2018.
(3)	On September 15, 2016, the Board granted the right to acquire 300,000 shares of Common Stock at a strike price of $2.00 per share in what the Board originally described as “options” (the “Grants”) to each of Eric Leire, APE Invest A/S for Aldo Petersen and N.E. Nielson in consideration of their service to the Registrant. These Grants vested immediately and expire December 31, 2019. In October of 2017, the Registrant issued warrants to APE Invest A/S and N.E. Nielsen, and in January 2018, the Registrant issued a warrant to Eric Leire (each a “Grant Warrant” collectively the “Grant Warrants”) to evidence the Grants for an aggregate of 900,000 Grant Warrants.
(4)	Represents $0 and $520,000 in Consulting Fees to Mr. Petersen’s company APE Invest A/S respectively.
(5)	N. E. Nielsen is a partner and part owner of the Lett Law Firm which received compensation for services to the Company. For the years ending June 30, 2018 and June 30, 2017, the Company paid the firms $0 and $268,620 respectively.

Employment Arrangements

Agreements with Named Executive Officers

Each of our named executive officers is party to an employment agreement or CFO service agreement, which may be terminated pursuant to each of their agreements.

Eric Leire Employment Agreement

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

The Company may terminate Dr. Leire’s employment with 6 months prior notice as of the last day of the month in which such notice is given. If DanDrit Denmark terminates Dr. Leire’s employment, he shall be entitled to be released from his duty to work (in Danish “fritstillet”) during the notice period. Dr. Leire may terminate the employment at 3 months’ notice as of the last day of the month in which such notice is given. In case of material breach, the non-defaulting party can terminate the Employment Agreement without notice and can claim damages in accordance with the general Danish law of damages. If Dr. Leire suspends payments, or insolvency proceedings are commenced against his estate, DanDrit Denmark can terminate the employment without notice. The employment shall cease without notice as of the last day of the month in which such notice is given in which Dr. Leire turns 70. The Employment Agreement contains non-competition and non-solicitation clauses.

Robert Wolfe CFO Service Agreement

Effective July 11, 2017, the Company re-appointed Robert Wolfe as the Chief Financial Officer, and DanDrit Denmark entered into a CFO Service Agreement with Crossfield, Inc. a company owned by Mr. Wolfe, a copy of which is filed herewith as Exhibit 10.7. Pursuant to the agreement, the Company paid a signing fee of $7,500, and will pay $240,000 per year for Mr. Wolfe’s services. In addition, the Mr. Wolfe will be entitled to Company health care benefits and to receive reimbursement of all reasonable costs and expenses incurred in connection with the performance of duties.

Severance and Change in Control Arrangements with Named Executive Officers

Other than pursuant to the required 6 months notice for termination under each of our executive officers’ employment or service contract as set forth above, none of our named executive officers have any plan or arrangement that provides for payment in connection with any termination or a change in control of the Company.

Outstanding Equity Awards as of June 30, 2018

The following table provides information concerning outstanding equity awards held by our named executive officers as of June 30, 2018. None of our named executive officers have any stock awards outstanding as of June 30, 2018.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Grant Date	Option Exercise Price ($)	Option Expiration Date
Eric Leire	300,000	–	(1)	9/15/2017	$2.00	12/31/2019

Robert Wolfe	–	–		–	$–	–

(1)	On September 15, 2016, the Board granted the right to acquire 300,000 shares of Common Stock at a strike price of $2.00 per share in what the Board originally described as “options” (the “Grant”) to Eric Leire, our CEO in consideration of his service to the Registrant. This Grant vested immediately and expire December 31, 2019. In January of 2018, the Registrant issued a Grant Warrant to Eric Leire to evidence the Grant.

Board Compensation

The table below sets forth the compensation earned by directors, all of whom are non-employees for services during the fiscal year ended June 30, 2018:

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)(3)	All Other Compensation ($)	Total ($)

René Sindlev(4)	367,222	–	-	–	367,222
Evelyn D’An	17,479	–	45,000	–	62,479
Mark Dybul	35,890	–	45,000	–	80,890
James Sapirstein	17,479	–	45,000	–	62,479
Carl Sandler(5)	15,041	–	45,000	45,000	105,041
Henrik Gronfeldt - Sorensen(6)	15,658		45,000		60,658
Total	498,769	–	225,000	45,000	738,769

(1)	For board service during the fiscal year ended June 30, 2018, each director, except the Chairman of the Board, received the following cash compensation for board services, a applicable $45,000 annual retainer for service as a Board member pro-rated for the portion of the year each director served.
(2)	The dollar value of stock and option awards shown represents the grant date fair value determined in accordance with FASB ASC Topic 718.
(3)	For board service during the fiscal year ended June 30, 2018, each director, except the Chairman of the Board, received $45,000 worth of options to purchase shares of Common Stock at $8.00 per share, vesting in equal increments over 3 years from the date each director was appointed to the Board.
(4)	Mr. Sindlev elected not to receive a cash fee for his services on the Board during the fiscal year ended June 30, 2018. Instead, he received compensation pursuant to a consulting Agreement with the RS Group ApS, an entity owned and controlled by Mr. Sindlev.
(5)	Mr. Sandler was paid compensation as a director in addition to $45,000 in cash compensation earned pursuant to his consulting Agreement with the Company during the fiscal year ended June 30, 2018.
(6)	Mr. Gronfeldt disclaims all compensation paid to the RS Group ApS, of which he is the CEO, pursuant to the consulting agreement with RS Group ApS. Mr. Gronfeldt also serves as a director of our subsidiary DanDrit Denmark.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 26, 2018, certain information regarding the beneficial ownership of our Common Stock by (i) our named executive officers, (ii) our directors and (iii) each stockholder known by us to be the beneficial owner of more than 5% of our common stock based on filings pursuant to Section 13 or Section 16 of the Exchange Act.

Beneficial ownership of the Common Stock is determined in accordance with the rules of the SEC and includes any shares of Common Stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock held by them. Applicable percentage ownership in the following table is based on 36,173,924 shares of Common Stock outstanding as of June 30, 2018, accounting for 6,488,122 shares of common stock issuable as anti-dilution shares (see footnote 3 to the table below), plus any securities that the individuals included in this table have the right to acquire within 60 days of October 26, 2018.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless indicated otherwise, the address for the beneficial holders is c/o Enochian Biosciences Inc. Century City Medical Plaza, 2080 Century Park East, Suite 906, Los Angeles, CA, U.S.A.

	Enochian BioSciences Inc.
Name of Beneficial Owner	Number of Shares	% Ownership

Directors/Officers:
Eric Leire, Chief Executive Officer (1)	371,302	* %
Robert Wolfe, Chief Financial Officer	-
Renè Sindlev, Chairman of the Board (2)	9,422,169	19.16%
Carl Sandler, Director (3)	24,033,405	48.89%
Mark Dybul, Director	51,604	* %
James Sapirstein, Director	-
Evelyn D’An, Director	-
Henrik Grønfeldt-Sørensen, Director (4)	50,000	* %
Directors/Officers Total (8 persons):	33,928,480	68.91%

5% Shareholders:
Weird Science, LLC(3)	24,033,405	48.89%
RS Group ApS (2)	9,422,169	19.16%
Karsten Ree (5)	3,525,000	7.17%

5% Shareholders Total:	30,980,574	75.22%
Total:	37,453,480	76.08%

* Indicates less than 1%.

(1)	Includes immediately exercisable Grant Warrants to purchase 300,000 shares of Common Stock and 71,302 shares of Common Stock.
(2)	Includes 5,022,169 shares of Common Stock and 4,400,000 immediately exercisable warrants to purchase shares of Common Stock owned of record by RS Group ApS, a Danish entity. The sole voting and disposition power of the shares owned by RS Group ApS is held by Mr. Sindlev, our Director.
(3)	Includes 17,545,283 shares of Common Stock owned of record, and 6,488,122 shares of common stock issuable as anti-dilution shares upon the exercise of any immediately exercisable convertible securities by Weird Science, LLC. Mr. Sandler, a director, is also a member and a manager of Weird Science and has shared voting and disposition power with W. Anderson Wittekind of the shares owned by Weird Science, LLC.
(4)	Includes immediately exercisable Grant Warrants to purchase 50,000 shares of Common Stock owned of record by Greenfield Holding ApS, a Danish entity. The sole voting and disposition power of the shares owned by Greenfield Holding ApS is held by Mr. Grønfeldt, our Director. Excludes 5,020,869 shares of Common Stock and 4,400,000 immediately exercisable warrants to purchase shares of Common Stock owned of record by RS Group ApS, a Danish entity, of which Mr. Grønfeldt is an officer but over which he exercises no voting or disposition power. The sole voting and disposition power of the shares owned by RS Group ApS is held by Mr. Sindlev.
(5)	Includes 1,000,000 shares of Common Stock and 1,250,000 immediately exercisable warrants to purchase shares of Common Stock owned by Karsten Ree personally and 1,375,000 shares of Common Stock held by Karsten Ree Holding B ApS, a Danish entity. The sole voting and disposition of the shares owned by Karsten Ree Holding B ApS is held by Karsten Ree. Mr. Ree’s address is Generatorvej 8 B, 2860 Soeborg, Denmark.

Item 13. Certain Relationships and Related Transactions and Director Independence

Described below are transactions or series of transactions that occurred from July 1, 2017 through the date of this Amendment (the “Reporting Period”) between us and our executive officers, directors or the beneficial owners of 5% or more of our Common Stock, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

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

On February 16, 2018 the Registrant entered into a consulting agreement with Carl Sandler, who subsequently became a board member and shareholder of the Registrant (through his holdings in Weird Science) for services related to clinical development and new business opportunities. In consideration for services actually rendered, the Registrant paid $10,000 per month for 6 months. For the year ended June 30, 2018, Carl Sandler had earned $45,000 for consulting services. The agreement with Mr. Sandler terminated pursuant to its terms on August 16, 2018.

On February 16, 2018, the Registrant entered into a consulting agreement with Weird Science, a significant shareholder of the Registrant, under which Weird Science was to provide ongoing medical services related to the development of the Company’s products for the treatment of HIV and cancer. In consideration for such consulting services, the Company was to pay up to $30,000 per month for the consulting services, which totaled $112,500. On July 9, 2018, the consulting agreement was terminated.

On December 29, 2017, the Registrant entered into a consulting agreement with RS Group ApS, a company owned and controlled by 2 directors, for consulting services from October 1, 2017 through March 31, 2018. In consideration for the consulting services in connection with the negotiation and structuring of the acquisition of Enochian Biopharma, the Registrant paid RS Group ApS $367,222.

On October 31, 2017, the Registrant amended a non-interest bearing convertible note for $90,225 made in favor of a s shareholder and former board member (the “August 24 Note”). Following such amendment, the August 24 Note was convertible into shares of Common Stock at $1.60 per share rather than $2.00 per share. The August 24 Note was converted to 56,390 shares of Common Stock on November 29, 2017.

On October 31, 2017, the Registrant amended a non-interest bearing convertible note for $150,375 with a shareholder and former board member (the “September 21 Note”). Following such amendment, the September 21 Note was convertible into shares of Common Stock at $1.60 per share rather than $2.00 per share. The September 21 Note was converted to 93,984 shares of Common Stock on November 29, 2017.

On October 31, 2017, the Registrant amended a non-interest bearing convertible note for $52,770 with an entity controlled by shareholder and former board member (the “March 9 Note”). Following such amendment, the March 9 Note was convertible into shares of Common Stock at $1.60 per share rather than $2.00 per share. The March 9 Note was converted to 32,982 shares of Common Stock on November 29, 2017.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14. Principal Accounting Fees and Services

On July 5, 2018, we terminated the services of our independent registered public accounting firm, Gregory & Associates, LLC (“Gregory”) and retained the services of Sadler, Gibb & Associates, L.L.C. (“Sadler”) as our independent registered public accounting firm. The Audit Committee approved the engagement of Sadler.

The following information sets forth fees billed to us by each of Gregory and Sadler, respectively, during the years ended June 30, 2018 and June 30, 2017 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements (“Audit Fees”), (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees (“Audit-Related Fees”), (iii) services rendered in connection with tax compliance, tax advice and tax planning (“Tax Fees”), and (iv) services rendered by each of Gregory and Sadler other than the foregoing (“Other Fees”).

Audit Fees

For the fiscal year ended June 30, 2018, Sadler billed an aggregate of $74,514 in Audit Fees. For the fiscal years ended June 30, 2018 and June 30, 2017, Gregory billed an Aggregate of $70,200 and $56,474, respectively, in Audit Fees.

Audit-Related Fees

For the fiscal years ended June 30, 2018 and June 30, 2017, neither of Sadler or Gregory billed for Audit-Related Fees.

Tax Fees

For the fiscal years ended June 30, 2018 and June 30, 2017, neither of Sadler or Gregory billed for Tax Fees.

All Other Fees

For the fiscal year ended June 30, 2018, Sadler did not bill for Other Fees. For the fiscal years ended June 30, 2018 and June 30, 2017, Gregory billed an Aggregate of $0 and $30,000, respectively, in Other Fees. The Other Fees billed by Gregory during the fiscal year ended June 30, 2017 included reviewing consents and pro-formas and were primarily associated with the Company’s contemplated transaction with OncoSynergy in 2017.

Audit Committee’s Pre-Approval Process

The Audit Committee, which has been in place since March 28, 2018, pre-approves all audit and permissible non-audit services on a case-by-case basis. In its review of non-audit services, the Audit Committee considers whether the engagement could compromise the independence of our independent registered public accounting firm, and whether the reasons of efficiency or convenience is in our best interest to engage our independent registered public accounting firm to perform the services. The Audit Committee does not delegate its responsibilities to pre-approve services performed by our independent registered public accounting firm to management. The Audit Committee may delegate, and has delegated, pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

During 2018, all services performed by Sadler were pre-approved by the Audit Committee. All services performed by Gregory after March 28, 2018 were pre-approved by the Audit Committee.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among the Company, DanDrit Acquisition Sub, Inc., Enochian Biopharma and Weird Science dated January 12, 2018 (1)

3.1	Certificate of Incorporation (2)

3.2	Bylaws (3)

3.3	Articles of Association of DanDrit Denmark, as amended, dated February 26, 2004 (4)

3.4	Agreement and Plan of Share Exchange, dated February 12, 2014 (4)

4.1	Form of Common Stock Certificate (5)

10.1	Intellectual Property Assignment by and between DanDrit Denmark and Alexei Kirkin dated June 5, 2002 (4)

10.2	Collaboration Agreement by and between DanDrit Denmark and National Cancer Centre of Singapore Pte Ltd. dated November 11, 2008 (4)

10.3	Master Services Agreement by and between DanDrit Denmark and Aptiv Solutions (UK) Ltd dated October 11, 2011 (4)

10.4	Employment Agreement by and between DanDrit Denmark and Dr. Eric Leire dated February 5, 2012, re-instated as of June 1, 2017 (4)+

10.5	Lease Agreement by and between Symbion A/S and DanDrit Denmark dated July 8, 2013 (4)

10.6	2014 Equity Incentive Plan (4)

10.7	CFO Service Agreement by and between DanDrit Denmark and Mr. Robert Wolfe effective July 11, 2017 (6)

10.8	Promissory Note dated July 14, 2017 (6)

10.9	Form of Subscription Agreement (7)

Exhibit No.	Description
10.10	Form of Warrant (7)

10.11	Lease Agreement by and between the Company and Plaza Medical Office Building, LLC dated November 13, 2017 (8)

10.12	Form of License Agreement (1)

10.13	Form of Investor Rights Agreement (1)

10.14	Form of Standstill and Lock-Up Agreement (1)

10.15	Form of Grant Warrant (9)

10.16	RS Consulting Agreement (9)

10.17	Form of Convertible Note Amendment (9)

10.18	Amendment No. 1 to CFO Service Agreement (9)

10.19	Form of Convertible Note Amendment (9)

10.20	Consulting Agreement by and between the Company and Weird Science dated February 16, 2018 (2)

10.21	Consulting Agreement by and between the Company and Carl Sandler dated February 16, 2018 (2)

10.22	Sublease Agreement between the Registrant and Rodeo Realty, Inc. dated March 21, 2018 (2)

10.23	Form of U.S. Subscription Agreement (10)

10.24	Form of Non-U.S. Subscription Agreement (10)

10.25	General Office Lease by and between the Registrant and Century City Medical Plaza Land Co., Inc. dated June 19, 2018 (11)

14.1*	Code of Ethics

21	Subsidiary (12)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

+	Agreement with management.
*	Filed herewith.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2018 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 10 filed with the SEC on August 12, 2011 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on February 14, 2014.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the SEC on May 16, 2014, and incorporated herein by this reference.
(6)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on July 20, 2017 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 1, 2017 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2017 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2018 and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on February 23, 2018 and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2018 and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on July 30, 2018 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 2018	ENOCHIAN BIOSCIENCES, INC.

	By:	/s/ Eric Leire
Eric Leire
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert Wolfe
Robert Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Eric Leire	Chief Executive Officer	October 29, 2018
Dr. Eric Leire	(Principal Executive Officer)

/s/ Robert Wolfe	Chief Financial Officer	October 29, 2018
Robert Wolfe	(Principal Financial and Accounting Officer)

/s/ René Sindlev	Director and Chairman of the Board	October 29, 2018
René Sindlev

/s/ Henrik Grønfeldt-Sørensen	Director	October 29, 2018
Henrik Grønfeldt-Sørensen

/s/ Carl Sandler	Director	October 29, 2018
Carl Sandler
/s/ Dr. Mark Dybul	Director	October 29, 2018
Dr. Mark Dybul

/s/ Evelyn D’An	Director	October 29, 2018
Ms. Evelyn D’An

/s/ Mr. James Sapirstein	Director	October 29, 2018
Mr. James Sapirstein

