Form 10-Q
period 2018-09-30
Enochian Biosciences Inc
filed 2018-11-14
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

2080 Century Park East, Suite 906

Los Angeles, CA 90067

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 13, 2018, the number of shares of the registrant’s common stock outstanding was 36,173,924.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

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

The results for the period ended September 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2018, filed with the Securities and Exchange Commission on October 1, 2018, as amended.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2018	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$13,405,185	$15,600,865
Other Receivables	—	122,866
Prepaid Expenses	142,390	38,284
Total Current Assets	$13,547,575	$15,762,015

PROPERTY AND EQUIPMENT, Net Accumulated Depreciation	334,077	27,402

OTHER ASSETS
Definite Life Intangible Assets, Net Accumulated Amortization	$150,137,800	$152,095,459
Deposits	137,550	137,550
Goodwill	11,640,000	11,640,000
Total Other Assets	161,915,350	163,873,009

TOTAL ASSETS	$175,797,002	$179,662,426

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts Payable - Trade	$478,126	$571,809
Accounts Payable - Related Party	235,000	235,000
Accrued Expenses	71,757	66,913
Total Current Liabilities	784,883	873,722

Contingent Consideration Liability	$21,423,000	$22,891,000

Total Liabilities	$22,207,883	$23,764,722

STOCKHOLDER’S EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 100,000,000 shares authorized, 36,173,924 shares issued and outstanding at September 30, 2018; 36,163,924 issued and outstanding at June 30, 2018	$3,617	$3,616
Additional Paid-In Capital	193,369,962	193,283,798
Accumulated Deficit	(39,898,622)	(37,595,389)
Other Comprehensive Income, Net	114,162	205,679
Total Stockholder’s Equity	153,589,119	155,897,704

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$175,797,002	179,662,426

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,
	2018	2017

Revenues	$—	$—

Cost of Goods Sold	—	—

Gross profit (Loss)	—	—

Operating Expenses
General and Administrative Expenses	1,165,708	288,123
Non-Cash and Stock-Based Compensation Expense	86,166	112,837
Research and Development Expenses	493,555	153,652
Depreciation and Amortization	1,958,562	3,946
Consulting Expenses	62,035	67,210
Total Operating Expense	$3,766,026	$625,768

LOSS FROM OPERATIONS	(3,766,026)	(625,768)

Other Income (Expense)
Change in Fair value of contingent consideration	$1,468,000	$—
Interest (Expense)	(44)	(177)
Interest (Expense) – Related Party	—	(592)
(Loss) Income on Currency Transactions	(31,978)	387,409
Interest and Other Income, net	26,815	8,715
Total Other Income	$1,462,793	$395,355

Loss Before Income Taxes	(2,303,233)	(230,413)

Income Tax (Benefit)	—	(4,638)

NET LOSS	$(2,303,233)	$(225,775)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	36,170,882	12,685,832

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months
	Ended September 30,
	2018	2017

Net Loss	$(2,303,233)	$(225,775)
Currency Translation, Net of Taxes	(91,517)	(255,181)

Other Comprehensive Loss	$(2,394,750)	$(480,956)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended September 30,
	2018	2017

NET (LOSS)	$(2,303,233)	$(225,775)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	1,958,561	3,946
Change in Consideration of Contingent Consideration Liability	(1,468,000)	—
Non-Cash Compensation and Stock Based Compensation Expense	86,166	112,837
Accrued Interest on Notes Payable - Related Party	—	592
Accretion of Discount on Notes Payable	—	5,297
CHANGES IN ASSETS AND LIABILITIES:
Decrease in Other Receivables	117,770	42,541
(Increase) in Prepaid Expenses/Deposits	(99,790)	(2,263)
(Decrease) in Accounts Payable	(93,042)	(225,098)
Increase in Accounts Payable – Related Party	—	—
Increase (Decrease) in Accrued Expenses	4,844	(218,998)
Total Adjustments	506,509	(281,146)

NET CASH USED IN OPERATING ACTIVITIES	(1,796,724)	(506,921)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property and Equipment	(308,186)	—
(Increase) in Note Receivables	—	(226,200)

NET CASH USED IN INVESTING ACTIVITIES	(308,186)	(226,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on Notes Payable – Related Party		(1,559,763)
Proceeds from Stock Issuances	—	1,595,264
NET CASH USED IN FINANCING ACTIVITIES	—	(4,499)

Loss on Currency Translation	(90,770)	(259,433)

NET CHANGE IN CASH	(2,195,680)	(997,053)

CASH, BEGINNING OF PERIOD	15,600,865	3,941,712

CASH, END OF PERIOD	$13,405,185	$2,944,659

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$—	$—
Income Taxes	$—	$—
Non-cash Investing and Financing Activities	$—	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2018 and 2017 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2018 audited financial statements. The results of operations for the periods ended September 30, 2018 and September 30, 2017 are not necessarily indicative of the operating results for the full year.

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

Subsidiaries

Enochian Biopharma Inc. (“Enochian Biopharma”) was incorporated on May 19, 2017 in Delaware and is a 100% owned subsidiary of the Registrant. Enochian Biopharma owns a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans (the “Field”). The accompanying financial statements include the accounts of Enochian Biopharma from the date of the acquisition which was completed on February 16, 2018.

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

Acquisition of Enochian Biopharma- On January 12, 2018, the Registrant, DanDrit Acquisition Sub, Inc., (“Acquisition Sub”), Enochian Biopharma and Weird Science, LLC (“Weird Science”) entered into the Acquisition Agreement, pursuant to which on February 16, 2018, Enochian Biopharma became a wholly owned subsidiary of the Registrant (the “Acquisition”). As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of the Common Stock of the Registrant and (ii) the right to receive earn-out shares of Common Stock (“Contingent Shares”) pro rata upon the exercise or conversion of warrants which were outstanding at closing. As of June 30, 2018, 6,488,122 Contingent Shares are contingently issuable in connection with the Acquisition of Enochian Biopharma.

Year End – In June 2015, DanDrit USA’s Board of Directors (the “Board”) approved a change to its fiscal year end from December 31 to June 30.

Consolidation — For the three months ended September 30, 2018 and 2017, the consolidated financial statements include the accounts and operations of the Registrant, DanDrit Denmark, and Enochian Biopharma. All material inter-company transactions and accounts have been eliminated in the consolidation.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Functional Currency / Foreign currency translation — The functional currency of DanDrit Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during periods ended September 30, 2018, June 30, 2018 and September 30, 2017. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents —The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured States amounts at September 30, 2018 and June 30, 2018 of $13,155,185 and $15,350,865 respectively.

Property and Equipment — Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from four to ten years (See Note 2).

Intangible Assets —Definite life intangible assets include patents and licenses. The Company accounts for definite life intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets”. Intangible assets are recorded at cost. Patent costs consist of costs incurred to acquire the underlying patent. If it is determined that a patent will not be issued, the related remaining capitalized patent costs are charged to expense. License agreements cost represent the Fair Value of the license agreement on the date acquired. Intangible assets are amortized on a straight-line basis over their estimated useful life. The estimated useful life of patents is twenty years from the date of application.

Goodwill —Goodwill is not amortized but is evaluated for impairment annually in the fiscal fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit's goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

The carrying value of goodwill at September 30, 2018, was $11.64 million. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
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

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of the HIV and cancer therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV and cancer. Research and development expenses for the three month’s ended September 30, 2018 and 2017 amounted to $493,555 and $153,652 respectively.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes.

Loss Per Share — The Company calculates earnings/(loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three months ended September 30, 2018 and September 30, 2017, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 6,573,036 potential shares of Common Stock excluded from the Diluted EPS calculation as of September 30, 2018.

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

The following table sets forth the liabilities at September 30, 2018, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

		Fair Value Measurements at Reporting Date Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Contingent Consideration Liability	$21,423,000	$-	$-	$21,423,000

The roll forward of the contingent consideration liability is as follows:

Balance June 30, 2018	$22,891,000
Fair value adjustment	(1,468,000
Balance September 30, 2018	$21,423,000

Stock Options and Warrants - The Company has granted stock options to certain employees, officers and directors that were subsequently converted to Grant Warrants. During the three month periods presented in the accompanying condensed consolidated financial statements, the Company has granted stock options and warrants. The Company accounts for options and warrants in accordance with the provisions of FASB ASC Topic 718, Compensation - Stock Compensation. Non-cash compensation costs for employee compensation and consulting fees for the three months ended September 30, 2018 and 2017 were $46,166 and $0, respectively. Non-cash compensation costs of $46,166 and $0 have been recognized for the vesting of options and warrants granted to officers, board members, employees and consultants with an associated recognized tax benefit of $0 for the three months ended September 30, 2018 and 2017, respectively.

Stock-Based Compensation -The Company records stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation and ASC 505 - 50 Equity-Based Payments to Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
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

Recent Accounting Pronouncements - On January 5, 2017 FASB issued Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business. This update amended the definition of a business, which is fundamental to the determination of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. That distinction impacts how the acquisition is treated in the financial statements, for instance, whether deal costs are capitalized or expensed. The primary goal of ASU 2017-01 was to narrow that definition, which is generally expected to result in fewer transactions qualifying as business combinations. The Company is in the process of evaluating the impact of this new guidance.

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

 Reclassification—Certain balances reported in the financial statements as of June 30, 2017 have been reclassified to conform with the headings used as of June 30, 2018 and included breaking out $1,600,354 in advances for purchase of shares of Common Stock  from Notes Payable – Related Party to Advances for the Purchase of Common Stock. This reclassification is related to a private placement offering of 1,231,561 units for total proceeds to the Company of $1,601,029 that was completed on July 12, 2017, for which some funds were advanced prior to June 30, 2017. In addition, the Company also reclassified $626,487 of non-cash compensation expense from general and administrative expenses.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2018 and June 30, 2018:

		September 30,	June 30,
	Useful Life	2018	2018
Lab Equipment and Instruments	4-7	$509,439	$202,197
Furniture Fixtures and Equipment	4-7	58,653	58,977
Total		568,092	261,174
Less Accumulated Depreciation		(234,015)	(233,772)
Net Property and Equipment		$334,077	$27,402

Depreciation expense amounted to $1,512 and $0 for the three month period ended September 30, 2018 and 2017, respectively.

NOTE 3 — DEFINITE-LIFE INTANGIBLE ASSETS

At September 30, 2018 and June 30, 2018, definite-life intangible assets consisted of the following:

	Useful Life	September 30, 2018	Period Change	Effect of Currency Translation	June 30, 2018
Patents	20 Years	$309,261	—	$(1,707)	$310,968
License Agreement	20 Years	154,824,000	—	—	154,824,000

Goodwill		11,640,000	—	—	11,640,000
Total		166,773,261	—	(1,707)	166,774,968
Less Accumulated Amortization		(4,995,461)	(1,955,952)	—	(3,039,509)
Net Definite-Life Intangible Assets		$161,777,800	(1,955,952)	(1,707)	$163,735,459

During February 2018, the Company acquired a License Agreement (as licensee) to the HIV therapy being developed as ENO-1001 which consists of a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies in the Field (the “License”).

Expected future amortization expense for the years ended are as follows:

Year ending June 30,
2019	5,817,592
2020	7,756,790
2021	7,756,790
2022	7,756,790
2023	7,756,790
Thereafter	113,293,048

$150,137,800

Impairment – Following the fourth quarter of each year, management performs its annual test of impairment of intangible assets assessing the qualitative factors and determines if it is more than likely than not that the fair value of the asset is greater than or equal to the carrying value of the asset.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — LEASES

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

On March 21, 2018, the Registrant entered into a Sub Lease Agreement for a term of five years commencing on April 2, 2018, with Rodeo Realty, Inc., a California Corporation (the “Lessee”), as lessee, pursuant to which the Lessee agreed to lease the Leased Premises from the Registrant under the same terms and conditions for the Leased Premises between the Registrant and the Landlord. The Sub Lease Agreement was terminated on July 18, 2018.

On June 19, 2018, the Registrant entered into a Lease Agreement for a term of ten years from September 1, 2018 with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet. The base rent increases by 3% each year, and ranges from $12,265 per month for the first year to $16,003 per month for the tenth year. The Company is entitled to $108,168 in contributions toward tenant improvements.

On October 11, 2018, the Registrant entered into a Sub Lease Agreement with a 3-month term ending January 12, 2019, with RealTech Construction Co, LLC ( “RealTech”), as lessee, pursuant to which RealTech agreed to lease the Leased Premises from the Registrant under the same terms and conditions for the Leased Premises between the Registrant and the Landlord.

For the three months ended September 30, 2018 and September 30, 2017 lease expense charged to general and administrative expenses amounted to $4,391 and $1,450, respectively.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — LEASES (Continued)

Below are the lease commitments for the next 10 years:

Year Ending June 30th	Lease Expense
2019	254,968
2020	267,140
2021	275,154
2022	283,408
2023	291,911
2024	175,741
2025	181,013
2026	186,443
2027	192,037
2028	197,798
Total	$2,305.613

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Registrant has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. As of September 30, 2018, and June 30, 2018 there were zero shares issued and outstanding.

Common Stock — The Registrant has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. As of September 30, 2018, and June 30, 2018, there were 36,173,924 and 36,163,924 shares issued and outstanding, respectively.

Voting — Holders of Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

Dividends — Holders of Common Stock are entitled to receive ratably such dividends as the Board from time to time may declare out of funds legally available.

Liquidation Rights — In the event of any liquidation, dissolution or winding-up of affairs of the Company, after payment of all of our debts and liabilities, the holders of Common Stock will be entitled to share ratably in the distribution of any of our remaining assets.

Common Stock Issuances — On August 24, 2018, the Registrant issued 10,000 shares of Common Stock valued at $4.00 a share to a consultant and recorded the non-cash compensation expense of $40,000.

Acquisition of EBI / Contingently issuable shares —  On February 16, 2018, the Acquisition was completed when the Acquisition Sub merged with and into Enochian Biopharma, with Enochian Biopharma as the surviving corporation. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive Contingent Shares pro rata upon the exercise or conversion of warrants which were outstanding at closing. As of September 30, 2018, 6,488,122 Contingent Shares are issuable in connection with the Acquisition of Enochian Biopharma.

Recognition of Options

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Enochian Biosciences Inc.
Expected term (in years)	3-10
Volatility	96.61-98.05%
Risk free interest rate	3.08-3.23%
Dividend yield	0%

The Company recognized stock-based compensation expense (excluding other non-cash compensation expense) related to the options of $46,166 and $0 for the three months ended September 30, 2018 and 2017, respectively. At September 30, 2018, the Company had approximately $329,218 of unrecognized compensation cost related to non-vested options.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ EQUITY (Continued)

Acquisition of DanDrit Denmark —   At September 30, 2018 and June 30, 2018, the Registrant maintained a reserve of 129,596 Escrow Shares, respectively, all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the 86,490 and 123,464 shares held by non-consenting shareholders of DanDrit Denmark at September 30, 2018 and 2017, respectively, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. During the year ended June 30, 2018, the Registrant issued 55,457 shares of Common Stock to such non-consenting shareholders of DanDrit Denmark.

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

Grant Warrants/ Plan Options

On February 6, 2014, the Board adopted the Registrant’s 2014 Equity Incentive Plan (the “Plan”), and the Registrant has reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the Plan. To date the Registrant has granted options under the Plan (“Plan Options”) to purchase 89,978 shares of Common Stock.

On September 19, 2018 the Company increased the compensation of the Board’s independent directors to $60,000 per year, along with an increase of the annual compensation to the Chair of the Audit Committee to $15,000 per year and the addition of cash retainers in the amount of $7,500, $5,000 and $4,000 to the members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, respectively. In addition, the Company granted additional options to the independent directors to increase their non-cash compensation to $75,000 per annum. All newly granted options will have exercise prices as of the market price of the Company’s common stock on the date of grant.

A summary of the status of the Plan Options and Grant Warrants outstanding at September30, 2018 is presented below:

Options Outstanding				Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	$8.00	69,235	9.6	$8.00	-	-
	5.74	15,679	9.9	5.74	-	-
	3.95	5,064	10	3.95	-	-
	$2.00	650,000	1.2	$2.00	650,000	$4.00
Total	-	739,978	2.3	$2.00	650,000	$4.00

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the Plan Options and the Grant Warrants for the three months ended September 30, 2018, and changes during the period are presented below:

September 30, 2018
	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	690,621	$2.00	2.50	$-
Granted	49,357	6.87	10	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	739,978	$2.27	2.21	$2,507,138
Vested and expected to vest	650,000	$2.00	2.50	$2,496,000
Exercisable end of period	650,000	$2.00	2.50	$2,496,000

At September 30, 2018, all Grant Warrants are exercisable and no Plan Options are exercisable. The total intrinsic value of options at September 30, 2018 and 2017 was $2,507,138 and $0, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2018 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the status of shares of Common Stock which can be purchased underlying the warrants outstanding at September 30, 2018 is presented below:

	Equivalent Shares Underlying Warrants Outstanding			Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	5,813,122	4.69	$1.30	5,813,122	$1.30
$8.00	25,000	2.38	$8.00	25,000	$8.00

Total	5,838,122	3.6	$1.33	5,838,122	$1.33

At September 30, 2018 and 2017 the Company had 0 non-vested warrants. The Company recorded non-cash compensation expense of $0 and $112,837 for the three months ended September 30, 2018 and 2017 respectively.

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

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Consulting Agreements – On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and autologous and allogenic cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Allogenic Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech is entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. G-Tech is controlled by certain members of Weird Science. For the three months ended September 30, 2018, $ 375,000 was charged to research and development expenses in our Condensed Consolidated Statement of Operations related to this consulting agreement.

On February 16, 2018, the Registrant entered into a consulting agreement with Carl Sandler, a board member and shareholder of the Registrant (through his holdings in Weird Science) for services related to clinical development and new business opportunities. In consideration for services actually rendered, the Registrant paid $10,000 per month for 6 months. For the three months ended September 30, 2018, Carl Sandler was paid $15,000 for consulting services. The agreement with Mr. Sandler terminated pursuant to its terms on August 16, 2018. This amount is included in “Consulting Expenses” in our Condensed Consolidated Statement of Operations.

Shares held for non-consenting shareholders – In connection with the Share Exchange certain shareholders of DanDrit Denmark had not been identified or did not consent to the exchange of shares. In accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, the Non-Consenting Shareholders that did not exchange the DanDrit Denmark equity interests owned by such Non-Consenting Shareholders for shares of the Company, will be entitled to receive up to 185,053 shares of Common Stock of the Company that each such Non-Consenting Shareholder would have been entitled to receive if such shareholder had consented to the Share Exchange. During the year ended September 30, 2018, the Registrant issued 55,457 shares of Common Stock to such non-consenting shareholders of DanDrit Denmark. The 129,596 remaining shares have been reflected as issued and outstanding in the accompanying financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — COMMITMENTS AND CONTINGENCIES (Continued)

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

Employment Agreements - The Company has an employment agreement with Eric Leire, the Chief Executive Officer with a base compensation of $313,775. The Company has a services agreement with Crossfield, Inc. an entity controlled by Robert Wolfe, the Chief Financial officer with a base compensation of $240,000. The Company maintains employment agreements with other staff in the ordinary course of business.

Contingencies - The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceedings or claim contains an element of uncertainty, management does not expect a material impact on our results of operations or financial position.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — RELATED PARTY TRANSACTIONS

On September 15, 2016, the Registrant recorded $626,487 in stock-based compensation for the grant of 900,000 Grant Warrants to employees, officers, and certain directors of the Registrant, which shall be fully vested upon grant, to purchase shares of Common Stock at $2.00 per share and expire December 31, 2019. The Grant Warrants contain certain anti-dilution provisions applicable in the discretion of the Company. At September 30, 2018, there were 650,000 Grant warrants outstanding.

On December 29, 2017, the Registrant entered into a consulting agreement with RS Group ApS, a company owned and controlled by 2 directors, for consulting services from October 1, 2017 through March 31, 2018. In consideration for the consulting services in connection with the negotiation and structuring of the acquisition of Enochian Biopharma, the Registrant paid RS Group ApS $367,222.

On February 16, 2018 the Registrant entered into a consulting agreement with Carl Sandler, who subsequently became a board member and shareholder of the Registrant (through his holdings in Weird Science) for services related to clinical development and new business opportunities. In consideration for services actually rendered, the Registrant paid $10,000 per month for 6 months. For the three month period ending September 30, 2018, Carl Sandler was paid $15,000 for consulting services. The agreement with Mr. Sandler terminated pursuant to its terms on August 16, 2018. This amount is included in “Consulting Expenses” in our Consolidated Statement of Operations.

On February 16, 2018, the Registrant entered into a consulting agreement with Weird Science, a significant shareholder of the Registrant, under which Weird Science was to provide ongoing medical services related to the development of the Company’s products for the treatment of HIV and cancer. In consideration for such consulting services, the Company was to pay up to $30,000 per month for the consulting services. For the three month period ending September 30, 2018, Weird Science was paid nothing. On July 9, 2018, the consulting agreement was terminated.

 On July 9, 2018, the Company entered into the G-Tech Agreement. G-Tech is entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. G-Tech is controlled by certain members of Weird Science. For the three month period ending September 30, 2018 G-Tech was paid $375,000.

NOTE 8 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. The following subsequent events occurred:

On October 30, 2018, the Board increased its size from 6 to 7 members and appointed Mr. Debruyne as a director, whom is considered independent under the listing standards of the Nasdaq Capital Market. In connection with his appointment, Mr. Debruyne will be paid $60,000 per year and shall receive options valued at $75,000 under the Company’s Equity Incentive Plan, vesting yearly.

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

Our Business

We are a biopharmaceutical company dedicated to identifying, developing, manufacturing and commercializing gene therapies. We seek to accomplish this by translating groundbreaking science combined with our expertise in gene therapy, gene regulation and cell therapy. Our gene therapy platform can be applied to multiple indications. We are first applying our technology to develop therapies seeking to improve the lives of patients with HIV/AIDS through the restorative potential of gene therapy. Additionally, we have combined the gene therapy platform with our extensive knowledge of dendritic cells to develop a novel proprietary immuno-oncology technology platform. In the process of developing our HIV/AIDS and oncology platforms, we are accruing significant scientific, manufacturing and regulatory capabilities as well as building upon our proprietary knowledge that is applicable in the broader field of gene therapy.

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

Recent Developments

On July 18, 2018 the Company appointed David Hardy, MD to its Scientific Advisory Board (SAB). In connection with his appointment to the SAB, Dr. Hardy will be paid $30,000 per year and shall receive options valued at $30,000 under the Company’s Equity Incentive Plan, vesting yearly over three years.

On July 9, 2018, the Company entered into a consulting agreement with G-Tech to assist the Company with the development of the gene therapy and autologous and allogenic cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Allogenic Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases). G-Tech is entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. G-Tech is controlled by certain members of Weird Science.

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

On February 16, 2018, the Company entered into a consulting agreement with Weird Science under which Weird Science provided services related to the development of the Company’s products for the treatment of HIV and cancer, which terminated on July 9, 2018.

On January 18, 2018, the Company announced the appointment of Ambassador Mark R. Dybul, MD and Steven G. Deeks, MD to its Scientific Advisory Board. Dr. Dybul also serves as the Chairman of the Scientific Advisory Board.

On January 12, 2018, the Registrant, its wholly owned subsidiary Acquisition Sub, Enochian Biopharma and Weird Science entered into an Acquisition Agreement (the “Acquisition Agreement”) for the acquisition of Enochian Biopharma from Weird Science and most notably, the License with Enochian Biopharma as licensee and Weird Science as licensor.

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

On January 12, 2018, the Registrant, Acquisition Sub, Enochian Biopharma and Weird Science entered into the Acquisition Agreement. On February 16, 2018, the Acquisition was completed when the Acquisition Sub merged with and into Enochian Biopharma, with Enochian Biopharma as the surviving corporation. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 50% of the number of shares of the Common Stock issued and outstanding as of the effective time of the Acquisition, in the aggregate, after giving effect to the Acquisition, and (ii) the right to receive earn-out shares of Common Stock pro rata upon the exercise or conversion of any of the Registrant’s stock options and warrants which were outstanding at closing.

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

Each of the foregoing exemptions is currently available to us. We may take advantage of these exemptions until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), which such fifth anniversary will occur on June 30, 2019 or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1.0 billion in annual revenues as of the end of a fiscal year, if we are deemed to be a large accelerated filer under the rules of the SEC, or if we issue more than $1.0 billion of non-convertible debt over a three-year-period. The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies; provided, however, that an emerging growth company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have not elected to opt out of the transition period.

Because we have elected to take advantage of certain of the reduced disclosure obligations and may elect to take advantage of other reduced reporting requirements in future filings, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from shareholders, the issuance of convertible notes (which over time have all been converted into shares of Common Stock) and the sale of our Common Stock. At this time, we believe we have sufficient liquidity to fund our operations for the next twelve months.

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

As of September 30, 2018, the Company had $13,405,185 in cash and working capital of $12,762,692 as compared to $15,600,865 in cash and working capital of $14,888,293 as of June 30, 2018, a decrease of 15% and 6%, respectively.

Following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Net Cash (Used by) Operating Activities	(1,796,724)	(506,921)
Net Cash (Used by) Investing Activities	(308,186)	(226,200)
Net Cash (Used by) Financing Activities	—	(4,499)
(Loss) on Currency Translation	(90,770)	(259,433)
Net (Decrease) in Cash and Cash Equivalents	(2,195,680)	(997,053)

Results of Operations for the three months ended September 30, 2018 compared to the three months ended September 30, 2017

The following table sets forth our revenues, expenses and net loss for the three months ended September 30, 2018 and September 30, 2017. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended
	September 30,
	2018	2017

Revenues	$—	$—

Cost of Goods Sold	—	—

Gross profit (Loss)	—	—

Operating Expenses
General and Administrative Expenses	1,165,708	288,123
Non-Cash Compensation and Stock Based Compensation Expense	86,166	112,837
Research and Development Expenses	493,555	153,652,
Depreciation and Amortization	1,958,562	3,946
Consulting Expenses	62,035	67,210
Total Operating Expense	$3,766,026	$625,768

LOSS FROM OPERATIONS	(3,766,026)	(625,768)

Other Income (Expense)
Interest (Expense)	$(44)	$(177)
Interest (Expense) – Related Party	—	(592)
Gain (Loss) on Currency Transactions	(31,978)	387,409
Change in Fair value of Contingent consideration	1,468,000	—
Interest and Other Income	26,815	8,715
Total Other Income (Expense)	$1,462,793	$395,355

Loss Before Income Taxes	(2,303,233)	(230,413)

Income Tax Expense (Benefit)	—	(4,638)

NET LOSS	$(2,303,233)	$(225,775)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	36,170,882	12,685,832

Revenues

Revenues from operations for the three months ended September 30, 2018, and September 30, 2017 were $0 and $0, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the three months ended September 30, 2018, and September 30, 2017, respectively.

Gross profit (Loss)

Gross profit for the three months ended September 30, 2018, and September 30, 2017 was $0 and $0, respectively.

Expenses

Our operating expenses for the three months ended September 30, 2018, and September 30, 2017 were $3,766,026 and $625,768, respectively, representing an increase of $3,140,258, or approximately 501.8%. The largest contributors to the increase in operating expenses were the increase depreciation and amortization and in general and administrative expenses.

 General and administrative expenses for the three months ended September 30, 2018, and September 30, 2017 were $1,165,708 and $288,123, respectively, representing an increase of $877,585, or approximately 304.6%. The increase in general and administrative expenses is primarily due to the costs related to additional security expenses of $263,447, compensation expenses of $204,567, board and committee member fees of $123,766, office, lab and travel expenses of $151,150, and deposits of $107,000.

Research and development expenses for the three months ended September 30, 2018, and September 30, 2017 were $493,555 and $153,625, respectively, representing an increase of $339,930 or approximately 221.3%. The increases in research and development expenses are attributable to expenditures related to the development of and studies for ENO-1001 and ENO-5001.

Depreciation and amortization expenses for the three months ended September 30, 2018, and September 30, 2017 were $1,958,562 and $3,946, respectively, representing an increase of $1,954,616 or approximately 49,534%. The increase in depreciation and amortization expenses is related to the amortization of intellectual property rights acquired in the Acquisition of Enochian Biopharma.

Consulting expenses for the three months ended September 30, 2018, and September 30, 2017 were $62,035 and $67,210, respectively, representing a decrease of $5,175 or 7.7%. The decrease in consulting expenses is primarily due to the consulting services provided by a regulatory consultant.

Other income for the three months ended September 30, 2018, and September 30, 2017 was $1,462,793 and $395,355, respectively representing an increase of $1,067,438 or approximately 270%. The increase in other income is mainly attributable to the change in fair value of the contingent consideration of $1,468,000.

Net Loss

Net loss for the three months ended September 30, 2018 was $(2,303,233) or $(0.06) per share compared to a net loss of $(225,775) or $(0.02) per share for the three months ended September 30, 2017 representing an increase in loss of $2,077,458 or approximately 920.1%. The net increase in loss was primarily due to the increase in the general and administrative expense and depreciation and amortization related to the Acquisition of Enochian Biopharma and the development of the technology acquired thereby.

Cash Flows

Cash used by operating activities for the three months ended September 30, 2018 was $1,796,724, representing an increase of $1,289,803, or approximately 254% compared to cash used by operating activities of $506,291 for the three months ended September 30, 2017. The net cash used by operating activities consisted primarily $93,555 in research and development expenses in consulting expense, $304,000 in compensation and benefits, $263,000 in security expenses, $181,000 in legal fees, $151,000 in office and lab expenses, $124,000 in board and committee member fees, $119,000 in research and development, $107,000 in deposits, and $88,000 in professional fees and 62,000 in consulting expenses.

Assets

Total assets as of September 30, 2018 were $175,797,002 compared to $179,662,426 as of June 30, 2018. Total current liabilities decreased to $784,883 as of September 30, 2018 compared to $873,722 as of June 30, 2018. The increases in total assets and decrease in total current liabilities were mainly due to a continued loss from operations for research and development, additional financing and expenditures to raise additional capital funding.

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

For a full explanation of our accounting policies, see Note 1 to the unaudited condensed consolidated financial statements.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 24, 2018, the Registrant issued 10,000 shares of common stock to a consultant pursuant to the exception from registration provided by Section 4(a)(2) of the Securities Act.

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

Date: Nov 14, 2018	ENOCHIAN BIOSCIENCES, INC.

	By:	/s/ Eric Leire
Eric Leire
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert Wolfe
Robert Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)