Form 10-Q
period 2018-12-31
Enochian Biosciences Inc
filed 2019-02-13
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

+1(510) 203-4857

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

As of February 12, 2019, the number of shares of the registrant’s common stock outstanding was 38,789,310.

1

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

The results for the period ended December 31, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2018, filed with the Securities and Exchange Commission on October 1, 2018, as amended.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2018	2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$13,240,240	$15,600,865
Other receivables	3,093	122,866
Prepaid expenses	25,613	38,284
Total Current Assets	13,268,946	15,762,015

Property and Equipment, Net	654,830	27,402

OTHER ASSETS
Definite Life Intangible Assets, Net	148,255,481	152,095,459
Deposits	137,550	137,550
Goodwill	11,640,000	11,640,000
Total Other Assets	160,033,031	163,873,009

TOTAL ASSETS	$173,956,807	$179,662,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable – Trade	$518,927	$571,809
Accounts Payable - Related Party	235,000	235,000
Accrued Expenses	884,493	66,913
Total Current Liabilities	1,638,420	873,722

Contingent Consideration Liability	23,601,000	22,891,000

Total Liabilities	$25,239,420	$23,764,722

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 100,000,000 shares authorized, 38,789,310 shares issued and outstanding at December 31, 2018; 36,163,924 issued and outstanding at June 30, 2018	$3,878	$3,616
Additional Paid-In Capital	206,265,150	193,283,798
Accumulated Deficit	(57,890,173)	(37,595,389)
Other Comprehensive Income, Net	338,532	205,679
Total Stockholders’ Equity	148,717,387	155,897,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,956,807	$179,662,426

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenues	$—	$—	$—	$—

Cost of Goods Sold	—	—	—	—

Gross profit (Loss)	—	—	—	—

Operating Expenses
General and Administrative Expenses	1,767,321	668,231	2,933,029	956,947
Stock-Based Compensation Expense	1,780,059	—	1,866,225	112,837
Research and Development Expenses	788,968	219,969	1,282,523	373,621
Depreciation and Amortization	1,896,554	3,954	3,855,116	7,900
Consulting Expenses	32,725	388,888	94,760	456,098
Total Operating Expense	6,265,627	1,281,042	10,031,653	1,907,403

LOSS FROM OPERATIONS	(6,265,627)	(1,281,042)	(10,031,653)	(1,907,403)

Other Income (Expense)
Change in Fair Value of Contingent Consideration	(11,593,390)	—	(10,125,390)	—
Interest (Expense)	(43)	—	(87)	(62)
Interest (Expense) – Related Party	—	(12,289)	—	(13,181)
(Loss) Gain on Currency Transactions	(169,483)	209,023	(201,461)	596,432
Interest and Other Income	36,992	6,028	63,807	14,928
Total Other (Expense) Income	(11,725,924)	202,762	(10,263,131)	598,117

Loss Before Income Taxes	(17,991,551)	(1,078,280)	(20,294,784)	(1,309,286)

Income Benefit	—	(1,934)	_-_	(6,572)

NET LOSS	$(17,991,551)	$(1,076,346)	$(20,294,784)	$(1,302,714)

BASIC AND DILUTED LOSS PER SHARE	$(0.50)	$(0.08)	$(0.56)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	36,172,403	13,847,118	36,229,259	12,711,029

See accompanying notes to the unaudited condensed consolidated financial statements

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2018	2017	2018	2017

Net Loss	$(17,991,551)	$(1,076,346)	$(20,294,784)	$(1,302,714)
Currency Translation, Net of Taxes	226,391	(129,993)	130,832	(384,582)

Other Comprehensive Loss	$(17,765,160)	$(1,206,339)	$(20,163,952)	$(1,687,296)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended December 31,
	2018	2017

NET LOSS	$(20,294,784)	$(1,302,714)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	3,855,115	7,900
Change in Contingent Consideration Liability	10,125,390	—
Stock Based Compensation Expense	1,866,225	112,837
Accrued Interest on Notes Payable - Related Party	—	1,183
Accretion of Discount on Notes Payable	—	11,997
Accrued Interest on Notes Receivable	—	(10,874)
CHANGES IN ASSETS AND LIABILITIES:
Other Receivables	119,773	119,277
Prepaid Expenses/Deposits	12,671	12,026
Accounts Payable	(52,882)	263,843
Accounts Payable – Related Party	—	—
Accrued Expenses	817,578	(210,050)

NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES	(3,550,914)	(994,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash held in escrow	—	(4,811,766)
Notes receivables	—	(250,799)
Purchase of property and equipment	(640,544)	—
NET CASH USED IN INVESTING ACTIVITIES	(640,544)	(5,062,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from advances to purchase common shares	—	3,211,411
Proceeds from exercise of options by related party	1,700,000	1,601,029
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,700,000	4,812,440

Gain (Loss) on Currency Translation	130,833	(390,833)

NET CHANGE IN CASH	(2,360,625)	(1,635,583)

CASH, BEGINNING OF PERIOD	15,600,865	3,941,712

CASH, END OF PERIOD	$13,240,240	$2,306,129

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$—	$—
Income Taxes	$—	$—
Non-cash investing and financing Activities:
Contingent Shares issued in connection with Acquisition Agreement	$9,415,388	$—
Amortization of discount on Convertible Notes Payable	$—	$11,997
Disposition of fully depreciated assets	$231,174	$—
Convertible notes payable converted to 183,356 common shares	$—	$293,370

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2018 and 2017 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2018 audited financial statements. The results of operations for the periods ended December 31, 2018 and December 31, 2017 are not necessarily indicative of the operating results for the full year.

Business and Basis of Presentation – Enochian BioSciences, Inc., formerly DanDrit Biotech USA, Inc. (“Enochian”, or “Registrant”, and together with its subsidiaries, the “Company”, “we” or “us”) engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the treatment of HIV and cancer in humans. The Registrant was originally incorporated in the State of Delaware on January 18, 2011. On March 2, 2018, the Registrant amended its articles of incorporation changing the name of the Company to Enochian BioSciences, Inc.

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

DanDrit BioTech ApS, a Danish corporation was incorporated on April 1, 2001 (“DanDrit Denmark”) and is a 100% owned subsidiary of the Registrant (subject to 86,490 shares of common stock of DanDrit Denmark or 2.20% of outstanding shares to be acquired with the 129,596 shares of common stock of the Registrant (“Common Stock”) held in escrow according to Danish law (the “Escrow Shares”)). DanDrit Denmark engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the treatment of cancer in humans. On November 15, 2018, the Company changed the name of DanDrit BioTech ApS to Enochian BioSciences Denmark ApS.

 Acquisition of Enochian Biopharma- On January 12, 2018, the Registrant, DanDrit Acquisition Sub, Inc., (“Acquisition Sub”), Enochian Biopharma and Weird Science, LLC (“Weird Science”) entered into an agreement to acquire Enochian Biopharma (the “Acquisition Agreement”), pursuant to which on February 16, 2018, Enochian Biopharma became a wholly owned subsidiary of the Registrant (the “Acquisition”). As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of the Common Stock of the Registrant and (ii) the right to receive earn-out shares of Common Stock (“Contingent Shares”) pro rata upon the exercise or conversion of warrants which were outstanding at closing. As of June 30, 2018, 6,488,122 Contingent Shares are contingently issuable in connection with the Acquisition of Enochian Biopharma. On December 27, 2018, 1,307,693 Contingent Shares were issued to the stockholders of Enochian Biopharma in accordance with the Acquisition Agreement. At December 31, 2018, 5,180,429 Contingent Shares remained unissued.

Year End – In June 2015, DanDrit USA’s Board of Directors (the “Board”) approved a change to its fiscal year end from December 31 to June 30.

Consolidation — For the three months and six months ended December 31, 2018 and 2017, the consolidated financial statements include the accounts and operations of the Registrant, Enochian BioSciences Denmark ApS, and Enochian Biopharma. All material inter-company transactions and accounts have been eliminated in the consolidation.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Functional Currency / Foreign currency translation — The functional currency of Enochian BioSciences Denmark ApS is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during periods ended December 31, 2018, June 30, 2018 and December 31, 2017. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statements of operations as incurred.

Cash and Cash Equivalents —The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured States amounts at December 31, 2018 and June 30, 2018 of $12,990,240 and $15,350,865 respectively.

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

The carrying value of goodwill at December 31, 2018, was $11.64 million. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use is their respective fair values.

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

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of the HIV and cancer therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV and cancer. Research and development expenses for the three months ended December 31, 2018 and 2017, respectively amounted to $788,968 and $219,969, respectively and for the six months ended December 31, 2018 and 2017, amounted to $1,282,523 and $373,621, respectively.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes.

Loss Per Share — The Company calculates earnings/(loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three and six months ended December 31, 2018 and December 31, 2017, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 5,583,520 potential shares of Common Stock excluded from the Diluted EPS calculation as of December 31, 2018.

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

The following table sets forth the liabilities at December 31, 2018, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Contingent Consideration Liability	$23,601,000	$-	$-	$23,601,000

The roll forward of the contingent consideration liability is as follows:

Balance June 30, 2018	$22,891,000
Fair value adjustment	710,000
Balance December 31, 2018	$23,601,000

Stock Options and Warrants - The Company has granted stock options to certain employees, officers and directors that were subsequently converted to Grant Warrants (see Note 5). During the three and six month periods presented in the accompanying condensed consolidated financial statements, the Company has granted stock options and warrants. The Company accounts for options and warrants in accordance with the provisions of FASB ASC Topic 718, Compensation - Stock Compensation. Non-cash compensation costs for the vesting of options and warrants granted to officers, board members, employees and consultants for the three months ended December 31, 2018 and 2017 were $1,780,059 and $0, respectively, and for the six months ended December 31, 2018 and 2017 were $1,866,225 and $112,837, respectively.

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

 Reclassification—There are no reclassifications for the periods presented.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2018 and June 30, 2018:

		December 31,	June 30,
	Useful Life	2018	2018
Lab Equipment and Instruments	4-7	$417,113	$202,197
Leasehold Improvements	10	194,778	_
Furniture Fixtures and Equipment	4-7	58,653	58,977
Total		670,544	261,174
Less Accumulated Depreciation		(15,714)	(233,772)
Net Property and Equipment		$654,830	$27,402

Depreciation expense amounted to $11,605 and $13,117 for the three and six months ended December 31, 2018, respectively, and $0 for both the three months and six months ended December 31, 2017.

   ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 3 — DEFINITE-LIFE INTANGIBLE ASSETS

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

At December 31, 2018 and June 30, 2018, definite and indefinite-life intangible assets consisted of the following:

	Useful Life	December 31, 2018	Period Change	Effect of Currency Translation	June 30, 2018
Patents	20 Years	$304,440	—	$(6,528)	$310,968
License Agreement	20 Years	154,824,000	—	—	154,824,000

Goodwill		11,640,000	—	—	11,640,000
Total		166,768,440	—	(6,528)	166,774,968
Less Accumulated Amortization		(6,872,959)	(3,841,999)	8,459	(3,039,509)
Net Definite-Life Intangible Assets		$159,895,481	(3,841,999)	(2,021)	$163,735,459

At December 31, 2018 the expected future amortization expense for the years ended are as follows:

Year ending June 30,
2019	3,923,340
2020	7,756,790
2021	7,756,790
2022	7,756,790
2023	7,756,790
Thereafter	113,304,981

$148,255,481

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

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — LEASES

Operating Leases — On November 13, 2017, the Registrant entered into a Lease Agreement for a term of five years and two months from November 1, 2017 (the “Term”) with Plaza Medical Office Building, LLC, a California limited liability company (the “Landlord”), as landlord, pursuant to which the Registrant agreed to lease from the Landlord certain premises (the “Leased Premises”) located in Los Angeles.

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

For the three and six months ended December 31, 2018, lease expense charged to general and administrative expenses amounted to $166,621 and $168,848, respectively, and $0 and $1,450 for the three and six months ended December 31, 2017.

Below are the lease commitments for the next 10 years:

Year Ending June 30th	Lease Expense
2019	127,484
2020	267,140
2021	275,154
2022	283,408
2023 and thereafter	1,224,943
Total	$2,178,129

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 5 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Registrant has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. At December 31, 2018, and June 30, 2018 there were zero shares issued and outstanding.

Common Stock — The Registrant has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. At December 31, 2018, and June 30, 2018, there were 38,789,310 and 36,163,924 shares issued and outstanding, respectively.

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

Common Stock Issuances — On December 27, 2018, the Company issued 1,307,693 shares in exchange for an equal number of warrants exercisable at $1.30. Proceeds received by the Company amounted to $1.7 million. In addition, on December 27, 2018, the Company issued 1,307,693 common shares to the stockholders of Enochian Biopharma in accordance with the Acquisition Agreement. These Contingent Shares were valued at the closing market stock price of $7.20 per share. The Company recorded a charge of $9.4 million to change in fair value of contingent consideration.

Acquisition of EBI / Contingently issuable shares — On February 16, 2018, the Acquisition was completed when the Acquisition Sub merged with and into Enochian Biopharma, with Enochian Biopharma as the surviving corporation. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive Contingent Shares pro rata upon the exercise or conversion of warrants which were outstanding at closing. At December 31, 2018, 5,180,429 Contingent Shares are issuable in connection with the Acquisition of Enochian Biopharma.

Recognition of Options

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Enochian Biosciences Inc.
Expected term (in years)	3-10
Volatility	94.37-98.15%
Risk free interest rate	3.06-3.23%
Dividend yield	0%

The Company recognized stock-based compensation expense (excluding other non-cash compensation expense) related to the options of $1,780,059 and $0 for the three months ended December 31, 2018 and 2017, respectively, and $1,866,225 and $112,837 for the six months ended December 31, 2018 and 2017, respectively. At December 31, 2018, the Company had approximately $298,689 of unrecognized compensation cost related to non-vested options.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ EQUITY (Continued)

Acquisition of DanDrit Denmark —   At December 31, 2018 and June 30, 2018, the Registrant maintained a reserve of 129,596 Escrow Shares, respectively, all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the 86,490 and 123,464 shares held by non-consenting shareholders of DanDrit Denmark at December 31, 2018 and 2017, respectively, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. During the year ended June 30, 2018, the Registrant issued 55,457 shares of Common Stock to such non-consenting shareholders of DanDrit Denmark. On November 15, 2018, the Company changed the name of DanDrit BioTech ApS to Enochian BioSciences Denmark ApS.

Stock Grants -On September 15, 2016, the Board granted the right to acquire 300,000 shares of Common Stock at a strike price of $2.00 per share in what the Board originally described as “options” (the “Grants”) to each of Eric Leire, APE Invest A/S for Aldo Petersen and N.E. Nielson in consideration of their service to the Registrant. These Grants vested immediately and expire on December 31, 2019. In October of 2017, the Registrant issued warrants to APE Invest A/S and N.E. Nielsen, and in January 2018, the Registrant issued a warrant to Eric Leire (each a “Grant Warrant” collectively the “Grant Warrants”) to evidence the Grants for an aggregate of 900,000 Grant Warrants.

Grant Warrants/ Plan Options

On February 6, 2014, the Board adopted the Registrant’s 2014 Equity Incentive Plan (the “Plan”), and the Registrant has reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the Plan. To date the Registrant has granted options under the Plan (“Plan Options”) to purchase 403,091 shares of Common Stock.

On September 19, 2018 the Company increased the compensation of the Board’s existing independent directors who are members of committees of the Board to $60,000 per year, along with an increase of the annual compensation to the Chair of the Audit Committee to $15,000 per year and the addition of cash retainers in the amount of $7,500, $5,000 and $4,000 to the members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, respectively. In addition, the Company granted additional options to the existing independent directors who are members of committees of the Board to increase their non-cash compensation to $75,000 per annum. All newly granted options will have exercise prices as of the market price of the Company’s common stock on the date of grant.

On October 30, 2018, the Company granted options to a new independent director in the amount of $75,000, with a three-year vesting period and exercisable at the market price of the Company’s common stock on the date of grant.

On November 21, 2018, the Company granted 300,000 fully vested options to the newly named Executive Vice Chair of the Board exercisable at the market price of the Company’s common stock on the date of grant.

A summary of the status of the Plan Options and Grant Warrants outstanding at December 31, 2018 is presented below:

Options Outstanding				Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	$8.00	69,235	9.32	$8.00	-	-
	5.74	15,679	9.72	5.74	-	-
	3.95	5,064	9.54	3.95	-	-
	2.00	650,000	1.00	2.00	650,000	2.00
	5.72	13,113	9.84	5.72	-	-
	$6.50	300,000	9.90	$6.50	300,000	$6.50
Total	-	1,053,091	4.36	$3.79	950,000	$3.42

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the Plan Options and the Grant Warrants at December 31, 2018 and changes during the period are presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	690,621	$2.00	2.50	$-
Granted	362,470	6.52	10	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	1,053,091	$3.79	4.36	$3,451,984
Vested and expected to vest	950,000	$3.42	3.81	$3,400,000
Exercisable end of period	950,000	$3.42	3.81	$3,400,000

At December 31, 2018, all Grant Warrants are exercisable, and 300,000 Plan Options are exercisable. The total intrinsic value of options at December 31, 2018 was $3,435,006.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) at December 31, 2018 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the status of shares of Common Stock which can be purchased underlying the warrants outstanding at December 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period	5,838,122	$1.33	-
Granted	-	-	-
Exercised	(1,307,693)	-	1.30
Cancelled/Expired	-	-	-
Outstanding at end of period	4,530,429	$1.30	3.38
Exercisable end of period	4,530,429	$1.30	3.34

	Equivalent Shares Underlying Warrants Outstanding			Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	4,505,429	3.37	$1.30	4,505,429	$1.30
$8.00	25,000	2.12	$8.00	25,000	$8.00

Total	4,530,429	3.37	$1.34	4,530,429	$1.34

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

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Consulting Agreements – On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech is entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. G-Tech is controlled by certain members of Weird Science. For the three and six months ended December 31, 2018, $375,000 and $750,000, respectively, was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement.

On February 16, 2018, the Registrant entered into a consulting agreement with Carl Sandler, a board member and shareholder of the Registrant (through his holdings in Weird Science) for services related to clinical development and new business opportunities. In consideration for services actually rendered, the Registrant paid $10,000 per month for 6 months. For the three and six months ended December 31, 2018, Carl Sandler was paid $0 and $15,000, respectively, for consulting services. The agreement with Mr. Sandler terminated pursuant to its terms on August 16, 2018. This amount was charged to consulting expenses in our Condensed Consolidated Statements of Operations.

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

Employment Agreements - The Company had an employment agreement with Eric Leire, the Chief Executive Officer with a base compensation of $313,775. The Company had a services agreement with Crossfield, Inc. an entity controlled by Robert Wolfe, the Chief Financial officer with a base compensation of $240,000. The Company maintains employment agreements with other staff in the ordinary course of business.

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

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — RELATED PARTY TRANSACTIONS

On September 15, 2016, the Registrant recorded $626,487 in stock-based compensation for the grant of 900,000 Grant Warrants to employees, officers, and certain directors of the Registrant, which were fully vested upon grant, to purchase shares of Common Stock at $2.00 per share and expire on December 31, 2019. The Grant Warrants contain certain anti-dilution provisions applicable in the discretion of the Company. At December 31, 2019, there were 650,000 Grant warrants outstanding.

On December 29, 2017, the Registrant entered into a consulting agreement with RS Group ApS, a company owned and controlled by 2 directors, for consulting services from October 1, 2017 through March 31, 2018. In consideration for the consulting services in connection with the negotiation and structuring of the acquisition of Enochian Biopharma, the Registrant paid RS Group ApS $367,222.

On February 16, 2018, the Registrant entered into a consulting agreement with Carl Sandler, who subsequently became a board member and shareholder of the Registrant (through his holdings in Weird Science) for services related to clinical development and new business opportunities. In consideration for services actually rendered, the Registrant paid $10,000 per month for 6 months. For the three and six months ended December 31, 2018, Carl Sandler was paid $15,000 and $0, respectively, for consulting services. The agreement with Mr. Sandler terminated pursuant to its terms on August 16, 2018. This amount was charged to consulting expenses in our Condensed Consolidated Statements of Operations.

 On July 9, 2018, the Company entered into the G-Tech Agreement. G-Tech is entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. G-Tech is controlled by certain members of Weird Science. For the three and six months ended December 31, 2018, $375,000 and $750,000, respectively, was charged to research and development expenses in our Condensed Consolidated Statements of Operations.

NOTE 8 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. The following subsequent events occurred:

On January 4, 2019, the Company entered into a consulting agreement, effective July 28, 2018, with DCA Advisory Services, LLC (“DCA”). The agreement is for advisory and management services related to all Intellectual Property (IP) activities, as well as business development and strategic advice at a monthly fee of $12,500. DCA is wholly owned by Christine Mikail, a shareholder of Enochian Biosciences, Inc. No services were rendered for this agreement until after January 4, 2019.

On January 7, 2019, the Company’s Board of Directors announced that the operations of the Company would be led by Dr. Mark Dybul as the Executive Vice-Chair of the Board. Dr. Dybul had previously served as Chair of the Company’s Scientific Advisory Board beginning in August of 2017, and as a director since February 2018.

On January 7, 2019, the Board notified Dr. Eric Leire of his termination as Chief Executive Officer of the Company, effective immediately.

Effective January 7, 2018, the Company hired Luisa Puche as its full-time Chief Financial Officer to support the Company’s growth as an exchange listed Company. Following the appointment of Ms. Puche, on January 9, 2019 the Company terminated the consulting agreement between its wholly-owned subsidiary Enochian BioSciences Denmark ApS and Crossfield, Inc. for the services of Robert Wolfe as part-time Chief Financial Officer of the Company.

The Company has recorded 377,000 in severance payments related to the foregoing terminations as accrued expenses as of December 31, 2018.

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

Our Business

We are a pre-clinical stage biotechnology company committed to using our genetically modified cellular and immune-therapy technologies to prevent or potentially cure HIV and to potentially provide life-long cancer remission of some of the deadliest cancers. We do this by genetically modifying, or re-engineering, different types of cells, depending on the therapeutic area, and then injecting or reinfusing the re-engineered cells back into the patient to provide treatment. In some of our interventions, immunotherapy is used.

Human Immunodeficiency Virus, or HIV, and Acquired Immunodeficiency Syndrome, or AIDS

HIV attacks the body’s own immune system, specifically killing off CD4+ cells, or T-cells. Left untreated, HIV reduces the number of T-cells in the body, leading to AIDs, a condition where the body cannot fight off common infections and disease.

Currently there are over 30 antiretroviral drugs, or ART, approved by the FDA to treat HIV patients but these drugs are expensive, require daily adherence and can have significant side effects over time. In addition, approximately 1 million people, including in high-income countries, continue to die from HIV/AIDS due to resistance to ART or lack of access. Today there are no treatments which can eliminate the reservoir of cells that contain HIV from the body. In other words, treatment is life-long.

There have been several efforts to cure HIV by re-engineering a person’s own T-cells so that such cells no longer express C-C chemokine receptor type 5, also known as CCR5, which is an essential co-receptor for HIV to enter T-cells. A mutation that blocks expression of CCR5 on T-cells occurs in a small percentage of people with no known adverse effects. The “Berlin patient” is an HIV-positive person who developed cancer and was treated with a bone marrow transplant with cells derived from a person with a naturally occurring deletion of CCR5. The Berlin patient seems to be effectively cured from HIV. Therefore, several researchers and companies have attempted to replicate the experience of the Berlin patient by genetically modifying the T-cells of HIV-positive patients and reinfusing them with T-cells that do not express CCR5. However, the uptake, or engraftment of the modified, reinfused cells has not been optimal, leading to a failure to achieve a cure. In addition, the transplant conditioning that has been used is myeloablative chemotherapy, wiping out the patient’s immune system, which has inherent risks and can have long term side-effects including the risk of developing cancer.

ENOB-HV-01 is a novel, proprietary approach with the potential to overcome the failures of recent efforts. The intervention: 1) provides gene-modified, reinfused cells with a competitive advantage over non-modified cells in the HIV-positive person, with the potential to significantly increase engraftment; and 2) avoids the need for myeloablative chemotherapy and, in fact, could potentially be given on an outpatient basis.

We also plan to develop ENOB-HV-11 and ENOB-HV-12 that will utilize a novel cellular- and immunotherapy approach to potentially provide for a preventative vaccine and a therapeutic vaccine, respectively.

Cancer

Based on learning from peer-reviewed publications of Phase I/IIa trials we have designed an innovative therapeutic vaccination platform that could potentially be used to induce life-long remissions from some of the deadliest solid tumors. We plan to initially target pancreatic cancer, triple negative breast cancer, glioblastoma, and renal cell carcinoma. The platform might also allow for non-specific immune enhancement that could have impact against a broad array of solid tumors. As with HIV, our approach would potentially allow for outpatient therapy without ablating or significantly impairing the patient’s immune system, as many current approaches require.

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

Recent Developments

On January 7, 2019, the Company’s Board of Directors announced that the operations of the Company would be led by Dr. Mark Dybul as the Executive Vice-Chair of the Board. Dr. Dybul had previously served as Chair of the Company’s Scientific Advisory Board beginning in August of 2017, and as a director since February of 2018.

On January 7, 2019, the Board notified Dr. Eric Leire of his termination as Chief Executive Officer of the Company, effective immediately.

Effective January 7, 2018, the Company hired Luisa Puche as its full-time Chief Financial Officer to support the Company’s growth as an exchange listed Company. Following the appointment of Ms. Puche, on January 9, 2019 the Company terminated the consulting agreement between its wholly-owned subsidiary Enochian BioSciences Denmark ApS and Crossfield, Inc. for the services of Robert Wolfe as part-time Chief Financial Officer of the Company.

On December 5, 2018, the Company received confirmation that its application to list the Company’s common stock on the NASDAQ Capital Market was approved by the NASDAQ Stock Market. On December 10th , the Company’s common stock began trading under the ticker symbol “ENOB”.

On October 30, 2018, the Board increased its size from 6 to 7 members and appointed Mr. Debruyne as a director, whom is considered independent under the listing standards of the Nasdaq Capital Market.

On July 18, 2018 the Company appointed David Hardy, MD to its Scientific Advisory Board (SAB). In connection with his appointment to the SAB, Dr. Hardy will be paid $30,000 per year and received options valued at $30,000 under the Company’s Equity Incentive Plan, vesting yearly over three years.

On July 9, 2018, the Company entered into a consulting agreement with G-Tech to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases). G-Tech is entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. G-Tech is controlled by certain members of Weird Science.

On April 9, 2018, the Company announced the appointment of Hans-Peter Kiem to its Scientific Advisory Board (“SAB”).

On March 22, 2018, the Board established an Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee each comprised solely of independent directors. The Audit Committee is chaired by Ms. Evelyn D’An, who qualifies as an audit committee financial expert under the listing standards of the NASDAQ Capital Market; the Nominating and Corporate Governance Committee is chaired Luc Dubryne; and the Compensation Committee is chaired by Mr. James Sapirstein.

On March 6, 2018, the Board increased its size from 4 to 6 members and appointed Mr. Sapirstein and Ms. D’An as directors, each of whom is considered independent under the listing standards of the Nasdaq Capital Market; and

On February 28, 2018, the Board increased its size from 2 to 4 members and appointed Carl Sandler, formerly the Chief Executive Officer of Enochian Biopharma, and Dr. Dybul.

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

On November 15, 2018, the Company changed the name of DanDrit BioTech ApS to Enochian BioSciences Denmark ApS.

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

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from shareholders, the issuance of convertible notes (which over time have all been converted into shares of Common Stock) and the sale of our Common Stock and warrants. At this time, we believe we have sufficient liquidity to fund our operations for the next twelve months.

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

As of December 31, 2018, the Company had $13,240,240 in cash and working capital of $11,755,526 as compared to $15,600,865 in cash and working capital of $14,888,293 as of June 30, 2018, a decrease of 15% and 21%, respectively.

Following is a summary of the Company’s cash flows (used in) provided by operating, investing, and financing activities:

	Six Months Ended December 31, 2018	Six Months Ended December 31, 2017
Net Cash Provided by (Used by) Operating Activities	$3,550,914	$(994,575)
Net Cash (Used by) Investing Activities	(640,544)	(5,062,565)
Net Cash Provided by Financing Activities	1,700,000	4,811,766
Gain (Loss) on Currency Translation	130,833	(390,883)
Net (Decrease) in Cash and Cash Equivalents	$(2,360,625)	$(1,635,583)

Results of Operations for the three months and six months ended December 31, 2018 compared to the three months and six months ended December 31, 2017

The following table sets forth our revenues, expenses and net loss for the three and six months ended December 31, 2018 and December 31, 2017. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$-

Cost of Goods Sold	-	-	-	-

Gross profit (Loss)	-	-	-	-

Operating Expenses
General and Administrative Expenses	1,767,321	668,231	2,933,029	956,947
Stock-Based Compensation Expense	1,780,059	-	1,866,225	112,837
Research and Development Expenses	788,968	219,969	1,282,523	373,621
Depreciation and Amortization	1,896,554	3,954	3,855,116	7,900
Consulting Expenses	32,275	388,888	94,760	456,098
Total Operating Expense	6,265,627	1,281,042	10,031,653	1,907,403

LOSS FROM OPERATIONS	(6,265,627)	(1,281,042)	(10,031,653)	(1,907,403)

Other Income (Expense)
Change in Fair Value of Contingent Consideration	(11,593,390)	-	(10,125,390)	-
Interest (Expense)	(43)	-	(87)	(62)
Interest (Expense) – Related Party	-	(12,289)	-	(13,181)
(Loss) Gain on Currency Transactions	(169,483)	209,023	(201,461)	596,432
Interest and Other Income	36,992	6,028	63,807	14,928
Total Other (Expense) Income	(11,725,924)	202,762	(10,263,131)	598,117

Loss Before Income Taxes	(17,991,551)	(1,078,280)	(20,294,784)	(1,309,286)

Income Benefit	-	(1,934)	_-_	(6,572)

NET LOSS	$(17,991,551)	$(1,076,346)	$(20,294,784)	$(1,302,714)

BASIC AND DILUTED LOSS PER SHARE	$(0.50)	$(0.08)	$(0.56)	$(0.10)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	36,172,403	13,847,118	36,229,259	12,711,029

Revenues

Revenues from operations for the six months ended December 31, 2018, and December 31, 2017 were $0 and $0, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the six months ended December 31, 2018, and December 31, 2017, respectively.

Gross profit (Loss)

Gross profit for the six months ended December 31, 2018, and December 31, 2017 was $0 and $0, respectively.

Expenses

Our operating expenses for the three months ended December 31, 2018, and December 31, 2017 were $6,265,627 and $1,281,042, respectively, representing an increase of $4,984,585, or approximately 389.1%. The largest contributors to the increase in operating expenses were the increase in depreciation and amortization associated with the amortization of intellectual property rights acquired in the Acquisition of Enochian BioPharma, the increase in stock based compensation, and the increase in general and administrative expenses related to the development of the Company’s infrastructure to support the scientific platforms and an increase in R&D as we continue to develop and innovate our HIV and cancer platforms.

Our operating expenses for the six months ended December 31, 2018, and December 31, 2017 were $10,031,653 and $1,907,403, respectively, representing an increase of $8,124,250, or approximately 425.9%. The largest contributors to the increase in operating expenses were the increase in depreciation and amortization associated with the amortization of intellectual property rights acquired in the Acquisition of Enochian Biopharma, the increase in general and administrative expenses related to the development of the Company’s infrastructure to support our scientific platforms, the increase in stock based compensation and an increase in R&D as we continue to develop and innovate our HIV and cancer platforms.

 General and administrative expenses for the three months ended December 31, 2018 and 2017 were $1,767,321 and $668,231, respectively, representing an increase of $1,099,090 or 164.5%. The increase in general and administrative expenses is primarily due to costs related to security of $342,377 compensation expense of $677,343, board committee fees of $218,282 and filing fees of $83,675.

General and administrative expenses for the six months ended December 31, 2018, and December 31, 2017 were $2,933,029 and $956,947, respectively, representing an increase of $1,976,082, or approximately 206.5%. The increase in general and administrative expenses is primarily due to the costs related to security expenses of $462,803, compensation expenses of $927,328, board and committee fees of $256,418 and filing fees of $86,938.

Research and development expenses for the three months ended December 31, 2018 and December 31, 2017 were $788,968 and $219,969, respectively, representing an increase of $568,999 or approximately 258.7%. The increases in research and development expenses are attributable to expenditures related to the development of studies for our genetically modified cellular and immune-therapy technologies.

Research and development expenses for the six months December 31, 2018, and December 31, 2017 were $1,282,523 and $373,621, respectively, representing an increase of $908,902 or approximately 243.3%. The increases in research and development expenses are attributable to expenditures related to the development of and studies for our genetically modified cellular and immune-therapy technologies.

Depreciation and amortization for the three months ended December 31, 2018, and December 31, 2017, were $1,896,554 and $3,954, respectively, representing an increase of $1,892,600. The significant increase in depreciation and amortization expenses is related to the amortization of intellectual property rights acquired in the Acquisition of Enochian Biopharma.

Depreciation and amortization expenses for the six months ended December 31, 2018, and December 31, 2017, were $3,855,116 and $7,900, respectively, representing an increase of $3,847,216. The significant increase in depreciation and amortization expenses is related to the amortization of intellectual property rights acquired in the Acquisition of Enochian Biopharma.

Other (expense) income for the three months ended December 31, 2018, and December 31, 2017, was ($11,725,924) and $202,762, respectively, representing an increase of $11,928,686. The significant increase in other expense is mainly attributable to the change in fair value of the contingent consideration liability of $11,593,390. This contingent consideration is related to the Contingent Shares in connection with the Acquisition of Enochian Biopharma.

Other (expenses) income for the six months ended December 31, 2018, and December 31, 2017, was ($10,263,131) and $598,117, respectively representing an increase of ($10,861,248). This significant increase in other expense is mainly attributable to the change in fair value of the contingent consideration of $10,125,390. This contingent consideration is related to the Contingent Shares in connection with the Acquisition of Enochian Biopharma.

Net Loss

Net loss for the three months ended December 31, 2018, and December 31, 2017, was ($17,991,551) or ($0.50) per share and ($1,076,346) or ($0.08) per share, respectively, representing an increase in loss of ($16,915,205). The net increase in loss was primarily due to the increase in the general and administrative expense, and depreciation and amortization related to the Acquisition of Enochian Biopharma, which took place in February 2018, and the development of and studies for our genetically modified cellular and immune-therapy technologies, and the additional shares issued as part of the “earn-out” related to the acquisition.

Net loss for the six months December 31, 2018, and December 31, 2017, was ($20,294,784) or ($0.56) per share and ($1,302,714) or ($0.10) per share, respectively, representing an increase in loss of $18,992,070. The net increase in loss was primarily due to the increase in the general and administrative expense and depreciation and amortization related to the Acquisition of Enochian Biopharma, which took place in February 2018, and the development of and studies for our genetically modified cellular and immune-therapy technologies, and the additional shares issued as contingent consideration related to the Acquisition of Enochian Biopharma.

 Cash Flows

Cash provided (used) by operating activities for the six months ended December 31, 2018, and December 31, 2017 was ($3,550,914) and ($994,575), respectively. Cash provided by operating activities in 2018 included several significant non-cash items that are added back to the net loss. These consisted of $3,855,115 of amortization related to our license agreement, a $10,125,390 non-cash charge related to the fair market valuation of the contingent consideration liability and $1,866,225 non-cash stock-based compensation related the Black-Scholes valuation of our outstanding options. In addition, we received $1,700,000 of proceeds from stock issuances. The net impact of these more significant items and few others represents a decrease in cash of $2,360,625.

The decrease in cash is primarily attributable to $1,257,528 in research and development costs, security expenses of $462,803 and compensation and benefit expenses of $927,328.

For the six months ended December 31, 2017, cash used by operating activities amounted to $994,575 and was primarily attributable to fund raising efforts of the Company and the operations of our Danish subsidiary Enochian BioSciences Denmark, formerly named Dandrit Denmark.

Assets

Total assets at December 31, 2018 were $173,956,807 compared to $179,662,426 as of June 30, 2018. Total current liabilities increased to $1,638,420 at December 31, 2018 compared to $873,722 as of June 30, 2018. The decrease in total assets and increase in total current liabilities were mainly due to the growth in the Company as we continue to build the administrative and clinical infrastructure to support the development of and studies for our genetically modified cellular and immune-therapy technologies.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three and six months ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Date: February 13, 2019	ENOCHIAN BIOSCIENCES, INC.

	By:	/s/ Mark Dybul
Mark Dybul
Executive Vice Chair
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)

