Form 10-Q
period 2019-03-31
Enochian Biosciences Inc
filed 2019-05-16
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-38758

Enochian Biosciences, Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2259340
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Enochian Biosciences, Inc.

2080 Century Park East, Suite 906

Los Angeles, CA 90067

+1(786) 888-1685

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	ENOB	The Nasdaq Stock Market LLC

As of May 16, 2019, the number of shares of the registrant’s common stock outstanding was 38,789,310.

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

The results for the period ended March 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2018, filed with the Securities and Exchange Commission on October 1, 2018, as amended.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2019	2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$10,272,198	$15,600,865
Other receivables	1,941	122,866
Prepaid expenses	232,383	38,284
Total Current Assets	10,506,522	15,762,015

Property and Equipment, Net	743,522	27,402

OTHER ASSETS
Definite Life Intangible Assets, Net	146,277,564	152,095,459
Deposits	138,084	137,550
Goodwill	11,640,000	11,640,000
Total Other Assets	158,055,648	163,873,009

TOTAL ASSETS	$169,305,692	$179,662,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts Payable – Trade	$1,035,329	$571,809
Accounts Payable - Related Party	235,000	235,000
Accrued Expenses	248,799	66,913
Total Current Liabilities	1,519,128	873,722

Contingent Consideration Liability	23,818,000	22,891,000

Total Liabilities	$25,337,128	$23,764,722

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares
authorized; no shares issued and outstanding
Common stock, par value $0.0001, 100,000,000 shares authorized, 38,789,310 shares issued and outstanding at March 31, 2019; 36,163,924 issued and outstanding
at June 30, 2018	$3,878	$3,616
Additional Paid-In Capital	206,361,883	193,283,798
Accumulated Deficit	(62,596,019)	(37,595,389)
Other Comprehensive Income	198,822	205,679
Total Stockholders’ Equity	143,968,564	155,897,704

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	169,305,692	179,662,426

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended		Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenues	$—	$—	$—	$—

Cost of Goods Sold	$—	$—	$—	$—

Gross profit (Loss)	$—	$—	$—	$—

Operating Expenses
General and Administrative Expenses	1,951,685	1,979,609	6,750,939	3,049,393
Research and Development Expenses	730,255	137,916	2,012,778	511,537
Depreciation and Amortization	1,979,701	761,250	5,834,817	769,150
Consulting Expenses	—	359,783	94,760	815,881
Total Operating Expense	$4,661,641	$3,238,558	$14,693,294	$5,145,961

LOSS FROM OPERATIONS	$(4,661,641)	$(3,238,558)	$(14,693,294)	$(5,145,961)

Other Income (Expense)
Change in Fair Value of Contingent Consideration	(217,000)	—	(10,342,390)	—
Interest Income (Expense)	(43)	1,183	(130)	(12,060)
Interest Income (Expense) – Related Party	—	183,511	—	779,943
Gain (Loss) on Currency Transactions	164,114	87,817	(37,347)	87,817
Interest and Other Income	8,724	1,153	72,531	16,081
Total Other (Expense) Income	(44,205)	273,664	(10,307,336)	871,781

Loss Before Income Taxes	(4,705,846)	(2,964,894)	(25,000,630)	(4,274,180)

Income Tax Benefit	$—	$(4,729)	$—	$(11,301)

NET LOSS	$(4,705,846)	$(2,960,165)	$(25,000,630)	$(4,262,879)

BASIC AND DILUTED LOSS PER SHARE	$(0.13)	$(0.12)	$(0.67)	$(0.25)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	37,070,152	24,790,153	37,070,152	17,303,255

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

	For the Three Months		For the Nine Months
	Ended		Ended
	March 31,		March 31,
	2019	2018	2019	2018

Net Loss	$(4,705,846)	$(2,960,165)	$(25,000,630)	$(4,262,879)
Foreign Currency Translation, Adjustments	139,710	(235,960)	$(6,857)	$(620,542)

Other Comprehensive Loss	$(4,566,136)	$(3,196,125)	$(25,007,487)	$(4,883,421)

6

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2018	$3,616	$193,283,798	$(37,595,389)	$205,579	$155,897,704
					—
Issuance of Shares	1	39,999			40,000
Stock-Based Compensation		46,166			46,166
Comprehensive Loss					—
Net Loss			(2,303,233)		(2,303,233)
Other Comprehensive Loss					—
Currency Translations, Net of Taxes			—	(91,517)	(91,517)
September 30, 2018	$3,617	$193,369,963	$(39,898,622)	$114,062	$153,589,120

Issuance of Shares	262	11,115,127	—	—	11,111,467
Stock-Based Compensation	—	1,780,060	—	—	1,783,881
Comprehensive Loss					—
Net Loss			(17,991,551)		(17,991,551)
Other Comprehensive Loss					—
Currency Translations, Net of Taxes	—	—	—	224,470	224,470
December 31, 2018	$3,879	$206,265,150	$(57,890,173)	$338,532	$148,717,387

Issuance of Shares			—	—	—
Stock-Based Compensation	—	96,733	—	—	96,733
Stock issued in exchange for services
Stock issued related to conversion of convertible promissory note
Comprehensive Loss					—
Net Loss	—	—	(4,705,846)		(4,705,846)
Other Comprehensive Loss					—
Currency Translations, Net of Taxes	—	—	—	(139,710)	(139,710)
March 31, 2019	$3,879	$206,361,883	$(62,596,019)	$198,822	$143,968,564

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES TO SHAREHOLDERS’ EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2018

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2017	$1,243	$29,622,183	$(28,443,524)	$352,832	$1,532,734
					—
Issuance of Shares	130	1,595,134			1,595,264
Stock-Based Compensation		112,837			112,837
Comprehensive Loss					—
Net Loss			(225,775)		(225,775)
Other Comprehensive Loss					—
Currency Translations, Net of Taxes			—	(255,181)	(255,181)
September 30, 2017	$1,373	$31,330,154	$(28,669,299)	$97,651	$2,759,879
Issuance of Shares	18	299,116			299,134
Stock-Based Compensation					—
Comprehensive Loss					—
Net Loss			(1,076,346)		(1,076,346)
Other Comprehensive Loss					—
Currency Translations, Net of Taxes	—	—	(593)	(129,401)	(129,994)
December 31, 2017	$1,391	$31,629,270	$(29,746,238)	$(31,750)	$1,852,673
Issuance of Shares					—
Stock-Based Compensation					—
Stock issued in exchange for services	2	104,998			105,000
Stock issued related to conversion of convertible promissory note	8	120,292			120,300
Stock issued pursuant to warrants exercised	240	3,294,760			3,295,000
Stock issued pursuant to private placement	167	13,416,873			13,417,040
Stock issued pursuant to Acquistion Agreement	1,808	127,762,629			127,764,437
Comprehensive Loss
Net Loss			(2,960,165)		(2,960,165)
Other Comprehensive Loss					—
Currency Translations, Net of Taxes	—	—		(235,960)	(235,960)
March 31, 2018	$3,616	$176,328,822	$(32,706,403)	$(267,710)	$143,358,325

8

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	March 31,
	2019	2018

NET LOSS	$(25,000,630)	$(4,262,879)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	5,842,448	769,150
Change in Contingent Consideration Liability	10,342,390	—
Stock Based Compensation Expense	1,962,958	217,837
Accrued Interest on Notes Receivable	—	(10,874)
Loss on Forgiveness on Note Receivable	—	457,813
Gain on Forgiveness of Debt, Related Party	—	(87,817)
Accretion of Discount on Notes Payable	—	11,997
CHANGES IN ASSETS AND LIABILITIES:
Other Receivables	120,391	192,507
Prepaid Expenses/Deposits	(194,101)	(11,874)
Accounts Payable	463,520	219,507
Accrued Expenses	181,890	(222,111)
NET CASH USED IN OPERATINGACTIVITIES	$(6,281,134)	$(2,726,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash held in escrow	—	2,067
Notes receivables	—	(250,799)
Purchase of property and equipment	(733,176)	(30,000)
NET CASH USED IN INVESTING ACTIVITIES	$(733,176)	$(278,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock issuances	—	16,712,715
Proceeds from exercise of options by related party	1,700,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	$1,700,000	$16,712,715

(Loss) on Currency Translation	$(14,357)	$(630,548)

NET CHANGE IN CASH	$(5,328,667)	13,076,781

CASH, BEGINNING OF PERIOD	$15,600,865	3,941,712

CASH, END OF PERIOD	$10,272,198	$17,018,493

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Non-cash investing and financing Activities:
Contingent Shares issued in connection with Acquisition Agreement	9,415,388	—
Amortization of discount on Convertible Notes Payable	—	11,997
Stock issued in exchange for services	—	217,837
Convertible notes payable converted to 183,356 common shares	—	401,673
Common stock issued and contingent common shares to acquire EBI	—	127,764,437

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2019 and 2018 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2018 audited financial statements. The results of operations for the periods ended March 31, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

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

Subsidiaries

 Enochian Biopharma Inc. (“Enochian Biopharma”) was incorporated on May 19, 2017 in Delaware and is a 100% owned subsidiary of the Registrant. Enochian Biopharma owns a perpetual, fully paid-up, royalty-free, sub-licensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans (the “Field”). The accompanying financial statements include the accounts of Enochian Biopharma from the date of the acquisition which was completed on February 16, 2018.

Enochian BioSciences Denmark ApS, formerly DanDrit BioTech ApS, a Danish corporation was incorporated on April 1, 2001 (“DanDrit Denmark”) and is a 100% owned subsidiary of the Registrant (subject to 86,490 shares of common stock of DanDrit Denmark or 2.20% of outstanding shares to be acquired with the 129,596 shares of common stock of the Registrant (“Common Stock”) held in escrow according to Danish law (the “Escrow Shares”)). DanDrit Denmark engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the treatment of cancer in humans. On November 15, 2018, the Company changed the name of DanDrit BioTech ApS to Enochian BioSciences Denmark ApS.

 Acquisition of Enochian Biopharma- On January 12, 2018, the Registrant, DanDrit Acquisition Sub, Inc., (“Acquisition Sub”), Enochian Biopharma and Weird Science, LLC (“Weird Science”) entered into an agreement to acquire Enochian Biopharma (the “Acquisition Agreement”), pursuant to which on February 16, 2018, Enochian Biopharma became a wholly owned subsidiary of the Registrant (the “Acquisition”). As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of the Common Stock of the Registrant and (ii) the right to receive earn-out shares of Common Stock (“Contingent Shares”) pro rata upon the exercise or conversion of warrants which were outstanding at closing. As of June 30, 2018, 6,488,122 Contingent Shares are contingently issuable in connection with the Acquisition of Enochian Biopharma. On December 27, 2018, 1,307,693 Contingent Shares were issued to the stockholders of Enochian Biopharma in accordance with the Acquisition Agreement. At March 31, 2019, 5,180,429 Contingent Shares remained unissued. No contingent share activity occurred in the quarter-end March 31, 2019.

Consolidation — For the three months and nine months ended March 31, 2019 and 2018, the consolidated financial statements include the accounts and operations of the Registrant, Enochian BioSciences Denmark ApS, and Enochian Biopharma. All material inter-company transactions and accounts have been eliminated in the consolidation.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Functional Currency / Foreign currency translation — The functional currency of Enochian BioSciences Denmark ApS is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during periods ended March 31, 2019, June 30, 2018 and March 31, 2018. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statements of operations as incurred.

Cash and Cash Equivalents —The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured States amounts at March 31, 2019 and June 30, 2018 of $10,272,198 and $15,600,865 respectively.

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

The carrying value of goodwill at March 31, 2019, was $11.6 million. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of the HIV and cancer therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV and cancer. Research and development expenses for the three months ended March 31, 2019 and 2018, respectively amounted to $730,255 and $137,916, respectively and for the nine months ended March 31, 2019 and 2018, amounted to $2,012,778 and $511,537, respectively.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes.

Loss Per Share — The Company calculates earnings/(loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three and nine months ended March 31, 2019 and 2018, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 5,583,520 potential shares of Common Stock excluded from the Diluted EPS calculation as of March 31, 2019.

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

The following table sets forth the liabilities at March 31, 2019, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Contingent Consideration Liability

The roll forward of the contingent consideration liability is as follows:

Balance June 30, 2018			$ 22,891,000
Fair value adjustment, net			$ 927,000
Balance March 31, 2019			$ 23,818,000

The fair value adjustment, net for the nine months ended March 31, 2019 is comprised of the issuance of contingent shares pursuant to the Acquisition Agreement in the amount of $9,415,390, offset by the change in fair value for the period in the amount of $10,342, 390.

Stock Options and Warrants - The Company has granted stock options to certain employees, officers and directors that were subsequently converted to Grant Warrants (see Note 5). During the three and nine month periods presented in the accompanying condensed consolidated financial statements, the Company has granted stock options and warrants. The Company accounts for options and warrants in accordance with the provisions of FASB ASC Topic 718, Compensation - Stock Compensation. Non-cash compensation costs for the vesting of options and warrants granted to officers, board members, employees and consultants for the three months ended March 31, 2019 and 2018 were $96,733 and $105,000, respectively, and for the nine months ended March 31, 2019 and 2018 were $1,962,958 and $217,837, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective for financial statements in fiscal years beginning after December 15, 2018. The Company is in the process of evaluating the impact of this new guidance, which would take effect at the beginning of the Registrant’s fiscal year on July 1, 2019.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification, as updated. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. As such, the Company adopted these SEC amendments as of this period and has presented the analysis of changes in stockholders’ equity in these interim financial statements for March 31, 2019 and 2018 presented in this Quarterly Report on Form 10-Q. The Company’s adoption of these SEC amendments has no material effect on the Company’s reporting of financial position, results of operations, cash flows or stockholders’ equity.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. For all other entities, the ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual reporting periods beginning after December 15, 2018. The Company’s adoption of these SEC amendments has no material effect on the Company’s reporting of financial position, results of operations, cash flows or stockholders’ equity.

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future financial statements.

 Reclassification— Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — PROPERTY AND EQUIPMENT

	Useful Life	March 31, 2019	June 30, 2018
Lab Equipment and Instruments	4-7	$499,755	$202,197
Leasehold Improvements	10	$194,778	—
Furniture Fixtures and Equipment	4-7	$68,643	$58,977
Total		$763,176	$261,174
Less Accumulated Depreciation		$(19,654)	$(233,772)
Net Property and Equipment		$743,522	$27,402

During the nine-months end March 31, 2019, and 2018, respectively had depreciation expense of $17,056, and $1,101.

The Company disposed of assets valued at $231,174 in the nine months ended March 31, 2019.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 3 — DEFINITE-LIFE INTANGIBLE ASSETS

During February 2018, the Company acquired a License Agreement (as licensee) to the HIV therapy being developed as ENO-1001 which consists of a perpetual, fully paid-up, royalty-free, sub-licensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, and/or amelioration of and/or therapy for HIV in humans, and research and development exclusively relating to HIV in humans (the “License”).

At March 31, 2019 and June 30, 2018, definite and indefinite-life intangible assets consisted of the following:

				Effect of Currency
	Useful Life	March 31, 2019	Period Change	Translation	June 30, 2018
Patents	20 Years	$298,428		$(12,540)	$310,968
License Agreement	20 Years	$154,824,000		$—	$154,824,000

Goodwill		$11,640,000		$—	$11,640,000
Total		$166,762,428	$—	$(12,540)	$166,774,968
Less Accumulated Amortization		$(8,844,864)	$(5,825,392)	$20,037	$(3,039,509)
Net Definite-Life Intangible Assets		$157,917,564	$(5,825,392)	$7,497	$163,735,459

 The Amortization expense for the three and nine months ended March 31, 2019, respectively were $3,860,712 and $5,813,864.

Year ending June 30,
2019	$1,939,187
2020	$7,756,790
2021	$7,756,790
2022	$7,756,790
2023	$7,756,790
Thereafter	$113,311,217

$146,277,564

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

On June 19, 2018, the Registrant entered into a Lease Agreement for a term of ten years from September 1, 2018 with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet. On February 20, 2019, the Registrant entered into an Addendum to the original Lease Agreement with an effective date of December 1, 2019, where it expanded the lease area to include another 1,101 square feet for a total rentable 3,554 square feet. The base rent increases by 3% each year, and ranges from $17,770 per month for the remainder of the first year to $23,186 per month for the tenth year. The Company is entitled to $108,168 in contributions toward tenant improvements.

For the three and nine months ended March 31, 2018, lease expense charged to general and administrative expenses amounted to $62,638 and $236,991, respectively, and $0 and $15,385 for the three and nine months ended March 31, 2018.

Below are the lease commitments for the next 5 years and thereafter:

Year Ending June 30th	Lease Expense
2019	$81,059
2020	$331,787
2021	$341,741
2022	$351,993
2023 and thereafter	$1,672,528
Total	$2,779,108

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ EQUITY

Acquisition of DanDrit Denmark —   At March 31, 2019 and June 30, 2018, the Registrant maintained a reserve of 129,596 Escrow Shares, respectively, all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the 86,490 and 123,464 shares held by non-consenting shareholders of DanDrit Denmark at March 31, 2019 and 2018, respectively, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. During the year ended June 30, 2018, the Registrant issued 55,457 shares of Common Stock to such non-consenting shareholders of DanDrit Denmark. On November 15, 2018, the Company changed the name of DanDrit BioTech ApS to Enochian BioSciences Denmark ApS.

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

On September 19, 2018, the Company increased the compensation of the Board’s existing independent directors who are members of committees of the Board to $60,000 per year, along with an increase of the annual compensation to the Chair of the Audit Committee to $15,000 per year and the addition of cash retainers in the amount of $7,500, $5,000 and $4,000 to the members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, respectively. In addition, the Company granted additional options to the existing independent directors who are members of committees of the Board to increase their non-cash compensation to $75,000 per annum. All newly granted options will have exercise prices as of the market price of the Company’s common stock on the date of grant.

On October 30, 2018, the Company granted options to a new independent director in the amount of $75,000, with a three-year vesting period and exercisable at the market price of the Company’s common stock on the date of grant.

On November 21, 2018, the Company granted 300,000 fully vested options to the newly named Executive Vice-Chair of the Board exercisable at the market price of the Company’s common stock on the date of grant.

No options were granted, exercised or expired during the quarter-ended March 31, 2019.

A summary of the status of the Plan Options and Grant Warrants outstanding at March 31, 2019 is presented below:

Options Outstanding					Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	$ 8.00	69,235	9.07	$ 8.00	12,350	$ 8.00
	5.74	15,679	9.48	5.74	15,679	5.74
	3.95	5,064	9.34	3.95	-	-
	2.00	650,000	0.75	2.00	650,000	2.00
	5.72	13,113	9.59	5.72	-	-
	$ 6.50	300,000	9.65	$ 6.50	300,000	$ 6.50
Total	$ -	1,053,091	4.12	$ 3.79	978,029	$ 3.38

Preferred Stock — The Registrant has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. At March 31, 2019, and June 30, 2018 there were zero shares issued and outstanding.

Common Stock — The Registrant has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. At March 31, 2019, and June 30, 2018, there were 38,789,310 and 36,163,924 shares issued and outstanding, respectively.

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

Acquisition of EBI / Contingently issuable shares — On February 16, 2018, the Acquisition was completed when the Acquisition Sub merged with and into Enochian Biopharma, with Enochian Biopharma as the surviving corporation. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive Contingent Shares pro rata upon the exercise or conversion of warrants which were outstanding at closing. At March 31, 2019, 5,180,429 Contingent Shares are issuable in connection with the Acquisition of Enochian Biopharma.

Common Stock Issuances — On December 27, 2018, the Company issued 1,307,693 shares of Common Stock in exchange for an equal number of warrants exercisable at $1.30. Proceeds received by the Company amounted to $1.7 million. In addition, on December 27, 2018, in accordance with the Acquisition Agreement, the Company issued an equal number of shares , 1,307,693, of Common Stock to the stockholders of Enochian Biopharma. . These Contingent Shares, as defined, were valued at the closing market stock price on date of issuance of $7.20 per share. The Company recorded a charge of $9.4 million to change in fair value of contingent consideration. No Common Stock was issued during the quarter-ended March 31, 2019.

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

Recognition of Options
Enochian Biosciences Inc.
Expected term (in years)	3-10
Volatility	94.37-98.15%
Risk free interest rate	3.06-3.23%
Dividend yield	0%

The Company recognized stock-based compensation expense (excluding other non-cash compensation expense) related to the options of $96,733 and $105,000 for the three months ended March 31, 2019 and 2018, respectively, and $1,962,958 and $217,837 for the nine months ended March 31, 2019 and 2018, respectively. At March 31, 2019, the Company had approximately $201,959 of unrecognized compensation cost related to non-vested options.

A summary of the status of the Plan Options and the Grant Warrants at March 31, 2019 and changes during the the three month period are presented below:

		Weighted Average	Average	Weighted Average
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at beginning of period	1,053,091	3.79	4.36	$3,451,984
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	1,053,091	3.79	4.12	$ 3,392,952
Vested and expected to vest	978,029	3.38	3.52	$ 3,348,725
Exercisable end of period	978,029	3.38	3.52	$ 3,348,725

At March 31, 2019, all Grant Warrants are exercisable, and 328,029 Plan Options are exercisable. The total intrinsic value of options at March 31, 2019 was $3,392,592.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) at March 31, 2019 (for outstanding options), less the applicable exercise price.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — STOCKHOLDERS’ EQUITY (Continued)

Common Stock Purchase Warrants

A summary of the status of shares of Common Stock which can be purchased underlying the warrants outstanding for the three month period at March 31, 2019 is presented below:

				Weighted Average	Weighted Average
			Shares	Exercise Price	Remaining Life

Outstanding at beginning of period			4,530,429	$ 1.34	3.38
Granted			-	-	-
Exercised			-	-	-
Cancelled/Expired			-	-	-
Outstanding at end of period			4,530,429	$ 1.34	3.12
Exercisable end of period			4,530,429	$ 1.34	1.34

	Equivalent Shares	Underlying Warrants	Outstanding	Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weight Average Remaining Contractual Life (years)	Weight Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.30	4,505,429	3.13	$ 1.30	4,505,429	$ 1.30
$ 8.00	25,000	1.88	$ 8.00	25,000	$ 8.00

Total	4,530,429	3.12	$ 1.34	4,530,429	$ 1.34

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

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Consulting Agreements – On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech is entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. G-Tech is controlled by certain members of Weird Science. For the three and nine months ended March 31, 2019, $375,000 and $1,125,000, respectively, was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement.

On February 16, 2018, the Registrant entered into a consulting agreement with Carl Sandler, a board member and shareholder of the Registrant (through his holdings in Weird Science) for services related to clinical development and new business opportunities. In consideration for services actually rendered, the Registrant paid $10,000 per month for 6 months. For the three and nine months ended March 31, 2019, Carl Sandler was paid $0 and $15,000, respectively, for consulting services. The agreement with Mr. Sandler terminated pursuant to its terms on August 16, 2018. This amount was charged to consulting expenses in our Condensed Consolidated Statements of Operations.

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

Employment and Service Agreements - The Company had an employment agreement with Eric Leire, the former Chief Executive Officer with a base compensation of $313,775. The Company also had a services agreement with Crossfield, Inc. an entity controlled by Robert Wolfe, the former acting Chief Financial officer with a base compensation of $240,000. The Company maintains employment agreements with other staff in the ordinary course of business. As of January 7, and 9, 2019, respectively, Eric Leire and Robert Wolfe are no longer with the Company.

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

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — RELATED PARTY TRANSACTIONS

On September 15, 2016, the Registrant recorded $626,487 in stock-based compensation for the grant of 900,000 Grant Warrants to employees, officers, and certain directors of the Registrant, which were fully vested upon grant, to purchase shares of Common Stock at $2.00 per share which expire on December 31, 2019. The Grant Warrants contain certain anti-dilution provisions applicable in the discretion of the Company. At March 31, 2019, there were 650,000 Grant warrants outstanding.

On December 29, 2017, the Registrant entered into a consulting agreement with RS Group ApS, a company owned and controlled by 2 directors, for consulting services from October 1, 2017 through March 31, 2018. In consideration for the consulting services in connection with the negotiation and structuring of the acquisition of Enochian Biopharma, the Registrant paid RS Group ApS $367,222, this amount was charged to consulting expenses in the nine months ended March 31, 2018.

On February 16, 2018, the Registrant entered into a consulting agreement with Carl Sandler, who subsequently became a board member and shareholder of the Registrant (through his holdings in Weird Science) for services related to clinical development and new business opportunities. In consideration for services actually rendered, the Registrant paid $10,000 per month for 6 months. For the three and nine months ended March 31, 2019, Carl Sandler was paid $0 and $15,000, respectively, for consulting services. The agreement with Mr. Sandler terminated pursuant to its terms on August 16, 2018. This amount was charged to consulting expenses in our Condensed Consolidated Statements of Operations.

 Consulting Agreements – On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech is entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. G-Tech is controlled by certain members of Weird Science. For the three and nine months ended March 31, 2019, $375,000 and $1,125,000, respectively, was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement.

NOTE 8 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. There have been no subsequent events of a significant and reportable nature as of May 10, 2019.

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

On December 5, 2018, the Company received confirmation that its application to list the Company’s common stock on the NASDAQ Capital Market was approved by the NASDAQ Stock Market. On December 10, 2018, the Company’s common stock began trading under the ticker symbol “ENOB”.

On October 30, 2018, the Board increased its size from 6 to 7 members and appointed Mr. Debruyne as a director, whom is considered independent under the listing standards of the Nasdaq Capital Market.

On July 18, 2018, the Company appointed David Hardy, MD to its Scientific Advisory Board (SAB). In connection with his appointment to the SAB, Dr. Hardy will be paid $30,000 per year and received options valued at $30,000 under the Company’s Equity Incentive Plan, vesting yearly over three years.

On July 9, 2018, the Company entered into a consulting agreement with G-Tech to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases). G-Tech is entitled to service fees for 20 months, with a monthly service fee of not greater than $130,000 per month. G-Tech is controlled by certain members of Weird Science.

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

In June 2015, the Board approved a change to the Registrant’s fiscal year end from March 31 to June 30.

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

We may however need additional funds for (a) purchase of equipment, (b) research and development, specifically to open an Investigational New Drug Application (“IND”) (The first step in the drug review process by the U.S. Food and Drug Administration) for ENOB-HV-01 and to continue our research and development of ENOB-DB-01 and ENOB-DC-01 and (c) possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of our equity or debt securities. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations.

As of March 31, 2019, the Company had $10,272,198 in cash and working capital of $8,987,394 as compared to $15,600,865 in cash and working capital of $14,888,293 as of June 30, 2018, a decrease of 34.16% and 39.6%, respectively.

Following is a summary of the Company’s cash flows (used in) provided by operating, investing, and financing activities:

	Nine Months Ended March 31, 2019	Nine Months Ended March 31, 2018
Net Cash (Used in) Operating Activities	$6,821,134	$(2,726,744)
Net Cash (Used by) Investing Activities	(733,176)	(278,732)
Net Cash Provided by Financing Activities	1,700,000	16,712,715
Gain Loss on Currency Translation	(14,257)	(630,548)
Net Change in Cash and Cash Equivalents	$(5,328,667)	$13,076,781

 Results of Operations for the three months and nine months ended March 31, 2019 compared to the three months and nine months ended March 31, 2018. The following table sets forth our revenues, expenses and net loss for the three and nine months ended March 31, 2019 and March 31, 2018. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months		For the Nine Months
	Ended		Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenues	$—	$—	$—	$—

Cost of Goods Sold	$—	$—	$—	$—

Gross profit (Loss)	$—	$—	$—	$—

Operating Expenses
General and Administrative Expenses	1,951,685	1,979,609	6,750,939	3,049,393
Research and Development Expenses	730,255	137,916	2,012,778	511,537
Depreciation and Amortization	1,979,701	761,250	5,834,817	769,150
Consulting Expenses	—	359,783	94,760	815,881
Total Operating Expense	$4,661,641	$3,238,558	$14,693,294	$5,145,961

LOSS FROM OPERATIONS	$(4,661,641)	$(3,238,558)	$(14,693,294)	$(5,145,961)

Other Income (Expense)
Change in Fair Value of Contingent Consideration	(217,000)	—	(10,342,390)	—
Interest Income (Expense)	(43)	1,183	(130)	(12,060)
Interest Income (Expense) – Related Party	—	183,511	—	779,943
Gain (Loss) on Currency Transactions	164,114	87,817	(37,347)	87,817
Interest and Other Income	8,724	1,153	72,531	16,081
Total Other (Expense) Income	(44,205)	273,664	(10,307,336)	871,781

Loss Before Income Taxes	(4,705,846)	(2,964,894)	(25,000,630)	(4,274,180)

Income Tax Benefit	$—	$(4,729)	$—	$(11,301)

NET LOSS	$(4,705,846)	$(2,960,165)	$(25,000,630)	$(4,262,879)

BASIC AND DILUTED LOSS PER SHARE	$(0.13)	$(0.12)	$(0.67)	$(0.25)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	37,070,152	24,790,153	37,070,152	17,303,255

Revenues

Revenues from operations for the nine months ended March 31, 2019, and March 31, 2018 were $0 and $0, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the nine months ended March 31, 2019, and March 31, 2018, respectively.

Gross profit (Loss)

Gross profit for the nine months ended March 31, 2019, and March 31, 2018 was $0 and $0, respectively.

Expenses

Our operating expenses for the three months ended March 31, 2019, and March 31, 2018 were $4,661,641 and $3,238,558, respectively, representing an increase of $1,423,084, or approximately 43.94%. The largest contributors to the increase in operating expenses were the increase in depreciation and amortization of $1,218,451 associated with the amortization of intellectual property rights acquired in the Acquisition of Enochian BioPharma, the increase in stock based compensation of $96,377, and an increase in R&D of $592,339 as we continue to develop and innovate our HIV and cancer platforms.

Our operating expenses for the nine months ended March 31, 2019, and March 31, 2018 were $14,693,294 and $5,145,961, respectively, representing an increase of $9,547,333, or approximately 185.5%. The largest contributors to the increase in operating expenses were the increase in depreciation and amortization of $5,065,667 associated with the amortization of intellectual property rights acquired in the Acquisition of Enochian Biopharma, the increase general and administrative expenses of $3,919,383 related to the development of the Company’s infrastructure to support our scientific platforms, the increase in stock based compensation and an increase in R&D as we continue to develop and innovate our HIV and cancer platforms of $1,501,241.

The general and administrative expenses for the three months ended March 31, 2019 and 2018 were consistent quarter over quarter.

 General and administrative expenses for the nine months ended March 31, 2019, and March 31, 2018 were $6,750,939 and $3,049,393, respectively, representing an increase of $3,919,383, or approximately 58.1%. The increase in general and administrative expenses is primarily due to the costs related to security expenses of $679,504 stock based compensation expenses of $1,962,958, board and committee fees of $125, 950, filing fees of $151,687, offset by the reclassification of $284,574 of service fees previously classified as Consulting to R&D to properly reflect the nature of these costs.

Research and development expenses for the three months ended March 31, 2019 and March 31, 2018 were $730,255 and $137,916, respectively, representing an increase of $592,339 or approximately 429.5%. The increases in research and development expenses are attributable to expenditures related to the development of and studies for our genetically modified cellular and immune-therapy technologies.

Research and development expenses for the nine months March 31, 2019, and March 31, 2018 were $2,012,778 and $511,537, respectively, representing an increase of $1,501,241 or approximately 293.5%. The increases in research and development expenses are attributable to scientific consulting of $1,125,000, regulatory services of $373,349 and an increase in the purchase of raw material of $331,008 used in various experiment expenditures related to the development of studies for our genetically modified cellular and immune-therapy technologies.

Depreciation and amortization for the three months ended March 31, 2019, and March 31, 2018, were $1,979,701 and $761,250, respectively, representing an increase of $1,218,451 or approximately 160.0%. The significant increase in depreciation and amortization expenses is related to the amortization of intellectual property rights acquired in the Acquisition of Enochian Biopharma.

Depreciation and amortization expenses for the nine months ended March 31, 2019, and March 31, 2018, were $5,834,817 and $769,150, respectively, representing an increase of $5,065,667 or 658.61%. The significant increase in depreciation and amortization expenses is related to the amortization of intellectual property rights acquired in the Acquisition of Enochian Biopharma.

The Company recorded other expense of $44,205 or the three months ended March 31, 2019, compared to other income of $273,664 for the three months ended March 31, 2018, representing an decrease of $317,869. The significant increase in other expense is mainly attributable to the change in fair value of the contingent consideration liability of $217,000. This contingent consideration is related to the Contingent Shares in connection with the Acquisition of Enochian Biopharma.

Other income (expense) for the nine months ended March 31, 2019, and March 31, 2018, was ($10,307,336) and $871,781, respectively representing an increase of ($11,791,117). This significant increase in other expense is mainly attributable to the change in fair value of the contingent consideration of $10,342,390 related to the Contingent Shares in connection with the Acquisition of Enochian Biopharma.

Net Loss

Net loss for the three months ended March 31, 2019, and March 31, 2018, was ($4,705,846) or ($0.13) per share and ($2,960,165) or ($0.12) per share, respectively, representing an increase in loss of ($1,745,681). The net increase in loss was primarily due to the increase in the depreciation and amortization related to the Acquisition of Enochian Biopharma, which took place in February 2018, and the development of and studies for our genetically modified cellular and immune-therapy technologies, and the additional shares issued as part of the “earn-out” related to the acquisition.

Net loss for the nine months March 31, 2019, and March 31, 2018, was ($25,000,630) or ($0.67) per share and ($4,262,879) or ($0.25) per share, respectively, representing an increase in loss of ($20,737,751). The net increase in loss was primarily due to the increase in the general and administrative expense and depreciation and amortization related to the Acquisition of Enochian Biopharma, which took place in February 2018, and the development of and studies for our genetically modified cellular and immune-therapy technologies, the change in fair value of contingent consideration liability and the increase in loss on currency transactions.

 Cash Flows

Cash used in operating activities for the nine months ended March 31, 2019, and March 31, 2018 was ($6,281,134) and ($2,726,744), respectively. Cash used in operating activities in 2019 included several significant non-cash items that are added back to the net loss. These consisted of $5,842,448 of amortization related to our license agreement, the increase of prepaid insurance of $207,144 a $10,342,390 non-cash charge related to the fair market valuation of the contingent consideration liability and $1,962,825 non-cash stock-based compensation related the Black-Scholes valuation of our outstanding options. In addition, we received $1,700,000 of proceeds from the excercise of stock options by a related party. The net impact of these more significant items and a few others represents a decrease in cash of $5,328,667.

The decrease in cash of $5,328,667 is primarily attributable to $2,012,778 in research and development costs, lab expenditures of $246,486, purchasing of furniture and lab equipment of $733,176, security expenses of $679,504, and compensation and benefit expenses of $1,273,476.

For the nine months ended March 31, 2018, cash used in operating activities amounted to $2,726,744. primarily due to fund raising efforts of the Company and the operations of DanDrit Denmark, formerly named Dandrit Denmark ApS.

 Assets

Total assets at March 31, 2019, were $169,305,692 compared to $179,662,426 as of June 30, 2018. Total current liabilities increased to $1,519,128 at March 31, 2019 compared to $873,722 as of June 30, 2018. The decrease in total assets and increase in total current liabilities were mainly due to the growth in the Company as we continue to build the administrative and clinical infrastructure to support the development of and studies for our genetically modified cellular and immune-therapy technologies.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three and nine months ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1*	Bylaws

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2019	ENOCHIAN BIOSCIENCES, INC.

	By:	/s/ Mark Dybul
Mark Dybul
Executive Vice Chair
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)