Form 10-K
period 2019-06-30
Enochian Biosciences Inc
filed 2019-09-30
CIK 1527728

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL report under section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that -the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in rule 12b-2 of the Exchange Act.

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

On December 31, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates was

$ 71,923,880.

As of September 27, 2019, the number of shares outstanding of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”) was 46,273,924.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2019 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K or will be filed by amendment.

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

ii

PART I

Unless otherwise indicated or the context otherwise requires, all references in this prospectus to “we,” “us,” “our” or the “Company” are to Enochian BioSciences, Inc., a Delaware corporation (“Registrant”), together with its wholly owned subsidiaries, Enochian Biopharma, Inc., a Delaware corporation (“Enochian Biopharma”) and Enochian Biosciences Denmark ApS, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“DanDrit Denmark”).

Item 1. Business

Our Business

We are a pre-clinical stage biotechnology company committed to using our genetically modified cellular and immune-therapy technologies to prevent or potentially cure HIV and to potentially provide life-long cancer remission of some of the deadliest cancers. In the event our technologies are approved for use, we plan to do this by genetically modifying, or re-engineering, different types of cells, depending on the therapeutic area, and then injecting or reinfusing the re-engineered cells back into the patient to provide treatment. In some of our planned interventions, immunotherapy could be used.

Human Immunodeficiency Virus, or HIV, and Acquired Immunodeficiency Syndrome, or AIDS

HIV attacks the body’s own immune system, specifically killing off CD4+ cells, or T-cells. Left untreated, HIV reduces the number of T-cells in the body, leading to AIDs, a condition where the body cannot fight off common infections and disease.

Currently there are over 30 antiretroviral drugs, or ART, approved by the U.S. Food and Drug Administration (“FDA”) to treat HIV patients but these drugs are expensive, require daily adherence and can have significant side effects over time. In addition, approximately 1 million people, including in high-income countries, continue to die from HIV/AIDS due to resistance to ART or lack of access. Today there are no treatments which can eliminate the reservoir of cells that contain HIV from the body. In other words, treatment is life-long.

There have been several efforts to cure HIV by re-engineering a person’s own T-cells so that such cells no longer express C-C chemokine receptor type 5, also known as CCR5, which is an essential co-receptor for HIV to enter T-cells. A mutation that blocks expression of CCR5 on T-cells occurs in a small percentage of people with no known adverse effects. The “Berlin patient”, and more recently the “London patient” are HIV- positive persons who developed cancer and were treated with a bone marrow transplant with cells derived from persons with a naturally occurring deletion of CCR5. The Berlin and London patients seems to be effectively cured from HIV providing a proof of concept that HIV can be cured. However, because the transplanted cells come from another person, such transplants are highly toxic and can result in death in a significant proportion of patients. Given the success with these two patients, several researchers and companies have attempted to replicate the experience of such patients by genetically modifying the T-cells of the HIV-positive patients themselves and reinfusing them with T-cells that do not express CCR5. Because the transplanted cells are from the same person, the risks to the patient are much lower. The uptake, or engraftment of the modified, reinfused cells, however, has not been optimal, leading to a failure to achieve a cure. In addition, the transplant conditioning that has been used is myeloablative chemotherapy, wiping out the patient’s immune system, which has inherent risks and can have long term side-effects including the risk of developing cancer.

ENOB-HV-01 is a novel, proprietary approach with the potential to overcome the failures of recent efforts. The intervention:

1) provides gene-modified, reinfused cells with a competitive advantage over non-modified cells in the HIV-positive person, with the potential to significantly increase engraftment; and 2) avoids the need for myeloablative chemotherapy and, in fact, could potentially be given on an outpatient basis. Initial in vivo studies demonstrated that hypothesis. ENOB-HV-01 is now undergoing additional in vivo and in vitro studies intended to support an INTERACT meeting request with the US FDA in the early part of the 2020 calendar year.

We are also developing ENOB-HV-11 and ENOB-HV-12 that will utilize a novel cellular- and immunotherapy approach that could potentially provide for a preventative vaccine and a therapeutic vaccine, respectively. Initial in vitro studies have demonstrated the ability of the approach to promote a robust immune response. In vivo studies have been developed and are expected to begin in the early part of the 2020 calendar year.

Cancer

Based on learning from peer-reviewed publications of Phase I/IIa trials we have designed an innovative dendritic-cell based therapeutic vaccination platform that could potentially be used to induce life-long remissions from some of the deadliest solid tumors. We plan to initially target pancreatic cancer, triple negative breast cancer, glioblastoma, and renal cell carcinoma. The platform might also allow for non-specific immune enhancement that could have impact against a broad array of solid tumors. As with HIV, our approach could potentially allow for outpatient therapy without ablating or significantly impairing the patient’s immune system, as many current approaches require.

Our Product Candidates

We are focused on the development of human therapeutics for infectious diseases and cancers. We are advancing a focused pipeline of innovative gene therapies that have been developed internally. We have proprietary preclinical and discovery stage programs in HIV/AIDS and cancer immunotherapy.

A summary table of our key development programs as of September 2019 is provided below:

ENOB-HV-01 Autologous Cell Therapy

Our lead candidate, ENOB-HV-01 is being developed to improve on the hypothesis that an allogeneic bone marrow transplant procedure could represent a potential curative treatment for HIV. ENOB-HV-01 seeks instead to develop a method of bone marrow transplant using autologous (the patient’s own cells) CD34+ cells, which could have significant advantages over allogeneic bone marrow transplants. The prevailing hypothesis is that an autologous treatment could become available to most patients suffering from HIV/AIDS, and there is no need for matched donors and no risk of “Graft versus Host Disease” (when the immune system of the treated patient rejects and destroys the transplanted cells).

ENOB-HV-01 as it is being developed seeks to silence the CCR5 gene in cells of a patient’s immune system to make these cells permanently resistant to HIV infection, by mimicking the naturally occurring CCR5 delta-32 mutation that renders a population of individuals largely resistant to infection by the most common strains of HIV. The aim of this approach is to provide the patient with a population of HIV-resistant CD4 cells that can fight HIV and opportunistic infections.

Currently, we are conducting in vitro and in vivo proof-of-concept studies of ENOB-HV-01 through partnerships with The Scripps Institute, and other leading scientists and academic centers that we expect to lead to completion of the Chemistry, Manufacturing, and Control (“CMC”) requirements for an Investigational New Drug (“IND”) filing.

ENOB- HV-11 (preventive) and ENOB-HV-12 (therapeutic) Vaccine

ENOB-HV-11 and ENOB-HV-12 are being developed as a preventative vaccine and therapeutic vaccine, respectively. We are advancing the preventative vaccine and a therapeutic vaccine program through partnerships with TFred Hutchinson Cancer Center and other leading scientists and academic centers that we expect to lead to completion of the Chemistry, Manufacturing, and Control (“CMC”) requirements for an Investigational New Drug (“IND”) filing.

ENOB-DB-01 MCV Vaccine Technology and ENOB-DC-01 Off-the-shelf DC Vaccine pulsed with MCV

ENOB-DB-01 was developed as a therapeutic cancer vaccine for long term maintenance and prevention of relapse for stage III and IV colon cancer patients. ENOB-DC-01 is being developed as an improvement on ENOB-DB-01 (formerly “MCV”), as a dendritic cell cancer vaccine designed to prevent relapse in colon cancer patients with no evidence of disease after resection and chemotherapy. We are currently in the discovery/research stage, and we believe a succession of strong clinical success in the field of checkpoint inhibitors has spawned a renewed interest in the development of cancer vaccines. We plan to use new clinical data to and existing data on ENOB-DB-01 to develop ENOB-DC-01.

ENOB-DC-11 Innovative DC Vaccine for Multiple Solid Tumors

ENOB-DC-11 is being developed as an off the shelf, universal, dendritic cell as a delivery system for more specifically tailored cancer treatments. In this approach, immature dendritic cells are differentiated from monocytes derived from bone marrow stem cells. During the production process, monocytes are genetically modified to elicit cellular, humoral and systemic immune response by activating the cytotoxic response pathway, reactive B cell response, which induces a pan-activated immune response against the “target” we are loading the dendritic cells with. The genetic modifications of these monocytes include a single chain proprietary/unique sequence that we have developed. The genetically modified monocytes then differentiate into immature dendritic cells that are pulsed with tumor lysate or neopeptides and matured with a proprietary cocktail that could be used as a therapeutic vaccine.

Initial in vitro studies show substantial increases in tumor-cell killing. We are currently in the pre-clinical phase of this product line.

ENOB-DC-21 Non-specific vaccine for intratumoral injection

ENOB-DC-21 builds on insights gained from multiple avenues including the other cancer pipeline products discussed above. We are in the discovery/research phase of this product line.

Collaborations

We have established strategic partnerships with leading scientists and centers, such as The Scripps Institute and Fred Hutchinson Cancer Center, for several of our programs. We will continue to pursue partnerships when appropriate with selected philanthropic, pharmaceutical and biotechnology companies to fund internal research and development activities, and to assist in product development and commercialization. We are applying our technology platform to several commercial applications in which our products provide us and our strategic partners and collaborators with potential technical, competitive and economic advantages.

Collaborations

We have established strategic partnerships with leading scientists and centers for several of our programs. We will continue to pursue partnerships when appropriate with selected philanthropic, pharmaceutical and biotechnology companies to fund internal research and development activities, and to assist in product development and commercialization. We are applying our technology platform to several commercial applications in which our products provide us and our strategic partners and collaborators with potential technical, competitive and economic advantages.

To date, our operations have been funded by sales of our securities. Sales revenue will not support our current operations and we expect this to be the case until our therapies or products are approved for marketing in the United States and Europe. Even if we are successful in having our therapies or products approve, we cannot guarantee that a market for our products will develop. We may never be profitable.

Our Intellectual Property

Patents and licenses are important to our business. Our strategy is to file or license patent applications to protect technology, inventions and improvements to inventions that we consider important for the development of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as continuing technological innovations, proprietary knowledge, and various third party agreements, including, without limitation, confidentiality agreements, materials transfer agreements, research agreements and licensing agreements, to establish and protect our proprietary rights. We aim to take advantage of all of the intellectual property rights that are available to us and seek protection of those rights so that we can fully exploit our innovations.

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

Pharmaceutical composition for inducing an immune response in a human or animal (2001 Denmark (DK), 2002 PCT)

This patent family, owned by the Company, is directed to certain melanoma cell lines and the use of an allogenic melanoma cell lysate (MCL)-pulsed autologous dendritic cell vaccine expressing at least one of six MAGE-A antigens to induce an immune response. This patent has been granted in: Europe, USA, China, Australia, Singapore, Russia, and Hong Kong and is pending in Japan. The issued patents relating to ENO-4001 (previously known as “MCV”) begin to expire in November 2022, subject to any applicable patent term extension, patent term adjustment, or supplementary protection certificates that may be available in a country or jurisdiction.

Protocol for generating dendritic cells (2005 DK, 2008 PCT)

This patent family is directed to the generation of dendritic cells based on a blood sample by culturing monocytes at reduced temperatures. Dendritic cells exposed to tumor antigens followed by treatment with T(h) 1-polarizing differentiation signals have paved the way for the development of dendritic cell-based cancer vaccines. Issued claims are directed to a method of generating immature dendritic cells under certain temperature settings which by further activation has been shown to give a high yield of homogeneous and fully matured dendritic cells. The patent expiry date is December 2026 subject to any applicable patent term extension, patent term adjustment, or supplementary protection certificates that may be available in a country or jurisdiction. This patent has been issued in the USA, Canada, China, Eurasia, Russia, Europe, Israel, Mexico, Malaysia, and New Zealand. This patent is owned by the Company and was not licensed from third parties.

Trade Secrets and Proprietary Know-How

In addition to intellectual property protected by patents and copyrights, we have trade secrets and proprietary know-how relating to our products, production processes, and future strategies.

In-Licensed Technology

On February 16, 2018, Enochian Biopharma, the Registrant’s wholly-owned subsidiary, entered into a License Agreement (the “License Agreement”) with Weird Science, LLC (“Weird Science”). The License Agreement contains, among other things, the following terms: (a) a perpetual, fully paid-up, royalty-free, sublicensable, and exclusive (including to the exclusion of Weird Science) worldwide license from Weird Science to Enochian Biopharma to use Weird Science’s intellectual property and technology for the prevention, treatment, and/or amelioration of and/or therapy for HIV in humans, and research and development exclusively relating to HIV in humans (the “Field”) worldwide; (b) a nonexclusive, royalty-free, sublicensable license from Enochian Biopharma to Weird Science to use the Enochian Technology to commercialize products outside of the Field worldwide; (c) a nonexclusive, royalty-free license from Enochian Biopharma to Weird Science to use the results of a study with syngeneic and humanized mice models outside the Field and, at Weird Science’s own expense, to prosecute patents relating to the results of the study, which Weird Science will own, and (d) a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive (including to the exclusion of Weird Science) worldwide license from Weird Science to Enochian Biopharma (which will be part of the license described in (a) above) to use patent applications and patents related to the study results disclosed in (d) above solely in the Field, and to make, have made, use, sell, offer to sell and import inventions claimed in such patent applications and patents solely in the Field.

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

We are aware of several companies focused on other methods for editing genes and regulating gene expression and a limited number of commercial and academic groups pursuing the development of gene regulation and genome editing technology. The field of applied gene regulation and genome editing is highly competitive, and we expect competition to persist and intensify in the future from several different sources, including pharmaceutical and biotechnology companies; academic and research institutions; and government agencies.

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

Cell therapy companies developing cell-based products. Our competitors in this category may include Novartis AG, Adaptimmune Therapeutics PLC, Atara Biotherapeutics, Inc., bluebird bio, Inc., Cellectis S.A., Juno Therapeutics, Inc., Kite Pharma, and Iovance Biotechnologies, Inc.

For ENOB-HV-01, we are aware of two companies developing a gene therapy for HIV/AIDS: Sangamo and American Gene Technology.

For ENOB-HV-11 and ENOB-HV-12, we are aware of a few biotech companies developing an HIV vaccine such as Geovax, Biosantech SA, FIT Biotech, among a few others.

For ENO--DC-11, the competitive landscape is more complex.

Immunotherapy is an active area of research and a number of immune-related products have been identified in recent years that are alleged to modulate the immune system. Many of these products utilize dendritic cells, a form of immune cell that presents cancer target peptides to T cells and that can in turn result in T cell activation. More recently, bi-specific antibodies and checkpoint inhibitors (for instance PD-1/PD-L1 antibodies) have been identified as having utility in the treatment of cancer. Bi-specific antibodies commonly target both the cancer peptide and the T cell receptors (“TCR”), thus bringing both cancer cells and T cells into close proximity to maximize the chance of TCR binding and hence an immune response to the cancer cells. Checkpoint inhibitors on the other hand work by targeting receptors that inhibit T cell effectiveness and proliferation and essentially activate T cells. Other immunotherapies that are being actively investigated include antibody-drug complexes, TCR-mimic antibodies, oncolytic viruses, and cancer vaccines. A variety of cell-based autologous and allogeneic approaches are also being researched and developed.

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

Most CAR-T therapies in development are directed towards antigen targets. However, competitors are also developing a CAR-T that selectively binds to the peptide-HLA (pHLA) complex (the natural binding site for endogenous TCR). Furthermore, competitors are also looking at pHLA antibodies or TCR mimic antibodies that can either be engineered in T cells or developed as standalone antibody therapies in cancer indications (including solid tumors).

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

Manufacturing

Our intent is to rely on contract manufacturing organizations (“CMOs”), to produce our preclinical and clinical product candidates in accordance with FDA and EMA mandated regulations, also known as current good manufacturing practices, (“cGMPs”). We employ a technical operations staff in the areas of process development, analytical development, quality control, quality assurance, project management, and manufacturing, which will facilitate appropriate oversight of our CMOs, support of our regulatory filings and execution of clinical trials.

Government Regulation

FDA Review and Approval

Any products we develop will require regulatory review and allowance to proceed prior to conducting clinical trials and additional regulatory approvals prior to commercialization. In the United States, the Federal Food, Drug and Cosmetic Act and the Public Health Service Act and their implementing regulations govern, among other things, biopharmaceutical testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and other promotional practices.

Obtaining FDA approval is a costly and time-consuming process. Generally, FDA approval requires that preclinical studies be conducted in the laboratory and in animal model systems to gain preliminary information on efficacy and to identify any major safety concerns. The results of these studies are then submitted as a part of an IND, which the FDA must review and allow before human clinical trials can start. The IND includes a detailed description of the proposed clinical investigations. An independent Institutional Review Board (“IRB”) must also review the clinical protocol.

A company must submit an IND for each investigational medical product and specific indication(s), and must conduct clinical studies to demonstrate the safety and efficacy of the product necessary to obtain FDA approval. The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if an unwarranted risk ispresented to patients.

 To obtain FDA approval prior to marketing a biopharmaceutical product in the United States typically requires several phases of clinical trials to demonstrate the safety and efficacy of the product candidate. Clinical trials are the means by which experimental treatments are tested in humans and are conducted following preclinical testing. Clinical trials may be conducted within the United States or in foreign countries. If clinical trials are conducted in foreign countries, the products under development as well as the trials are subject to regulations of the FDA and/or its regulatory counterparts in the other countries. Upon successful completion of clinical trials, approval to market the treatment for a particular patient population may be requested from the FDA in the United States and/or its counterparts in other countries.

Clinical trials for therapeutic products are normally conducted in three phases. Phase 1 clinical trials are typically conducted with a small number of patients to evaluate safety, determine a safe dosage range, identify side effects, and, if possible, gain early evidence of effectiveness. Phase 2 clinical trials are conducted with a larger group of patients to evaluate effectiveness of an investigational product for a defined patient population, and to determine common short-term side effects and risks associated with the drug. Phase 3 clinical trials involve large scale, multi-center, comparative trials that are conducted to evaluate the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product labeling. In some special cases where the efficacy testing of a product may present a special challenge to testing in humans, such as in the case of a vaccine to protect healthy humans from a life-threatening disease that is not a naturally occurring threat, effectiveness testing may be required in animals. For certainadvanced therapies that meet eligibility criteria for expedited program Designations, clinical development may be expedited.

Clinical trials involve the administration of the biologic product candidate to healthy volunteers or patients under the supervision of qualified investigators which generally are physicians not employed by, or under, the control of the trial sponsor. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the Good Clinical Practice (“GCP”) requirements, including the requirement that all research subjects provide informed consent.

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

After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is regulated as a biologic, a Biologics License Application, or BLA, is required. If the product is classified as a new drug, a New Drug Application, or NDA is required. The NDA or BLA must include results of product development activities, preclinical studies, and clinical trials in addition to detailed chemistry, manufacturing and control information.

Applications submitted to the FDA are subject to an unpredictable and potentially prolonged approval process. Despite good-faith communication and collaboration between the applicant and the FDA during the development process, the FDA may ultimately decide, upon final review of the data, that the application does not satisfy its criteria for approval or requires additional product development or further preclinical or clinical studies. Even if FDA regulatory approval(s) are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

Before marketing approval for a product can be secured, the facility in which the product is manufactured must be inspected by the FDA and must comply with the FDA’s current Good Manufacturing Practices, (“cGMP”) regulations. In addition, after marketing approval is secured, the manufacturing facility must be inspected periodically for cGMP compliance by FDA inspectors, and, if the facility is located in California, by inspectors from the Food and Drug Branch of the California Department of Health Services.

Sponsors of clinical trials are required to register, and report results for, all controlled, clinical investigations, other than Phase 1 investigations, of a product subject to FDA regulation. Trial registration may require public disclosure of certain confidential commercial development data.

Under the Orphan Drug Act, the FDA may grant orphan designation to a product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA or BLA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan designation subsequently receives the first FDA approval for such product for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. If a product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations

Although we currently do not have any products on the market, we may also be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. These additional healthcare regulations could affect our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors. Such laws potentially applicable to our operations include:

• The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully, directly or indirectly, overtly or covertly, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti-Kickback Statute has been violated. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act or ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate, in order to commit a violation.

• Federal false claims and false statement laws, including the federal civil False Claims Act, which may be enforced through whistleblower or qui tam actions, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off-label, or for providing medically unnecessary services or items.

• The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

• HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, require certain types of individuals and entities to protect the privacy, security, and electronic exchange of certain patient data. • The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members.

• Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third party payors, including private insurers. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government. Further, we may be subject to state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians, other healthcare providers and healthcare entities, or marketing expenditures, as well as state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any of these federal, state, local or foreign laws or regulations, we may be subject to penalties, including without limitation, administrative or civil penalties, imprisonment, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional integrity obligations, or the curtailment or restructuring of our operations.

Reimbursement and Health Reform

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate that receives regulatory approval. In the United States and markets in other countries, sales of our product candidates, if approved, will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels.

In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all the FDA-approved drugs for a particular indication.

Moreover, the process for determining whether a third-party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product.

There are ongoing efforts by governmental and third-party payers to contain or reduce the costs of healthcare through various reform measures. For example, in the United States, the Federal government passed comprehensive healthcare reform legislation, the Affordable Care Act, or ACA, in 2010. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Moreover, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to repeal or repeal and replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, drug pricing by pharmaceutical companies continues to be under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the out of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains additional drug price control measures that could be enacted during the 2020 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current product candidates and those for which we may receive regulatory approval in the future.

Further, third-party payers are increasingly challenging the price of medical products and services. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and whether adequate third-party coverage will be available.

We also are subject to various federal, state and local laws, regulations, and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research. The extent of government regulation that might result from any future legislation or administrative action cannot be accurately predicted.

Employees

As of June 30, 2019, we had 8 full-time employees. We believe that we have good relations with our employees.

Corporate Information

We were incorporated in January 18, 2011 in the state of Delaware under the name “Putnam Hills Corp.” We filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission, or the SEC, on August 12, 2011. On February 12, 2014, pursuant to a Share Exchange Agreement, the Registrant acquired 100% of the issued and outstanding capital stock of DanDrit Denmark As a result, the Registrant changed its name to DanDrit Biotech USA, Inc. and became DanDrit Denmark’s parent company (the “Share Exchange”). Prior to the Share Exchange, the Registrant and an existing shareholder agreed to cancel 4,400,000 out of 5,000,000 shares of common stock of DanDrit Denmark outstanding, and the Registrant issued 1,440,000 shares of Common Stock for legal and consulting services related to the Share Exchange and a future public offering. At the time of the Share Exchange each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of Common Stock, for a total of 6,000,000 shares of Common Stock, resulting in 8,040,000 shares of Common Stock outstanding immediately following the Share Exchange, including the Escrow Shares, which are deemed issued and outstanding for accounting purposes (See also Note 1 to the Consolidated Financial Statements).

On February 16, 2018, we completed our acquisition of Enochian Biopharma pursuant to an acquisition agreement, dated January 12, 2018, by and among the Registrant, its wholly owned subsidiary DanDrit Acquisition Sub, Inc., Enochian Biopharma and Weird Science (the “Acquisition Agreement”), with Enochian Biopharma surviving as a wholly owned subsidiary of the Registrant. As consideration for the acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock and (ii) the right to receive Contingent Shares pro rata upon the exercise or conversion of warrants which were outstanding at closing (See also Note 3 to the Consolidated Financial Statements).

On March 2, 2018, we changed our name from “DanDrit Biotech USA, Inc.” to Enochian BioSciences, Inc.” We began trading on the NASDAQ Capital Market on December 10, 2018 under the ticker “ENOB.”

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

Emerging Growth Company

As a Company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. An “emerging growth company” may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●	Reduced disclosure about our executive compensation arrangements;

●	No non-binding shareholder advisory votes on executive compensation or golden parachute arrangements;

●	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting; and

●	Reduced disclosure of financial information in this report, limited to two years of audited financial information and two years of selected financial information.

Each of the foregoing exemptions is currently available to us. We may take advantage of these exemptions until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which such fifth anniversary will occur on June 30, 2020. The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies; provided, however, that an emerging growth company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have not elected to opt out of the transition period.

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

Item 2. Properties

The Company currently leases the following properties:

Location Use Terms

5901 W. Olympic Blvd, Suite 419 Los Angeles, CA 90036	Physical office space	On November 13, 2017, the Company entered into a Lease Agreement for a term of five years and two months from November 1, 2017. The Leased Premises consist of approximately 2,325 rentable square feet. The base rent for such leased premises increases by 3% each year over the term, and ranges from approximately $8,719 per month for the first year to $10,107 per month for the two months of the sixth year. The Company is entitled to $70,800 in tenant improvement allowance in the form of free rent applied over 10 months in equal installments from January 2018.
2080 Century Park East, Suite 906 Los Angeles, CA 90067		The Company entered into a Lease Agreement for our corporate headquarters located at Century City Medical Plaza, 2080 Century Park East, Suite 906, Los Angeles CA, 90067. We have a ten-year lease for approximately 2,453 square feet at this location. In February 2019, we extended our corporate headquarters to encompass the adjoining suite for approximately 1,101 square feet, bringing the total workspace to 3,554 square feet. The new base rent for this leased premises increases by 3% each year over the term, and ranges from $17,770 per month as of the date of the amendment until the end of the first year to $ 23,185.82 per month for the tenth year. All other terms remain the same. The additional suite was in the form of an amendment the original lease as an amendment and will expire on the same date as the existing lease. The Company was entitled to a total of $148,168 in contributions toward tenant improvements for both spaces.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Our Common Stock trades on the Nasdaq Capital Market under the symbol “ENOB”.

Holders of Common Stock

As of June 30, 2019 the Company had 45,273,924 shares of Common Stock issued and outstanding. On July 3, 2019, the Company issued 500,000 shares of Common Stock in accordance with the Acquisition Agreement. As of September 27, 2019, we had 46,273,924 shares of Common Stock issued and outstanding and approximately 215 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, and the related notes to those statements included elsewhere in this report. In addition to the historical financial information, the following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

Our Business

We are a pre-clinical stage biotechnology company committed to using our genetically modified cellular and immune-therapy technologies to prevent or potentially cure HIVand to potentially provide life-long cancer remission of some of the deadliest cancers. We do this by genetically modifying, or re-engineering, different types of cells, depending on the therapeutic area and then injecting or reinfusing the re-engineered cells back into the patient to provide treatment. In some of our interventions, immunotherapy is used.

To date, our operations have been funded by sales of our securities. Sales revenue will not support our current operations, and we expect this to be the case until our therapies or products are approved for marketing in the United States and Europe. Even if we are successful in having our therapies or products approved for sale in the United States and Europe, we cannot guarantee that a market for the product will develop. We may never be profitable.

Acquisition

On January 12, 2018, the Registrant, Acquisition Sub, Enochian Biopharma, and Weird Science entered into the Acquisition Agreement, pursuant to which on February 16, 2018, Enochian Biopharma became a wholly-owned subsidiary of the Registrant. As consideration for the Acquisition, the stockholders of Enochian Biopharma received, in the aggregate, (i) 18,081,962 shares of the Common Stock of the Registrant and (ii) the right to receive shares of Common Stock pro rata upon the exercise or conversion of up to 6,488,122 warrants which were outstanding at closing. As of June 30, 2019 and June 30, 2018, there were 1,938,122, and 6,488,122 shares of Common Stock, respectively, that are contingently issuable in connection with the Acquisition of Enochian Biopharma (the “Contingent Shares”).

As a condition of the Acquisition, Enochian Biopharma, as licensee, entered into an intellectual property license agreement with Weird Science, as licensor, which contained: (a) a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive (including to the exclusion of Weird Science) worldwide license from Weird Science to Enochian Biopharma covering all Intellectual Property Rights of Weird Science in the Field (defined below) to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize products and to otherwise use and practice the intellectual property and technology of Weird Science solely for the prevention, treatment, and/or amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans (the “Field”) worldwide; (b) a nonexclusive license from Enochian Biopharma to Weird Science to use the results of a certain study related to the Field, at Weird Science’s own expense, to prosecute patents which would be owned by Weird Science; and (c) a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive (including to the exclusion of Weird Science) worldwide license from Weird Science to Enochian Biopharma (which will be part of the license described in (a) above) to use such patent applications and patents solely in the Field, and to make, have made, use, sell, offer to sell and import inventions claimed in such patent applications and patents solely in the Field. Weird Science also irrevocably assigned to Company all rights, title, and interest in certain study results to the extent within the Field and all inventions, improvements or discoveries made or reduced to practice in the performance of such study to the extent within the Field (including all intellectual property therein).

In connection with the Acquisition, the Registrant, Weird Science and RS Group ApS, a significant stockholder of the Registrant (“RS Group”) entered into (a) an Investor Rights Agreement, which provides for (A) nomination rights of each of Weird Science and RS Group to nominate a single director each, (B) both Weird Science and RS Group to nominate 3 mutually agreed directors, (C) both Weird Science and RS Group to consent to any increase in the number of directors, (D) restrictions on transfer of securities held by both other than pursuant to certain permitted transferees agreeing to be bound thereunder, and (E) demand and piggy- back registration rights for the former stockholders of Enochian Biopharma with respect to the shares of Registrant’s common stock issued in connection with the Acquisition and; (b) a Standstill & Lock-Up Agreement, which subject to customary terms and limitations provides for (Y) restrictions on Weird Science and its affiliates from acquiring any Common Stock other than as provided in the Acquisition Agreement or such that they would own greater than 50% of such shares of Common Stock issued and outstanding and (Z)  restrictions on sale of one half of the securities owned by Weird Science and RS Group for twelve months and the other half for 24 months subject to customary permitted dispositions and transfers.

Also, simultaneously with closing of the Acquisition, the Registrant completed a private placement offering for a total of 1,677,130 shares of Common Stock at a price of $8.00 per share for aggregate proceeds of $13,417,040, and, certain of our warrant holders exercised warrants to purchase 2,400,000 shares of Common Stock, for total proceeds to the Company of $3,295,000.

RESULTS OF OPERATIONS

Year ended June 30, 2019 compared to the year ended June 30, 2018.

The following table sets forth our revenues, expenses and net income for the years ended June 30, 2019 and 2018. The financial information below is derived from our audited consolidated financial statements included elsewhere in this Annual Report.

	For the Year Ended
	June 30,
	2019	2018
		(As Revised)
Revenues	$—	$—
Cost of Goods Sold	$—	$—
Gross profit (Loss)	$—	$—
Operating Expenses
General and administrative expenses	8,271,540	3,899,718
Research and development expenses	2,498,107	616,961
Depreciation and amortization	71,709	18,484
Consulting expenses	148,676	794,166
Total Operating Expense	$10,990,032	$5,329,329
LOSS FROM OPERATIONS	$(10,990,032)	$(5,329,329)
Other Income (Expense)
Change in fair value of contingent consideration	(7,073,579)	(1,375,000)
Interest expense	(43)	(143,262)
(Loss) gain on currency transactions	(26,313)	290,407
Other income expense, forgiveness of debt	—	87,817
Interest income	73,487	45,816
Total Other Expense	(7,026,448)	(1,094,222)
Loss Before Income Taxes	(18,016,480)	(6,423,551)
Income Tax Benefit	$—	$(111,716)
NET LOSS	$(18,016,480)	$(6,311,835)
BASIC AND DILUTED LOSS PER SHARE	$(0.48)	$(0.29)
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING - BASIC AND DILUTED	37,552,062	21,940,489

	For the Year Ended
	June 30,
	2019	2018
		(As Revised)
Net Loss	$(18,016,480)	$(6,311,835)
Currency translation	(103,862)	(147,153)

Other Comprehensive Loss	$(18,120,342)	$(6,458,988)

Revenues

We are a development-stage biotechnology company, and we do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the years ended June 30, 2019 and 2018 were $10,990,032 and $5,329,329, respectively, representing an increase of $5,660,703, or 106.2%. The largest contributor to the operating expenses for the year ended June 30, 2019 was the increase in general and administrative expenses in connection with the continued growth in our research and development efforts, the increase in personnel from 4 to 8 full-time employees resulting in an increase in salaries and related expenses, and the non-cash compensation expense.

General and administrative expenses for the years ended June 30, 2019 and 2018 were $8,271,540 and $3,899,718, respectively, representing an increase of $4,371,822, or 112.1%. General and administrative expenses include audit and non-cash compensation expense, board compensation, filing fees, corporate taxes, security expenses, legal fees, office leases, insurance, patent fees, salaries, non-cash compensation expense and travel expenses. The increase was primarily due to the increase in non-cash compensation expense of $1,867,030, an increase salaries and related expenses of $836,876, and an increase in security expenses of $780,015.

Research and development expenses for the years ended June 30, 2019, and June 30, 2018, were $2,498,107 and $616,961, respectively, representing an increase of $1,881,146 or approximately 304.9%. The increase was primarily attributable to R&D consulting fees of $1,500,000, with the balance of expenditures related to the development of and pre-clinical studies for ENOB-HV01 and ENOB-HV11/12, and related consumables cost, reagent cost, and general laboratory expenses

Consulting expenses for the years, ended June 30, 2019 and 2018 were $148,676 and $794,166, respectively, representing a decrease of $645,490, or 81.3%. The decrease is primarily related to the one-time consulting fees during the year ended June 30, 2018 in connection with the acquisition of Enochian BioPharma, Inc.

Other Expense

Net expense for the years ended June 30, 2019 and 2018 was $(7,026,448) and $(1,094,222), respectively, representing an increase of $5,932,226 or 542.1%. The increase was due primarily to the change in the fair value of the Contingent Consideration of $5,698,579.

Net Loss

Net loss for the years ended June 30, 2019 and June 30, 2018 was $18,016,480 and $6,311,835, respectively, representing an increase in the loss of $11,704,645, or 185.4%. The increase in net loss was primarily due to the increase in general administrative expenses of $4,371,822, and the research and development efforts in the amount of $1,881,146, along with the change in fair value of the Contingent Consideration of $5,698,579.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from shareholders, the issuance of the issuance and exercise of warrants, and the sale of our Common Stock. We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular, to support our product development endeavors, we believe that the available cash resources will enable us to maintain our currently planned operations through at least the next twelve months from the date the financial statements are issued.

We may however need additional funds for (a) purchase of equipment and, (b) research and development, specifically to open an Investigational New Drug Application (“IND”) (The first step in the drug review process by the FDA) for ENOB-HV01 and to continue our research and development of ENOB-HV11/12, and possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of our equity or debt securities. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations.

As of June 30, 2019, the Company had $12,282,224 in cash and working capital of $11,384,571 as compared to $15,600,865 in cash and working capital of $14,888,293 as of June 30, 2018, a decrease of 21.3 % and 23.5%, respectively. The decrease is primarily due to an increase in research and development costs of $1,881,146, an increase in payroll costs of $837,876, and an increase in other general and administrative costs of $3,499,711.

Private Placements

On February 16, 2018, we completed a private placement offering of 1,677,130 shares of Common Stock at a price of $8.00 per share for total proceeds to the Company of $13,417,040.

The private placements were made directly by the Company in reliance upon Section 4(a)(2) and/or Regulation S, and no underwriter or placement agent was engaged by the Company.

No private placements were offered in the fiscal year ended June 30, 2019.

Warrant Exercises

On February 16, 2018, certain of our warrant holders exercised warrants to purchase 2,400,000 shares of Common Stock for total proceeds to the Company of $3,295,000.

On December 27, 2018, certain of our warrant holders exercised warrants to purchase 1,307,693 shares of Common Stock for total proceeds to the Company of $1,700,000.

On June 27, 2019, certain of our warrant holders exercised warrants to purchase 3,242,307 shares of Common Stock for total proceeds to the Company of $ 4,319,999.

Cash Flows

Year ended June 30, 2019 compared to the year ended June 30, 2018

Following is a summary of the Company’s cash flows (used by) provided by operating, investing, and financing activities:

	For the Year Ended
	June 30,
	2019	2018 (As Revised)
Net Cash Used by Operating Activities	$(8,507,341)	$(4,338,269)
Net Cash Used by Investing Activities	$(716,669)	$(575,732)
Net Cash Provided by Financing Activities	$6,020,000	$16,712,715
Loss on Currency Translation	$(114,631)	$(139,561)
Net decrease in Cash and Cash Equivalents	$(3,318,641)	$11,659,153

At June 30, 2019 we had cash and cash equivalents of $12,282,224, a decrease of $3,318,641, or 21.3%, when compared to the June 30, 2018 balance of $15,600,865.This decrease was primarily due to cash used by operating activities as we expand our operations and continue growing our research and development activities, partially offset by an increase in net cash provided by financing activities, as a result of exercised warrants by certain of our shareholders.

We plan to use our cash and cash equivalents to fund research and development, specifically to open an IND for ENOB-HV01 and to continue our research and development of ENOB-HV11/12.

Net cash used by operating activities for the years ended June 30, 2019 and 2018 was $8,507,341 and $4,338,269, respectively, representing an increase of $4,169,072, or 96.1%. The largest contributors to the operating expenses for the year ended June 30, 2019 were the increase in research and development expenses, the increase in personnel resulting from increases in salaries and related costs, and the increase in non-cash compensation expense.

Changes in assets and liabilities as of June 30, 2019 compared to June 30, 2018 included the following:

For the year ended June 30, 2019, other receivables decreased $119,832 primarily for research and development tax credits, prepaid expenses increased $160,940 primarily due to an insurance prepayment, accounts payable decreased $29,946, and accrued expenses increased $269,940.

For the year ended June 30, 2018 other receivables decreased $108,005 primarily for research and development tax credits prepaid expenses decreased $138,841, related party payables decreased $87,817, accounts payable decreased $119,575 and accrued expenses decreased $161,321.

Net cash used by investing activities for the years ended June 30, 2019 and 2018 was $716,669 and $575,732, respectively, representing an increase of $140,937, or 24.5%. The increase is primarily due to the purchase of equipment for the Company’s laboratory and the setup of the offices in the Los Angeles Corporate Headquarters of approximately $687,000 offset by the reduction of transactions related to the acquisition of approximately $546,000.

Net cash provided by financing activities for the years ended June 30, 2019 and 2018 was $6,020,000 and $16,712,715, respectively, representing a decrease of $10,692,715, or 64.0%. The decrease was primarily due to the Company not seeking funding through private placements during the year ended June 30, 2019. The financing for the fiscal year ended June 30, 2019, resulted in warrants exercised by our warrant holders.

Off-Balance Sheet Arrangements

As of June 30, 2019, and 2018, we had no off-balance sheet arrangements. We are not aware of any material transactions, which are not disclosed in our consolidated financial statements.

Significant Accounting Policies and Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our consolidated financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are not choosing to “opt-out” of this provision. Section 107 of the JOBS Act provides that our decision to opt-out of the extended transition period for complying with new or revised accounting standards is irrevocable. As a result of our election, not to “opt-out” of Section 107, the Company’s financial statements may not be comparable to companies that comply with public company effective dates.

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

Intangible Assets—The Company has both Definite and Indefinite life intangible assets.

Definite life intangible assets include patents. The Company accounts for definite life intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets.” Intangible assets are recorded at cost. Patent costs consist of costs incurred to acquire the underlying patent. If it is determined that a patent will not be issued, the related remaining capitalized patent costs are charged to expense. Intangible assets are amortized on a straight-line basis over their estimated useful life. The estimated useful life of patents is twenty years from the date of application.

Indefinite life intangible assets include license agreements and goodwill. The Company accounts for indefinite life intangible assets in accordance with ASC 350, “Goodwill and Other Intangible Assets.” License agreements cost represent the Fair Value of the license agreement on the date acquired and are tested annually for impairment. The fair value analysis performed on the license agreements and the fair value analysis performed on goodwill supported that both indefinite life intangible assets are not impaired as of June 30, 2019.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, investments, accounts payable, accrued expenses, capital lease obligations, and notes payable approximate their recorded values due to their short-term maturities.

Stock Options and Warrants - The Company has granted stock options to certain employees, officers, and directors that were subsequently converted to Grant Warrants. During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and warrants. The Company accounts for options and warrants in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs for employee compensation and consulting fees for the years ended June 30, 2019 and 2018 were $2,124,967 and $257,937, respectively (see Note 8).

Stock-Based Compensation —The Company records stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period. (See Note 8)

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

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

Item 8. Financial Statements and Supplementary Data

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Enochian Biosciences, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enochian Biosciences, Inc. (“the Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, other comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Salt Lake City, UT
September 27, 2019

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	For the Year Ended
	June 30,
	2019	2018
		(As Revised)
ASSETS
Current Assets:
Cash	$12,282,224	$15,600,865
Other receivables	20,794	122,866
Prepaid expenses	191,969	38,284
Total Current Assets	12,494,987	15,762,015

Property and equipment, net	687,517	27,402

OTHER ASSETS
Definite life intangible assets, net	93,299	111,489
Indefinite life intangible assets	154,824,000	154,824,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	137,550	137,550
Total Other Assets	166,694,849	166,713,039

TOTAL ASSETS	$179,877,353	$182,502,456

The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	For the Year Ended
	June 30,
	2019	2018
LIABILITIES		(As Revised)

CURRENT LIABILITIES:
Accounts payable – trade	$538,563	$571,809
Accounts payable - non-trade	235,000	235,000
Accrued expenses	336,853	66,913
Total Current Liabilities	1,110,416	873,722

NON-CURRENT LIABILITIES:
Contingent Consideration Liability	5,667,000	22,891,000

Total Liabilities	$6,777,416	$23,764,722

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, par value $0.0001, 100,000,000 shares authorized, 45,273,924 shares issued and outstanding at June 30, 2019; 36,163,924 issued and outstanding at June 30, 2018	4,527	3,616
Additional paid-in capital	225,765,432	193,283,798
Accumulated deficit	(52,771,840)	(34,755,360)
Other comprehensive income	101,818	205,680
Total Stockholders’ Equity	173,099,937	158,737,734

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,877,353	$182,502,456

The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	June 30,
	2019	2018
		(As Revised)
Revenues	$—	$—

Cost of Goods Sold	$—	$—

Gross profit (Loss)	$—	$—

Operating Expenses
General and administrative expenses	8,271,540	3,899,718
Research and development expenses	2,498,107	616,961
Depreciation and amortization	71,709	18,484
Consulting expenses	148,676	794,166
Total Operating Expense	$10,990,032	$5,329,329

LOSS FROM OPERATIONS	$(10,990,032)	$(5,329,329)

Other Income (Expense)
Change in fair value of contingent consideration	(7,073,579)	(1,375,000)
Interest expense	(43)	(143,262)
Gain (loss) on currency transactions	(26,313)	290,407
Other income (expense), forgiveness of debt	—	87,817
Interest income	73,487	45,816
Total Other Expense	(7,026,448)	(1,094,222)

Loss Before Income Taxes	(18,016,480)	(6,423,551)

Income Tax Benefit	$—	$(111,716)

NET LOSS	$(18,016,480)	$(6,311,835)

BASIC AND DILUTED LOSS PER SHARE	$(0.48)	$(0.29)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
OUTSTANDING - BASIC AND DILUTED	37,552,062	21,940,489

The accompanying notes are an integral part of these financial statements.

F-4

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	For the Year Ended
	June 30,
	2019	2018
		(As Revised)
Net Loss	$(18,016,480)	$(6,311,835)
Currency Translation, Net of Taxes	(103,862)	(147,153)

Other Comprehensive Loss	$(18,120,342)	$(6,458,988)

The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended June 30, 2019 and June 30, 2018

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2017	12,433,290	$1,243	$29,622,183	$(28,443,525)	$352,833	$1,532,734

Common stock issued as compensation	62,687	6	112,830	—	—	112,836
Private placement of units	1,231,561	123	1,600,906			1,601,029
Stock-based compensation			63,717	—	—	63,717
Stock issued in exchange for services	18,750	2	104,998	—	—	105,000
Stock issued related to conversion of convertible promissory note	258,544	26	423,076	—	—	423,102
Stock issued pursuant to warrants exercised	2,400,000	240	3,294,760	—	—	3,295,000
Stock issued pursuant to private placement	1,677,130	168	13,416,872	—	—	13,417,040
Stock issued pursuant to Acquisition Agreement	18,081,962	1,808	144,653,888	—	—	144,655,696
Imputed intrinsic value and interest for Convertible Notes	—	—	(5,765)	—	—	(5,765)
Amortization of the interest on Convertible notes on December 1, 2017	—	—	(3,667)	—	—	(3,667)
Comprehensive Loss
Net Loss	—	—	—	(6,311,835)	—	(6,311,835)
Other Comprehensive Loss						—
Foreign Currency Translation Adjustment	—	—	—	—	(147,153)	(147,153)
July 1, 2018 (As Revised)	36,163,924	$3,616	$193,283,798	$(34,755,360)	$205,680	$158,737,734

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)

For the Years Ended June 30, 2019 and June 30, 2018

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2018 (As Revised)	36,163,924	$3,616	$193,283,798	$(34,755,360)	$205,680	$158,737,734

Stock issued pursuant to warrants exercised	4,550,000	455	6,019,545	—	—	6,020,000
Contingent Share issued pursuant to Acquisition Agreement	4,550,000	455	24,297,123	—	—	24,297,578
Stock-based compensation			2,124,967	—	—	2,124,967
Stock issued in exchange for services	10,000	1	39,999	—	—	40,000
Net Loss	—	—	—	(18,016,480)	—	(18,016,480)
Other Comprehensive Loss
Foreign currency translation adjustment	—	—	—	—	(103,862)	(103,862)
June 30, 2019	45,273,924	$4,527	$225,765,432	$(52,771,840)	$101,818	$173,099,937

The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:		(As Revised)
NET LOSS	$(18,016,480)	$(6,311,835)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	71,709	18,484
Change in contingent consideration liability	7,073,578	1,375,000
Non-cash stock-based compensation expense	2,164,967	281,545
Loss on forgiveness on note receivable	—	457,813
Gain on forgiveness of debt, related party	—	(87,817)
Accretion of discount on notes payable	—	11,997
CHANGES IN ASSETS AND LIABILITIES:
Other receivables	119,831	108,005
Prepaid expenses/deposits	(160,940)	(138,841)
Accounts payable	(29,946)	119,575
Accrued interest on notes receivable	—	(10,874)
Accrued Expenses	269,940	(161,321)
NET CASH USED BY OPERATING ACTIVITIES	$(8,507,341)	$(4,338,269)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used for acquisition of Enochian BioPharma Inc.	—	(294,933)
Notes receivable	—	(250,799)
Purchase of property and equipment	(716,669)	(30,000)
NET CASH USED BY INVESTING ACTIVITIES	(716,669)	(575,732)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from the issuance of common stock	—	16,712,715
Proceeds from exercise of warrants	6,020,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	$6,020,000	$16,712,715

Gain (loss) on currency translation	$(114,631)	$(139,561)
NET CHANGE IN CASH EQUIVALENTS	$(3,318,641)	$11,659,153

CASH, BEGINNING OF PERIOD	$15,600,865	$3,941,712

CASH, END OF PERIOD	$12,282,224	$15,600,865

The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid during the year for:
Interest	$43	$143,235
Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Contingent Shares issued pursuant with the Acquisition Agreement	$24,297,579	$—
Discount for imputed interest on non-interest bearing Convertible Notes Payable	$—	$(9,432)
Issuance of stock for compensation	$—	$112,837
Compensation for the issuance of stock to officers and directors	$2,124,967	$63,717
Convertible Notes payable converted to 258,544 Common Shares	$—	$401,673
Compensation for the issuance of stock for consulting services	$40,000	$105,000
Common stock issued and contingent consideration shares of Common Stock to acquire Enochian BioPharma, Inc.	$—	$166,469,000

The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation – Enochian BioSciences, Inc., (“Enochian”, or “Registrant”, and together with its subsidiaries, the “Company”, “we” or “us”) engages in the research and development, and clinical trials of pharmaceutical and biological products for the human treatment of HIV and cancer with the intent to manufacturer said products. The Registrant was originally incorporated in the State of Delaware on January 18, 2011. On March 2, 2018, the Registrant amended its articles of incorporation changing the name of the Company to Enochian BioSciences, Inc.

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

Enochian Biosciences Denmark ApS, a Danish corporation was incorporated on April 1, 2001 (“Enochian Denmark”). On February 12, 2014, in accordance with the terms and conditions of the Share Exchange Agreement, the Company acquired Enochian Denmark and it became a 100% owned subsidiary of the Registrant subject to 185,053 shares of common stock of the Registrant held in escrow according to Danish law (the “Escrow Shares”). As of June 30, 2019, there are 92, 237, Escrow Shares remaining.

Acquisition of Enochian Biopharma - On January 12, 2018, the Registrant, Acquisition Sub, Enochian Biopharma and Weird Science entered into the Acquisition Agreement, pursuant to which on February 16, 2018, Enochian Biopharma became a wholly owned subsidiary of the Registrant. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of the Common Stock of the Registrant and (ii) the right to receive earn-out shares of Common Stock (“Contingent Shares”) pro rata upon the exercise or conversion of warrants, which were outstanding at closing. As of June 30, 2019, and June 30, 2018, 1,938,122 and 6,488,122 Contingent Shares, respectively are contingently issuable in connection with the Acquisition of Enochian Biopharma.

Consolidation - For the years ended June 30, 2019 and 2018, the consolidated financial statements include the accounts and operations of the Registrant, Enochian Biosciences Denmark ApS and Enochian BioPharma. All material inter-company transactions and accounts have been eliminated in the consolidation.

Functional Currency / Foreign currency translation - The functional currency of Enochian Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during years ended June 30, 2019 and 2018. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured States amounts at June 30, 2019 and 2018 of $12,282,224 and $15,600,865, respectively.

Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from four to ten years (See Note 4).

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets—The Company has both Definite and Indefinite life intangible assets.

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

Indefinite life intangible assets include license agreements and goodwill. The Company accounts for indefinite life intangible assets in accordance with ASC 350, “Goodwill and Other Intangible Assets”. License agreement cost represent the Fair Value of the license agreement on the date acquired and are tested annually for impairment. The fair value analysis performed on the license agreements, and the fair value analysis performed on goodwill supported that both indefinite life intangible assets are not impaired as of June 30, 2019. (See Note 5)

Impairment of Long-Lived Assets - Long-lived assets, such as property, plant, and equipment and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

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

Research and Development Expenses - The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of the HIV and Cancer therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV and Cancer. Research and development expenses for the year ended June 30, 2019 and 2018 amounted to $2,498,107 and $616,961, respectively.

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes. (See Note 7)

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share - The Company calculates earnings/ (losses) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. The shares of Common Stock outstanding at June 30, 2019 and 2018 were 45,273,924 and 36,163,924, respectively. Because of the net loss for the twelve months ended June 30, 2019 and June 30, 2018, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. As of June 30, 2019 and 2018 there were 4,393,005 and 12,976,244, respectively, potential dilutive shares that needed to be considered as common share equivalents.

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

The following table sets forth the liabilities at June 30, 2019 and 2018, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable
	(Level 1)	(Level 2)	(Level 3)

Contingent Consideration Liability	—	—	5,667,000
The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2018			$22,891,000
Contingent Shares issued pursuant to the Acquisition Agreement			$(24,297,579)
Fair value adjustment			$7,073,579
Balance June 30, 2019			$5,667,000

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Options and Warrants - The Company has granted stock options to certain employees, officers and directors that were subsequently converted to Grant Warrants. During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and warrants. The Company accounts for options and warrants in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs for employee compensation and consulting fees for the years ended June 30, 2019 and 2018 were $2,124,967 and $257,937, respectively (see Note 8).

Stock-Based Compensation —The Company records stock-based compensation in accordance with ASC 718, Stock Compensation. .All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period. For the year ended June 30, 2019, the Company issued 10,000 shares at a value of $40,000. For the year ended June 30, 2018, the Company issued 18,750 shares valued at $105,000 (See Note 8).

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

Recent Accounting Pronouncements - In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective for fiscal years beginning after January 1, 2019. The Company is in the process of evaluating the impact of this new guidance.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. For public business entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. For all other entities, the ASU is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual reporting periods beginning after December 15, 2018. The Company’s adoption of these SEC amendments did not have a material effect on the Company’s reporting of financial position, results of operations, cash flows or stockholders’ equity.

Other recent accounting pronouncements issued by the FASB do not or are not believed to by management to have a material impact on the Company's present or future financial statements.

Reclassification— Certain balances reported in the financial statements as of June 30, 2018 have been reclassified to conform with the headings used as of June 30, 2019 and including the reclassification of $257,937 of non-cash compensation expense to general and administrative expenses.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--- REVISION OF FINANCIAL STATEMENTS

The Company discovered that it had incorrectly classified the intangible assets that were purchased as part of the acquisition of Enochian Biopharma, Inc. as finite-lived (amortizable), rather than indefinite-lived intangible assets (not amortized). ASC 350- Intangibles- Goodwill and Other requires that all intangible assets acquired in a business combination that are used in research and development activities (i.e., in-process research and development (IPR&D) assets) be capitalized as indefinite-lived intangible assets, regardless of whether they have an alternative future use. The impact of this change is that the reversal of the accumulated depreciation related to the intangible assets for the year ended June 30, 2018, would need to be evaluated to determine if the correction was material enough to require a restatement.

The Company has revised its previously issued consolidated financial statements for the year ended June 30, 2018 to correct the error that occurred during that fiscal year. The Company’s Management assessed the materiality of the error identified in accordance with ASC 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and concluded based on qualitative and quantitative considerations that the effect of the correction in the period in which the related misstatement originated was not material.

The following table sets forth the impact on the lines impacted by the correction on the Company’s financial statements as of June 30, 2018.

	For the year ended June 30, 2018	Adjustments	For the year ended June 30, 2018
	(As Reported)		(As Revised)
Balance Sheet:
Definite life intangible assets, net	$111,489		$111,489
Indefinite life intangible assets	$151,983,970	$2,840,030	$154,824,000
Total Assets	$179,662,426	$2,840,030	$182,502,456
Statement of Operations:
Depreciation & Amortization	$2,858,514	$(2,840,030)	$18,484
Total Operating Expense	$8,169,359	$(2,840,030)	$5,329,329
Loss Before Income Taxes	$(9,263,581)	$(2,840,030)	$(6,423,551)
Net Income (Loss)	$(9,151,865)	$(2,840,030	$(6,311,835)
Basic & Diluted Loss per Share	$(0.42)	$(0.13)	$(0.29)
Consolidated Statement of Other Comprehensive Income
Other Comprehensive Income	$(9,299,018)	$(2,840,030)	$(6,458,988)
Consolidated Statement of Changes to Shareholders’ Equity
Accumulated Deficit	$(37,595,390)	$(2,840,030)	$(34,755,360)

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — ACQUISITION OF ENOCHIAN BIOPHARMA

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

The Acquisition Shares issued equal 50% of the outstanding common shares of the company, post issuance and were fair valued based on the last third-party private placement for cash which occurred at or around the acquisition date due to a lack of trading volume in our stock. The Contingent Consideration could have resulted in a maximum future issuance of an additional 6,488,122 shares of Common Stock if all outstanding options and warrants are exercised. This contingent consideration liability is measured at fair value at inception and subsequently marked to fair value in future periods until the underlying options and warrants are completely exercised or expire. The Company valued the liability based off an option pricing model using the probability of conversion to determine the number of shares expected to be issued. As of June 30, 2019, there are 1,938,122 shares of Common Stock that are contingently issuable.

The significant assumptions for this valuation were as follows:

	June 30, 2019	June 30, 2018	February 18, 2018
Stock Price	$4.50	$8.00	$8.00
Exercise Price	$1.30 -$2.00	$1.30 -$2.00	$1.30 -$2.00
Term	0.55 - 3.05 years	1.8 - 4.3 years	1.55 - 4.05 years
Risk Free Rate	2.46% - 2.57%	2.17% - 2.54%	2.43% - 2.54%

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

The following are the fair value of assets acquired and liabilities assumed as of the closing date of February 16, 2018:

Cash and cash equivalents	$2,000
Other current assets	3,000
IPR&D intangible asset	154,824,000
Other intangible assets	11,640,000
Total Consideration	$166,469,000

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — ACQUISITION OF ENOCHIAN BIOPHARMA (Continued)

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

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2019 and 2018:

	Useful Life	June 30, 2019	June 30, 2018
Lab equipment and Instruments	4-7	$479,145	$202,197
Leasehold improvements	10	$194,788	$—
Furniture fixtures and equipment	4-7	$72,736	$58,977
Total		$746,669	$261,174
Less accumulated depreciation		$(59,152)	$(233,772)
Net Property and Equipment		$687,517	$27,402

Depreciation expense amounted to $56,555 and $2,597 for the years ended June 30, 2019 and 2018, respectively.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — INTANGIBLE ASSETS AND GOODWILL

At June 30, 2019 and 2018, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $93,299 and $111,489, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the year ended June 30, 2019 and 2018, was $15,154 and $18,484, respectively.

At June 30, 2019 and 2018, indefinite life intangibles assets consisted of a licenses agreements classified as In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible asset provides economic benefit, and goodwill.

At June 30, 2019 and 2018, definite-life intangible assets consisted of the following:

	Useful Life	June 30, 2018	Period Change	Effect of Currency Translation	June 30, 2019
Definite Life Intangible Assets		(As Revised)
Patents	20 Years	$310,968	$—	$(8,597)	$302,371
Less Accumulated Amortization		$(199,479)	$(15,154)	$5,561	$(209,072)
Net Definite-Life Intangible Assets		$111,489	$(15,154)	$(3,036)	$93,299

Indefinite Life Intangible Assets
License Agreement		$154,824,000			$154,824,000
Goodwill		$11,640,000			$11,640,000
Total		$166,464,000			$166,464,000
Total Indefinite Life Intangible Assets		$166,464,000			$166,464,000

Expected future amortization expense for the years ended are as follows:

Year ending June 30,
2020	$ 15,154
2021	$ 15,154
2022	$ 15,154
2023	$ 15,154
Thereafter	$ 32,683
$ 93,299

During February 2018, the Company acquired a License Agreement (as licensee) to the HIV therapy being developed as ENOB-HV01 which consists of a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans. Because the License Agreement is considered, an IPR&D intangible asset is classified as an indefinite life asset that is tested annually for impairment.

Impairment – Following the fourth quarter of each year, management performs its annual test of impairment of intangible assets by performing a quantitative assessment and determines if it is more than likely than not that, the fair value of the asset is greater than or equal to the carrying value of the asset. The results of the quantitative assessment supported Management’s conclusion that an impairment adjustment was not required as of June 30, 2019.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — LEASES

Operating Leases —

On November 13, 2017, the Registrant entered into a Lease Agreement for a term of five years and two months from November 1, 2017 with Plaza Medical Office Building, LLC, pursuant to which the Registrant agreed to lease approximately 2,325 rentable square feet (the “Plaza Lease”). The base rent for the Plaza Lease increases by 3% each year, and ranges from approximately $8,719 per month, for the first year to $10,107 per month for the two months of the sixth year. The equalized monthly lease payment for the term of the lease is $8,124. The Registrant is entitled to $70,800 in tenant improvement allowance in the form of free rent applied over 10 months in equal installments beginning in January 2018.

On June 19, 2018, the Registrant entered into a Lease Agreement for a term of ten years from September 1, 2018 with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet (the “Century Lease”). On February 20, 2019, the Registrant entered into an Addendum to the original Lease Agreement with an effective date of December 1, 2019, where it expanded the lease area to include another 1,101 square feet for a total rentable 3,554 square feet. The base rent increases by 3% each year, and ranges from $17,770 per month for the remainder of the first year to $23,186 per month for the tenth year. The Company is entitled to $148,168 in contributions toward tenant improvements.

For the years ended June 30, 2019 and 2018, the lease expenses charged to general and administrative expenses amounted to $395,528 and $15,685, respectively.

Below are the lease commitments for the next 5 years:

Year Ending June 30th	Lease Expense
2020	$328,490
2021	$338,345
2022	$348,495
2023	$298,305
2024	$246,004
Thereafter	$1,106,435
Total	$2,666,074

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Accounting for Income Taxes; which requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.

As of June 30, 2019 and 2018, the Company had net operating loss carryforwards of approximately $20,905,755 and $5,110,796, respectively, giving rise to deferred tax assets of $4,454,946 and $1,138,005, respectively for United States tax purposes which expire in 2036.

The Company files Danish and U.S. income tax returns and they are generally no longer subject to tax examinations for years prior to 2008 for their Danish tax returns and 2012 for their U.S. tax returns.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at June 30, 2019 and 2018:

	June 30
	2019	2018 (As Revised)
Excess of Tax over book depreciation Fixed assets	$(13,985)	$(19,065)
Excess of Tax over book depreciation Patents	3,017	3,879
Stock/options Compensation	454,643	—
Depreciation and amortization	11,876	—
Net Operating Loss Carryforward	4,454,946	1,138,005
Valuation Allowance	(4,910,497)	(1,122,819)
Total Deferred Tax Asset (Liabilities)	$—	$—

In accordance with prevailing accounting guidance, the Company is required to recognize and disclose any income tax uncertainties. The guidance provides a two-step approach to recognize and disclose any income tax uncertainties. The guidance provides a two-step approach to recognizing and measuring tax benefits and liabilities when realization of the tax position is uncertain. The first step is to determine whether the tax position meets the more-likely-than-not condition for recognition, and the second step is to determine the amount to be recognized based on the cumulative probability that exceeds 50%. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which can be difficult to determine and can only be estimated. Management estimates that it is more likely than not that the Company will not generate adequate net profits to use the deferred tax assets; and consequently, a valuation allowance was recorded for all deferred tax assets.

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the year ended June 30, 2019 and the year ended June 30, 2018:

	June 30
	2019	2018
		(As Revised)
Computed tax at expected statutory rate	$(3,783,461)	$(1,131,612)
Non-US income taxed at different rates		(10,863)
Non-deductible expenses / other items		218,055
Valuation allowance	3,783,461	812,704
Income Tax Expense	$—	$(111,716)

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — INCOME TAXES (Continued)

The components of income tax expense (benefit) from continuing operations for the year ended June 30, 2019 and the year ended June 30, 2018 consisted of the following:

	June 30,
Current Tax Expense	2019	2018 (As Revised)
Danish Income Tax (Benefit)	$—	$(111,716)
Total Current Tax Expense (Benefit)	—	$(111,716)
Deferred Income Tax Expense (Benefit) Excess of Tax over Book Depreciation Fixed Assets	$(13,985)	$(19,065)
Excess of Tax over Book Depreciation Patents	3,017	3879
Stock/options Compensation	454,643	—
Depreciation and amortization	11,876	—
Net Operating Loss Carryforwards	4,454,946	1,138,005
Change in the Valuation allowance	(4,910,497)	(1,122,819)
Total Deferred Tax Expense	$—	$—

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock — The Registrant has 100,000,000 authorized shares of Common Stock, par value $0.0001. As of June 30, 2019 and 2018 there were 45,273,924 and 36,163,924 shares of Common Stock issued and outstanding, respectively.

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

On February 16, 2018, the Registrant issued 18,081,962 shares of Common Stock valued at the price of $8.00 per share pursuant to the Acquisition Agreement.

On August 28, 2018, the Registrant issued 10,000 shares of Common Stock valued at the price of $4.00 per share or $40,000 for non-cash consulting compensation.

On December 27, 2018, the Registrant issued 1,307,693 shares of Common Stock valued at the price of $1.30 per share pursuant to the exercise of warrants at strike price $1.30 per share for total proceeds of $1,700,001.

On December 27, 2018, the Registrant issued 1,307,693 shares of Common Stock valued at the price of $7.20 per share pursuant to the Acquisition Agreement. This was a non-cash transaction that impacted shareholders’ equity in the amount of $9,415,390.

On June 27, 2019, the Registrant issued 3,092,307 shares of Common Stock valued at the price of $1.30 pursuant to the exercise of warrants at strike price $1.30 per share for total proceeds of $4,019,999.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

On June 27, 2019, the Registrant issued 150,000 shares of Common Stock valued at the price of $2.00 pursuant to the exercise of vested options at a strike price per share for total proceeds of $300,000.

On June 27, 2019, the Registrant issued 3,242,307 shares of Common Stock valued at the price of $4.59 pursuant to the Acquisition Agreement. This was a non-cash transaction that impacted shareholders’ equity in the amount of $14,882,189.

Acquisition of Enochian Biopharma / Contingently issuable shares - On February 16, 2018, the Acquisition was completed when the Acquisition Sub merged with and into Enochian Biopharma, with Enochian Biopharma as the surviving corporation. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive Contingent Shares of Common Stock pro rata upon the exercise or conversion of warrants which were outstanding at closing. As of June 30, 2019, 1,938,122 Contingent Shares are potentially issuable in connection with the Acquisition of Enochian Biopharma.

Recognition of Options

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Enochian Biosciences Inc.
Expected term (in years)	3-10
Volatility	91.86 - 98.15%
Risk free interest rate	2.12- 3.23%
Dividend yield	0%

The Company recognized stock-based compensation expense related to the options of $2,124,967 and $257,937 for the years ended June 30, 2019 and 2018, respectively. At June 30, 2019, the Company had approximately $659,868 of unrecognized compensation cost related to non-vested options.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

Stock Grants -On September 15, 2016, the Board granted the right to acquire 300,000 shares of Common Stock at a strike price of $2.00 per share in what the Board originally described as “options” (the “Grants”) to each of Eric Leire, APE Invest A/S for Aldo Petersen and N.E. Nielson in consideration of their service to the Registrant. These Grants vested immediately and expire December 31, 2019. In October of 2017, the Registrant issued warrants to APE Invest A/S and N.E. Nielsen, and in January 2018, the Registrant issued a warrant to Eric Leire (each a “Grant Warrant” collectively the “Grant Warrants”) to evidence the Grants for an aggregate of 900,000 Grant Warrants. During the year ended June 30, 2019, there were 150,000 Grant Warrants exercised at the strike price of $2.00 per share or $300,000. There is a remaining balance of 500,000 Grant Warrants as of June 30, 2019.

Grant Warrants/ Plan Options

On February 6, 2014, the Board adopted the Registrant’s 2014 Equity Incentive Plan (the “Plan”), and the Registrant has reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the Plan. To date the Registrant has granted options under the Plan (“Plan Options”) to purchase 501,761 shares of Common Stock. During the year ended June 30, 2019, the Registrant issued 15,000 at $6.15 per share or $92,250 of Restricted Stock Units (“RSUs”) in accordance with the terms of the Plan. The remaining compensation expense related to the RSUs at June 30, 2019 is $90,231.

A summary of the status of the Plan Options and Grant Warrants outstanding at June 30, 2019 is presented below:

Options Outstanding					Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$2.00	500,000	0.50	$2.00	500,000	0.50	$2.00
	$3.95	5,063	9.09	$3.95	—	—	$—
	$5.72	13,113	9.34	$5.72	—	—	$—
	$5.74	15,679	9.00	$5.74	15,679	9.23	$5.74
	$5.80	7,759	9.28	$5.80	—	—	$—
	$6.15	60,000	9.94	$6.15	—	—	$—
	$6.25	18,346	9.69	$6.25	—	—	$—
	$6.50	300,000	9.40	$6.50	300,000	9.40	$6.50
	$6.95	4,317	9.78	$6.95	—	—	$—
	$7.10	8,248	9.67	$7.10	—	—	$—
	$8.00	69,235	8.82	$8.00	13,540	8.68	$8.00
Total	$—	1,001,760	4.96	$4.30	829,220	4.02	$3.80

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Plan Options and the Grant Warrants for the year ended June 30, 2019, and changes during the period are presented below:

		Weighted Average	Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at beginning of period	690,620	$2.00	2.00	$2,275,000
Granted	461,140	$6.46	10.00	-
Exercised	(150,000)	$2.00	0.50	-
Forfeited	—	$—	—	-
Expired	—	$—	—	-
Outstanding at end of period	1,001,760	$4.30	4.96	$1,252,785
Vested and expected to vest	829,220	$3.80	4.02	$1,250,000
Exercisable end of period	829,220	3.80	4.02	$1,250,000

At June 30, 2019, all Grant Warrants are exercisable and 829,220 Plan options are exercisable. The total intrinsic value of options at June 30, 2019 was $1,252,785. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2019 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the status of shares of Common Stock which can be purchased underlying the warrants outstanding at June 30, 2019 is presented below:

		Weighted Average	Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at beginning of period	5,838,122	$1.96	3.89
Granted	—	—	—
Exercised	(4,400,000)	1.30	—
Cancelled/Expired	—	—	—
Outstanding at end of period	1,438,122	$1.42	3.00	$4,521,990
Exercisable end of period	1,438,122	$1.42	3.00	$4,521,990

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (continued)

	Equivalent Shares Underlying Warrants Outstanding			Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weight Average Remaining Contractual Life (years)	Weight Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	1,413,122	3.02	$1.30	1,413,122	$1.30
$8.00	25,000	1.63	$8.00	25,000	$8.00
Total	1,438,122	3.00	$1.42	1,438,122	$1.42

At June 30, 2019, the Company had 1,938,122 vested warrants. The exercise price of certain warrants and the number of shares underlying the warrants are subject to adjustment for stock dividends, subdivisions of the outstanding shares of Common Stock and combinations of the outstanding shares of Common Stock. For so long as the warrants remain outstanding, we are required to keep reserved from our authorized and unissued shares of Common Stock a sufficient number of shares to provide for the issuance of the shares underlying the warrants.

Restricted Stock Units (RSUs)

A summary of the status of Restricted Stock Units outstanding at June 30, 2019 is presented below:

		Weighted Average	Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at beginning of period	$—	$—	$—	$—
Granted	15,000	6.15	2.94	$—
Exercised	—	—	—
Cancelled/Expired	—	—	—
Outstanding at end of period	15,000	$6.15	2.94	$—
Exercisable end of period	—	$—	—	$—

	Restricted Stock Units Outstanding			Restricted Stock Units Exercisable
Grant Price	Stock Units	Weight Average Remaining Contractual Life (years)	Weight Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.15	15,000	2.94	$6.15	—	$—
Total	15,000	2.94	$6.15	—	$—

Acquisition of DanDrit Denmark - At June 30, 2019 and 2018, the Registrant maintained a reserve of 92,237 and 129,596 Escrow Shares, respectively, all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the 92,237 and 129,596 shares held by non-consenting shareholders of DanDrit Denmark at June 30, 2019 and 2018, respectively, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. During the year ended June 30, 2019, the Registrant issued 37,359 shares of Common Stock to such non-consenting shareholders of DanDrit Denmark.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Consulting Agreements – On February 16, 2018, the Registrant entered into a consulting agreement with Weird Science under which Weird Science was to provide ongoing medical services related to the development of the Company’s products for the treatment of HIV and cancer. In consideration for such consulting services, the Company was to pay up to $30,000 per month for the consulting services. On July 9, 2018, the consulting agreement was terminated (See Note 10).

On February 16, 2018, the Registrant entered into a consulting agreement with Carl Sandler, a board member and shareholder of the Registrant (through his holdings in Weird Science) for services related to clinical development and new business opportunities. In consideration for services actually rendered, the Registrant paid $10,000 per month for 6 months. For the year ended June 30, 2018, Carl Sandler was paid $45,000 for consulting services. For the year ended June 30, 2019, the Company paid the remaining $15,000 of the agreement. The agreement with Mr. Sandler terminated pursuant to its terms on August 16, 2018.This amount is included in “Consulting Expenses” in our Condensed Consolidated Statement of Operations (See Note 10).

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and autologous and allogenic cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Allogenic Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases). G-Tech is entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month (See Note 10).

Shares held for non-consenting shareholders – In connection with the Share Exchange certain shareholders of DanDrit Denmark had not been identified or did not consent to the exchange of shares. In accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, the Non-Consenting Shareholders that did not exchange the DanDrit Denmark equity interests owned by such Non-Consenting Shareholders for shares of the Company, will be entitled to receive up to 185,053 shares of Common Stock of the Company that each such Non-Consenting Shareholder would have been entitled to receive if such shareholder had consented to the Share Exchange. During the year ended June 30, 2019, the Registrant issued 37,359 shares of Common Stock to such non-consenting shareholders of DanDrit Denmark. The 92,237 remaining shares have been reflected as issued and outstanding in the accompanying financial statements.

Employment and Service Agreements – The Company has a director’s agreement with Mark Dybul, the Executive Vice-Chair where he fulfills the duties as prescribed by the Company’s bylaws and receives annual compensation in the amount of $430,000, plus 300,000 options that vested immediately. The Company has an employment agreement with Luisa Puche, the Chief Financial officer with a base annual compensation of $200,000 plus 60,000 options and 15,000 options granted effective her employment date. The Company had an employment agreement with Eric Leire, the former Chief Executive Officer with a base compensation of $313,775. The Company also had a services agreement with Crossfield, Inc. an entity controlled by Robert Wolfe, the former acting Chief Financial officer with a base compensation of $240,000. As of January 7, and 9, 2019, respectively, Eric Leire and Robert Wolfe are no longer with the Company. The Company maintains employment agreements with other staff in the ordinary course of business.

Contingencies - The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceedings or claim contains an element of uncertainty, management does not expect a material impact on our results of operations or financial position.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — RELATED PARTY TRANSACTIONS

On December 29, 2017, the Registrant entered into a consulting agreement with RS Group ApS, a company owned and controlled by 2 directors, for consulting services from October 1, 2017 through March 31, 2018. In consideration for the consulting services in connection with the negotiation and structuring of the acquisition of Enochian Biopharma, the Registrant paid RS Group ApS $367,222.

On February 16, 2018 the Registrant entered into a consulting agreement with Carl Sandler, who subsequently became a board member and shareholder of the Registrant (through his holdings in Weird Science) for services related to clinical development and new business opportunities. In consideration for services actually rendered, the Registrant paid $10,000 per month for 6 months. For the year ended June 30, 2019 and 2018, Carl Sandler was paid $15,000 and $45,000 for consulting services, respectively. The agreement with Mr. Sandler terminated pursuant to its terms on August 16, 2018. This amount is included in “Consulting Expenses” in our Consolidated Statement of Operations.

On February 16, 2018, the Registrant entered into a consulting agreement with Weird Science, a significant shareholder of the Registrant, under which Weird Science was to provide ongoing medical services related to the development of the Company’s products for the treatment of HIV and cancer. In consideration for such consulting services, the Company was to pay up to $30,000 per month for the consulting services. On July 9, 2018, the consulting agreement was terminated (See Note 9).

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and autologous and allogenic cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Allogenic Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases). G-Tech is entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. G-Tech is controlled by certain members of Weird Science. For the year ended June 30, 2019, the Company paid G-Tech $1,500,000. This amount is included in “Research & Development expenses in our Consolidated Statements of Operations (See Note 9).

NOTE 11 — SUBSEQUENT EVENTS

On July 3, 2019, the Registrant issued 500,000 shares of Common Stock valued at the price of $2.00 pursuant to the exercise of vested options at a strike price of $2.00 per share for total proceeds of $1,000,000.

On July 3, 2019, the Registrant issued 500,000 shares of Common Stock valued at the price of $4.42 per share pursuant to the Acquisition Agreement. This was a non-cash transaction that impacted shareholders’ equity in the amount of $2,210,000.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Annual Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the SEC Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation. As of June 30, 2019, the Management concluded that internal controls over financial reporting as of June 30, 2019 were not effective, based on COSO’s framework. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system. These control deficiencies will be monitored, and attention will be given to the matter as we continue to accelerate through our current growth stage.

This Annual Report does not include attestation reports of the Company’s registered public accounting firms regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

20

Changes in Internal Control over Financial Reporting

During the year ended June 30, 2019, we instituted the changes in our management and board related to our internal control over financial reporting:

●	On January 7, 2019, the Board appointed Luisa Puche as the Chief Financial Officer;
●	On October 30, 2018, the Board increased its size from six to seven directors. The additional director is considered independent under the listing standards of the Nasdaq Capital Market.

Except as set forth above, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

21

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Directors and Executive Officers”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics”, “Corporate Governance” and as otherwise set forth in the Company’s 2019 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information will be contained in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions and Director Independence

This information will be contained in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14. Principal Accounting Fees and Services

This information will be contained in our definitive proxy statement for our 2019 Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

22

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among the Company, DanDrit Acquisition Sub, Inc., Enochian Biopharma and Weird Science dated January 12, 2018 (1)

3.1	Certificate of Incorporation (2)

3.2	Bylaws (3)

4.1	Description of Securities (4)

10.1	2014 Equity Incentive Plan (5)

10.2	Form of Subscription Agreement (6)

23

Exhibit No.	Description
10.3	Form of Warrant (6)

10.4	Lease Agreement by and between the Company and Plaza Medical Office Building, LLC dated November 13, 2017 (7)

10.5	Form of License Agreement (1)

10.6	Form of Investor Rights Agreement (1)

10.7	Form of Standstill and Lock-Up Agreement (1)

10.8	Form of Grant Warrant (8)

10.9	General Office Lease by and between the Registrant and Century City Medical Plaza Land Co., Inc. dated June 19, 2018 (9)

10.10*	Consulting Agreement by and between the Company and G-Tech Bio, LLC July 9, 2018

10.11*	Offer Letter from the Company to Luisa Puche, dated December 28, 2018.

10.12*	Amended and Restated Director Agreement by and between the Company and Mark Dybul, as amended, dated May 1, 2019. *

14.1	Code of Ethics (10)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

24

   +         Agreement with management.

*          Filed herewith.

**        Furnished herewith.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2018 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2019 and incorporated herein by reference.
(4)	The description of securities set forth in Item 1 of the Company’s Form 8-A, as filed with the SEC on December 6, 2018, is hereby incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s registration statement on Form S-1 filed with the SEC on February 14, 2014.
(6)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 1, 2017 and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2017 and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 9, 2018 and incorporated herein by reference.
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2018 and incorporated herein by reference
(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed with the SEC on October 29, 2018 and incorporated herein by reference.

25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 27, 2019	ENOCHIAN BIOSCIENCES, INC.

	By:	/s/ Mark Dybul
Mark Dybul
Executive Vice Chair
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Mark Dybul	Executive Vice Chair	September 27, 2019
Dr. Mark Dybul	(Principal Executive Officer)

/s/ Luisa Puche	Chief Financial Officer	September 27, 2019
Luisa Puche	(Principal Financial and Accounting Officer)

/s/ René Sindlev	Director and Chairman of the Board	September 27, 2019
René Sindlev

/s/ Henrik Grønfeldt-Sørensen	Director	September 27, 2019
Henrik Grønfeldt-Sørensen

/s/ Carl Sandler	Director	September 27, 2019
Carl Sandler
/s/ Luc Debruyne	Director	September 27, 2019
Luc Debruyne

/s/ Evelyn D’An	Director	September 27, 2019
Ms. Evelyn D’An

/s/ Mr. James Sapirstein	Director	September 27, 2019
Mr. James Sapirstein

26