Form 10-K/A
period 2019-06-30
Enochian Biosciences Inc
filed 2019-10-28
CIK 1527728

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

+1(786) 888-1685 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that -the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in rule 12b-2 of the Exchange Act.

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

As of October 28, 2019, the number of shares outstanding of the registrant’s Common Stock, par value $0.0001 per share, was 46,273,924.

1

EXPLANATORY NOTE

Enochian BioSciences, Inc. (the “Registrant,” and together with its wholly owned subsidiaries, Enochian Biopharma, Inc., a Delaware corporation (“Enochian Biopharma”) and Enochian Biosciences Denmark ApS, a Danish limited company (“DanDrit Denmark”), the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2019, solely to include the information required in Part III (Items 10 through 14) of Form 10-K. In addition, we are amending Item 15 of Part IV, solely to include new certifications by our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2 hereto, as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors

The following table identifies our current directors, their ages, their respective offices and positions, and their respective dates of election or appointment, in each case as of October 28, 2019.

Name	Age	Position	Officer/Director Since
Mr. Renè Sindlev	58	Chairman of the Board	June 2017

Dr. Mark R. Dybul	56	Executive Vice Chair of the Board	February 2018

Ms. Evelyn D’An	57	Director	March 2018

Mr. James Sapirstein	58	Director	March 2018

Mr. Carl Sandler	47	Director	February 2018

Mr. Henrik Gronfeldt - Sorensen	47	Director	February 2018

Mr. Luc Debruyne	56	Director	October 2018

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

Background

The following is a description of the business experience, qualifications, skills and educational background of each of our directors who is not also an executive officer, including each director’s relevant business experience:

Mr. Renè Sindlev. Mr. Sindlev has been successfully self employed since 1985 from the age of 23. He has been an investor and entrepreneur since 1997 through his holding companies including RS Group ApS, RS Arving ApS, RS Family ApS, RS Newton ApS & RS Bio ApS. In January of 2014, Mr. Sindlev established Dr. Smood ApS in Denmark, and Dr. Smood Group, Inc. in the United States, a chain of all USDA Certified Organic health restaurants, and since 2014 he has served as its chairman. Mr. Sindlev has previously founded, owned and sold more than 28 companies in the Jewelry, Aviation, Charter and Real Estate Business, such as World of Watches A/S, Pandora A/S, RS Aviation ApS, Gråbrødrestræde ApS among others. In 2002, Mr. Sindlev co-founded Pandora A/S and served as President & Board Member, and as an advisor to the board before and after its IPO on Nasdaq Copenhagen in 2010. Mr. Sindlev co-founded Enochian Biosciences Inc. in February 2018 from being an early Biotech investor in DanDrit Biotech, Inc. We believe Mr. Sindlev’s experience as an entrepreneur in successfully building start-up companies from the ground up qualifies him to serve as a director and Chairman of the Board.

Ms. Evelyn D’An. Ms. D’An is an experienced independent director and experienced chair of audit, compensation and nominating/governance committees with various public companies. She has also worked as a CFO, as a former Big 4 Audit Partner and has been a Hispanic business leader in the community. Ms. D’An spent 18 years with Ernst & Young where she served clients in retail, consumer products, technology, financial services, media and other sectors. As President of D’An Financial Services, she has continued to provide a variety of financial and operational leadership support to her clients since 2004. Ms. D’An has a diverse background, which offers a valuable combination of private equity ownership experience, along with public company corporate governance and reporting. Throughout her career, she has taken on financial and operational leadership roles, including Senior Vice President of Finance and Accounting for Brightstar Corporation, a global distributor and service provider for the wireless industry. Ms. D’An also led and participated in several successful initial public offerings, debt restructuring and M&A transactions. Ms. D’An has been serving on corporate boards since 2005. Since 2016, she has also served on the board of Summer Infant, a NASDAQ-listed manufacturer of infant and juvenile products, with distribution into major retailers such as Target, Walmart and Amazon. She graduated with a Masters of Accounting from Florida International University and a Bachelor of Science from the State University of New York at Albany. We believe Ms. D’An’s significant corporate governance, financial and accounting expertise qualifies her to serve as a director.

Mr. James Sapirstein. Mr. Sapirstein joined the Board of Directors of the Registrant after having served over thirty five years in the pharmaceutical industry. He has been part of almost two dozen product launches and specifically either led or been a key member of several HIV product launches into a new class of therapeutics. He is currently the CEO of AzurRx BioPharma and has served as the CEO of ContraVir Pharmaceuticals, Inc. (now Hepion), which is a company specializing in the Hepatitis B space. After beginning his career in 1984 with Eli Lilly, he accepted a position at Hoffmann-LaRoche in 1987, where he served for almost a decade as part of its commercial teams in the US and abroad. He held a number of positions at Hoffmann-LaRoche, before moving to Bristol Myers Squibb (BMS) in 1996 as the Director of International Marketing in the Infectious Disease group. While at BMS, he worked on several important HIV/AIDS projects including Secure the Future. Later, Mr. Sapirstein started his career in smaller biotech companies when he joined Gilead Sciences, Inc. (GILD) in order to lead the Global Marketing team in its launch of Viread (tenofovir). In 2002, he accepted the position of Executive Vice President Metabolic and Endocrinology for Serono Laboratories before becoming the founding CEO of Tobira Therapeutics in 2006. In 2012, after several years in the infectious diseases space, Mr. Sapirstein became the CEO of Alliqua Therapeutics at Alliqua, Inc. Mr. Sapirstein holds board positions with Marizyme Inc. (MRZM), RespireRx Pharmaceuticals (RSPI) and Leading Biosciences, Inc. Replace with: He is also a Director for Biotechnology Innovation Organization (BIO) and the Chairman Emeritus of BIO's New Jersey Chapter (BioNJ), where he sits on both the Health Section Governing Board and Emerging Companies Section Governing Board. Mr. Sapirstein received his MBA from Fairleigh Dickinson University and B.Pharm. from Rutgers University. We believe Mr. Sapirstein’s extensive experience as a biotechnology executive and as a board member in biopharma industry and industry associations qualifies him to serve as a director.

Mr. Carl Sandler. Mr. Sandler is a serial tech and healthcare CEO who has built numerous consumer-facing technology and healthcare brands. He was the CEO of Enochian BioPharma, Inc. prior to its acquisition by the Registrant and has been the Manager of Weird Science, LLC since March of 2017. Mr. Sandler is a widely respected thought leader, journalist and speaker on issues related to public health, HIV/AIDS, sex and sexuality. He has spoken extensively at HIV/AIDS conferences worldwide about innovative uses of technology in public health. In addition to his journalism and speaking engagements, and prior to his position with Weird Science, Mr. Sandler was the Manager of DH Services, LLC, an application developer, and the CEO of True Sons Grooming, a subscription service. We believe Mr. Sandler’s significant experience in the HIV/AIDS community and as an entrepreneur qualifies him to serve as a director.

Mr. Henrik Gronfeldt - Sorensen. Mr. Gronfeldt-Sorensen has been the Chief Executive Officer of RS Group ApS, RS Arving ApS, RS Family ApS and RS Newton ApS since October of 2012, and he has served as a director of Dr. Smood Group, Inc. since January of 2014. Mr. Gronfeldt-Sorensen has over 10 years’ experience in different CEO & management positions; Danske Bank in Denmark, and the Danish Bank Nykredit in France. RS Group of Companies is a family office in Denmark with global investments within real estate, charter business, food & beverage, private hospitals and biosciences industries. Mr. Gronfeldt-Sorensen holds an eMBA from University of Monaco (2011). We believe Mr. Gronfeldt-Sorensen’s significant experience in corporate management and in investor relations qualifies him to serve as a director.

Mr. Luc Debruyne. Mr. Debruyne joined the board of Enochian Biosciences in October 2018 as an Independent Director. Previously, Mr. Debruyne joined GlaxoSmithKline (“GSK”) in 1991, became President Global Vaccines and was a member of GSK’s Corporate Executive Team until September 2018. He worked as a commercial strategy director in R&D, before leading the European Commercial Centre of Excellence. In 2006, Mr. Debruyne became GM in GSK Netherlands and then in 2010, SVP & GM Italy. In 2012, he was appointed SVP Pharma Europe and became GSK’s President Global Vaccines in 2013. Mr. Debruyne left GSK at the end of 2018. He holds a Master’s Degree in Physical Education from the University of Leuven. We believe Mr. Debruyne’s substantial experience in pharmaceuticals, as a biotechnology executive and as a board member in the biopharma industry and other industry associations qualify him to serve as a director.

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

Dr. Steven Deeks. Dr. Deeks is a Professor of Medicine in Residence at the University of California, San Francisco (UCSF) and a faculty member in the Division of HIV, Infectious Diseases and Global Medicine at Zuckerberg San Francisco General Hospital. Dr. Deeks has been engaged in HIV research and clinical care since 1993. He is a recognized expert on HIV-associated immune dysfunction and its impact on HIV persistence and health during antiretroviral therapy.

Dr. Hans-Peter Kiem. Dr. Kiem’s research has focused on stem cell and transplantation biology, cell and gene therapy and the development and use of novel gene editing technologies. The overall goal has been the development of improved treatment approaches for patients with genetic and infectious diseases and cancer. Dr. Kiem is the Sponsor of clinical gene therapy studies in HIV, glioblastoma, and Fanconi anemia, and he is the Principal Investigator or Co-Principal Investigator of many R01 or P01 grants including a Martin Delaney Consortium grant to study HIV cure strategies (to defeat HIV). Dr. Kiem has also served on the NIH Recombinant DNA Advisory Committee for the last five years and as Chair this past year. He is currently the Chair of the Stem Cell Committees for both the American Society for Gene and Cell Therapy and the American Society of Hematology. Dr. Kiem has extensive experience training students and postdoctoral fellows and has mentored more than 50 trainees in his lab over the past 20 years. Many of his trainees now hold tenured faculty positions in the US and in Germany.

Dr. W. David Hardy. Dr. Hardy currently serves as Senior Director of Evidence-based Practices, ACTG clinical research site (CRS) leader, MACS co-investigator and HIV/primary care provider at Whitman-Walker Health in Washington, D.C. and holds an Adjunct Professor of Medicine appointment at Johns Hopkins University School of Medicine in Baltimore. Dr. Hardy currently serves as Chair-elect of the Board of Directors of HIV Medicine Association (HIVMA), Chair of the Education Committee of the American Academy of HIV Medicine (AAHIVM) and Editor-in-Chief of AAHIVM’s comprehensive textbook Fundamentals of HIV Medicine for the HIV Specialist, published in 2012 and 2016. He previously served as Director, Division of Infectious Diseases at Cedars-Sinai Medical Center and Professor of Medicine at the David Geffen School of Medicine at UCLA, and just prior to joining Whitman-Walker; he was Chief Medical Officer for Calimmune, a biotechnology company investigating gene-modified CD4+ T cells and hematopoietic stem cells as a potential therapy for HIV infection.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, (“Code of Conduct”) that applies to our directors, executive officers and employees, including our principal executive officer and principal financial officer, and which is included as an exhibit to this Annual Report. We have posted our Code of Conduct on our website at www.enochianbio.com.The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. In addition, we intend to file a current report on Form 8-K or post on our website with respect to all disclosures that are required by law or the listing standards of the Nasdaq Stock Market (“Nasdaq”) concerning any amendments to, or waivers of, any provision of the Code of Conduct.

Board Meetings and Committees

The Board met six times during fiscal 2019, and also acts by written consent. The Board has the following standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, each of which was formed by the Board on March 27, 2018 upon the adoption of each committee’s charter. The Board may also establish other committees from time to time as necessary to facilitate the management of the business and affairs of the Company. Each committee is composed entirely of independent directors and in accordance with the listing standards of NASDAQ. Current committee membership and the number of meetings of each committee in fiscal 2019 are shown in the table below.

	Audit Committee	Compensation Committee	Nominating & Corporate Governance Committee

Mr. James Sapirstein	Member	Chair	Member
Mr. Luc Debruyne	Member	Member	Chair
Ms. Evelyn D’An	Chair	Member	Member
Number of Meetings Fiscal 2019	8	4	3

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

The Audit Committee appoints and sets the compensation for the independent registered public accounting firm annually and reviews and evaluates such auditor. This external auditor reports directly to the Audit Committee. The Audit Committee establishes our hiring policies regarding current and former partners and employees of the external auditor. In addition, the Audit Committee pre-approves all audit and non-audit services undertaken by the external auditor and any outside consultants engaged in work related to the Company’s financial reporting. The Audit Committee has direct responsibility for overseeing the work of the external auditor engaged for the purpose of preparing or issuing an auditor’s report or performing other audits, review or attest services, including the resolution of disagreements between the external auditor and management.

The Board has determined that each member of the Audit Committee has the appropriate level of financial understanding and industry specific knowledge to be able to perform the duties of the position; and they are financially literate and have the requisite financial sophistication as required by the applicable listing standards of NASDAQ. The Board has also determined that Ms. D’An qualifies as an “audit committee financial expert” under the Exchange Act and the listing standards of NASDAQ. The Audit Committee meets at least once per fiscal quarter to fulfill its responsibilities under its charter and in connection with the review of the Company’s quarterly and annual financial statements.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, as permitted by, and in accordance with, its charter, is responsible for matters related to the selection of directors for the appointment and/or election to the Board. This includes establishing criteria for, identifying and recommending potential candidates for nomination to serve on the Board, and establishing criteria to consider recommendations from the stockholders of the Company. The Nominating and Corporate Governance Committee considers and makes recommendations with respect to the independence of all directors.

The Nominating and Corporate Governance Committee is also responsible for maintaining compliance with applicable corporate governance requirements under the Exchange Act and the listing standards of NASDAQ. The Nominating and Corporate Governance Committee oversees the evaluation of the Board, including with respect to corporate governance, and develops and recommends to the Board corporate governance guidelines.

The Nominating and Corporate Governance Committee meets periodically in connection with the appointment and election of directors and at least annually to assess the performance of the Board.

Compensation Committee

The Compensation Committee, as permitted by, and in accordance with, its charter, is responsible for assisting the Board in fulfilling its responsibilities relating to matters of human resources and compensation, including equity compensation, and to establish a plan of continuity and development for our senior management. The Compensation Committee periodically assesses compensation of our executive officers in relation to companies of comparable size, industry and complexity, taking the performance of the Company and such other companies into consideration. All decisions with respect to the compensation of our Chief Executive Officer are determined and approved solely by the Compensation Committee. All decisions with respect to non-CEO executive compensation, including incentive-compensation and equity-based plans are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the members of the Board for final approval. In addition, the Compensation Committee will, as appropriate, review and approve public or regulatory disclosure relating to compensation, including the Compensation Disclosure and Analysis, and any metrics for performance measurements. The Compensation Committee has the authority to retain and compensate any outside adviser as it determines necessary to permit it to carry out its duties and engaged such a consultant in connection with the Company’s compensation for the 2019 fiscal year.

The Board has determined that each member of the Compensation Committee is a “nonemployee director” as that term is defined under Rule 16b-3 of the Exchange Act and an “outside director” as that term is defined in Treasury Regulation Section 1.162-27(e)(3). The Compensation Committee meets periodically and at least annually in connection with determining the compensation of management for each fiscal year.

Executive Officers

Executive officers serve at the discretion of our board of directors. The following table presents the names, ages, positions and tenure of our executive officers:

Name	Age	Position	Officer Since
Mark R. Dybul, M.D.	56	Executive Vice Chair	January 2019

Luisa Puche	56	Chief Financial Officer	January 2019

Mark R. Dybul, M.D. Dr. Dybul has served as a Professor in the Department of Medicine at Georgetown University Medical Center, and the Faculty Co-Director of the Center for Global Health and Quality since June of 2017. Dr. Dybul has worked on HIV and public health for nearly 30 years as a clinician, scientist, teacher, and administrator, most recently as the Executive Director of the Global Fund to Fight AIDS, Tuberculosis and Malaria from 2013 through May of 2017, and as the co-director of the Global Health Law Program at the O’Neill Institute for National and Global Health Law from 2009 through 2012. Dr. Dybul was one of the founding architects in the formation of the U.S. President’s Emergency Plan for AIDS Relief, better known as PEPFAR. After serving as Chief Medical officer, Assistant, Deputy and Acting Director, he was appointed as its leader in 2006, becoming U.S. Global AIDS Coordinator, with the rank of Ambassador at the level of an Assistant Secretary of State. He served until early 2009. Earlier in his career, after graduating from Georgetown Medical School in Washington D.C., Dr. Dybul joined the National Institute of Allergy and Infectious Diseases, as a research fellow under director Dr. Anthony Fauci, where he conducted basic and clinical studies on HIV virology, immunology and treatment optimization, including the first randomized, controlled trial with combination antiretroviral therapy in Africa. Dr. Dybul has written extensively in scientific and policy literature, and has received several Honorary Degrees and awards, including a Doctor of Science, Honoris Causa, from Georgetown University.

Luisa Puche.  Ms. Puche has served as a senior accounting and financial advisor and president of Puche Group, LLC, since 2015 where she has served in a variety of advisory capacities for both public and private organizations, such as technical accounting consultations; complex technical implementations, M&A transactions; IT Risk assessments; and SOX 404 implementations. Previously, Ms. Puche served in various senior executive roles at Brightstar Corp., a global wireless device services provider, with public reporting requirements, including as Vice President and Global Controller and Interim Chief Accounting Officer. During her tenure at Brightstar, she was responsible for financial reporting from 55 countries, as well as instrumental in various key transactions including a $1.6B acquisition and sale of Brightstar to SoftBank. Ms. Puche was also an executive at Ernst & Young, where she worked for 10 years. Ms. Puche holds a Bachelor’s of Accounting from Florida International University.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended June 30, 2019, all filing requirements were timely satisfied, except that Rene Sindlev, Mark Dybul and Luisa Puche each untimely filed multiple reports, and Evelyn D’An and James Sapirstein each untimely filed a single report. Each of the foregoing reports has been filed as of the date hereof.

Item 11. Executive Compensation

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)(1)	Non-equity incentive plan compensation ($)	Other Compensation ($)	Total ($)
Mark Dybul, M.D.Executive Vice Chair(3)	2019	165,000	-	-	1,724,100(2)	-	-	1,889,000
	2018	35,890	-	-	45,000	-	-	80,890
Luisa Puche Chief Financial Officer(4)	2019	97,101	-	92,250	319,440	-	-	508,791
	2018	-	-	-	-	-	-	-
Eric Leire	2019	316,388(5)	-	-	-	-	-	316,388
Former Chief Executive Officer	2018	313,775	-	112,837(6)	-	-	-	426,612
Robert Wolfe(7)	2019	160,314	-	-	-	-	-	160,314
Former Chief Financial Officer	2018	172,500	-	-	-	-	-	172,500

(1)	Amounts shown do not reflect compensation actually received by the executive officer. Instead, the amounts shown are the total grant date valuations of stock option grants awarded during the year as determined pursuant to ASC Topic 718. The valuations are expensed for financial reporting purposes over the vesting period of the grant.
(2)	Represents the fair value of options to purchase 300,000 shares of common stock, which were granted on November 21, 2018 at the fair value at the grant date of $5.34 per share.
(3)	Dr. Dybul was not appointed as Executive Vice Chair until January 7, 2019, and prior to such date, all compensation received by Dr. Dybul was as a director rather than as an executive officer.
(4)	Ms. Puche was hired as Chief Financial Officer effective January 7, 2019. As part of her employment agreement, she was granted 15,000 Restricted Share Units at the fair value of $6.15 and options to purchase 60,000 shares of common stock that vest equally over a three-year period ending January 7, 2022, at the fair value at the grant date of $5.32 per share.
(5)	The Company terminated Dr. Leire on January 9, 2019. However, he was entitled to six months severance pay totaling $156,888 that was paid out prior to June 30, 2019.
(6)	Represents the fair value of 62,687 shares of Common Stock with a cost basis of $1.80 per share.
(7)	The Company terminated Mr. Wolfe on January 9, 2019.

Arrangements with Named Executive Officers

 During the year ended June 30, 2019, we had agreements in place with Dr. Dybul and Ms. Puche. A description of each agreement is set forth below.

 Mark R. Dybul, M.D. Since January 7, 2019, when Dr. Dybul became an executive officer, Dr. Dybul has continued to receive compensation as Executive Vice Chair of the Board under his Amended and Restated Director’s Agreement, as amended on May 1, 2019 (the “Director Agreement”), which calls for cash compensation of $430,000 per annum, and the grant of options to purchase 300,000 shares of common stock, which were granted on November 21, 2018. The Director Agreement does not provide for any payments or other benefits upon a change in control.

Luisa Puche. Pursuant to her offer letter from the Company, dated December 28, 2018 (the “Offer Letter”), Ms. Puche receives an annual base salary of $200,000, and is eligible for a discretionary cash bonus, with a target of 40% of her base salary. Ms. Puche also received a grant of options to purchase 60,000 shares of Common Stock and 15,000 restricted stock units, each vesting in equal increments over three years. The Offer Letter provides for at will employment; provided however, that upon termination of Ms. Puche’s employment by the Company without cause, or for a termination of employment by Ms. Puche for good reason, she will receive six months’ salary and COBRA eligibility. Additionally, if the termination without cause or for good reason occurs within 12 months of a change in control, Ms. Puche will also be entitled to a pro-rata bonus and immediate vesting of any unvested options of restricted stock units.

Outstanding Equity Awards as of June 30, 2019

The following table provides information concerning outstanding equity awards held by our named executive officers as of June 30, 2019.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Exercise Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)
Mark R. Dybul, M.D. Executive Vice Chair	2,521	5,042	$8.00	02/27/2028	-	-
	5,226	-	$5.74	09/18/2028	-	-
	300,000	-	$6.50	11/21/2028	-	-
Luisa Puche Chief Financial Officer	-	60,000	$6.15	1/7/2029	-	-
	-	-	-	-	15,000	$67,500

Board Compensation

The table below sets forth the compensation earned by directors, all of whom are non-employees for services during the fiscal year ended June 30, 2019:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

René Sindlev	$45,000	$–	$52,365	$–	$97,365
Evelyn D’An	$84,000	$–	$76,775	$–	$160,775
Luc Debruyne	$51,442	$–	$66,470	$–	$117,912
James Sapirstein	$81,500	$–	$76,775	$–	$158,275
Carl Sandler	$45,000	$–	$52,136	$–	$97,136
Henrik Gronfeldt - Sorensen	$45,000	$–	$40,021	$–	$85,021
Total	$351,942	$–	$364,542	$–	$$716,484

(1) Amounts shown are not intended to reflect value actually received by the directors. Instead, the amounts shown are the total fair value of option awards granted in fiscal 2019 for financial statement reporting purposes, as determined pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718 (formerly Statement of Financial Accounting Standards No. 123(R). These values are amortized as equity compensation expense over the vesting period of the grants.

Narrative to Director's Compensation Table

In September of 2018, we revised our director compensation program to reflect competitive practices and our transition to a NASDAQ listed company. The resulting compensation package for our independent directors (who qualify as independent under the rules of The NASDAQ Capital Market and serve on committees of the Board) as of the date hereof is set forth in the table below. Directors who are not independent are paid an annual cash fee of $45,000 and awarded options to purchase common stock valued at $45,000 per annum.

Compensation Element	Value
Retainer	$60,000
Audit Committee Chair Fee	$15,000
Compensation Committee Chair Fee	$10,000
Nominating Committee Chair Fee	$10,000
Audit Committee Member Fee	$7,500
Compensation Committee Member Fee	$5,000
Nominating Committee Member Fee	$4,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following sets forth information regarding the beneficial ownership of our common stock as of October 28, 2019 by:

•	each person to be known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our current executive officers and directors as a group.

Beneficial ownership of the Common Stock is determined in accordance with the rules of the SEC and includes any shares of Common Stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock held by them. Applicable percentage ownership in the following table is based on 46,273,924 shares of Common Stock outstanding as of October 28, 2019, excluding 1,438,122 shares of Common Stock issuable only upon the exercise of warrants by other warrant holders (see footnotes 2 and 3 to the table below), plus any securities that the individuals included in this table have the right to acquire within 60 days of October 26, 2018.

As of October 28, 2019, 46,273,924 shares of our common stock were outstanding. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless indicated otherwise, the address for the beneficial holders is c/o Enochian Biosciences Inc. Century City Medical Plaza, 2080 Century Park East, Suite 906, Los Angeles, CA, U.S.A.

	Enochian Biosciences Inc.
Name of Beneficial Owner	Number of Shares	% Ownership

Directors/Officers:
Renè Sindlev, Chairman of the Board (1)	9,685,251	20.92%
Mark Dybul, Executive Vice Chair of the Board (2)	373,763	* %
Luisa Puche, Chief Financial Officer	-	* %
Carl Sandler, Director (3) (4)	22,456,166	48.52%
Luc Debruyne	13,112	* %
James Sapirstein, Director	16,899	* %
Evelyn D’An, Director	16,899	* %
Henrik Grønfeldt-Sørensen, Director (5)	60,067	* %
Directors/Officers Total (8 persons):	32,622,158	70.50%
5% Shareholders:
Weird Science, LLC (3)	22,445,397	48.51%
RS Bio ApS	9,668,351	20.89%
5% Shareholders Total:	32,113,748	69.40%
Total:	32,622,158	69.88%

* Indicates less than 1%.

(1)	Includes 9,668,351 shares of Common Stock owned of record by RS Bio ApS, a Danish entity, and options to purchase 16,900 shares of Common Stock exercisable within 60 days of October 28, 2019 owned of record by Mr. Sindlev. Mr. Sindlev, our Chairman of the Board, holds the sole voting and disposition power of the shares owned by RS Bio ApS
(2)	Includes 66,016 shares of Common Stock and options to purchase 307,747 shares of Common Stock exercisable within 60 days of October 28, 2019. Excludes 4,104 shares of Common Stock issuable only upon the exercise of warrants that remain outstanding as contingent consideration.
(3)	Includes 22,445,397 shares of Common Stock owned of record by Weird Science, LLC. Excludes 1,395,438 shares of Common Stock issuable only upon the exercise of warrants that remain outstanding as contingent consideration to Weird Science. Mr. Sandler, a director, is also a member and a manager of Weird Science and has shared voting and disposition power with W. Anderson Wittekind of the shares owned by Weird Science, LLC.
(4)	Includes options held by Mr. Sandler to purchase 10,769 shares of Common Stock exercisable within 60 days of October 28, 2019.
(5)	Includes 50,000 shares of Common Stock owned of record by Greenfield Holding ApS, a Danish entity, and options to purchase 10,067 shares of Common Stock exercisable within 60 days of the date hereof. Mr. Grønfeldt holds the sole voting and disposition power of the shares owned by Greenfield Holding ApS. Excludes 9,668,351 shares of Common Stock owned of record by RS Bio ApS, a Danish entity, of which Mr. Grønfeldt is an officer but over which he exercises no voting or disposition power. Mr. Sindlev holds the sole voting and disposition power of the shares owned by RS Bio ApS.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Described below are transactions or series of transactions that occurred from July 1, 2018 through the date of this Amendment (the “Reporting Period”) between us and our executive officers, directors or the beneficial owners of 5% or more of our Common Stock, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and autologous and allogenic cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Allogenic Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases). G-Tech is entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Certain members of Weird Science control G-Tech. For the year ended June 30, 2019, the Company paid G-Tech $1,500,000.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Director Independence

The NASDAQ listing standards provide that an independent director is one who the Board affirmatively determines is free of any relationship that would interfere with that individual’s exercise of independent judgment. The Board has determined that Mr. Sapirstein, Mr. Sandler, Mr. Debruyne and Ms. D’An are each independent as defined in the listing standards of NASDAQ. In making such determinations, the Board has concluded that none of these directors has an employment, business, family or other relationship, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accounting Fees and Services

The following information sets forth fees billed to us by Sadler, Gibb & Associates, LLC (“Sadler”) during the year ended June 30, 2019 and June 30, 2018 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements (“Audit Fees”), (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees (“Audit-Related Fees”), (iii) services rendered in connection with tax compliance, tax advice and tax planning (“Tax Fees”), and (iv) services rendered by Sadler other than the foregoing (“Other Fees”).

Audit Fees

For the fiscal year ended June 30, 2019, Sadler billed an aggregate of $79,089 in Audit Fees. For the fiscal year ended June 30, 2018 Sadler billed an aggregate of and $74,514 in Audit Fees.

Audit-Related Fees

For the fiscal years ended June 30, 2019 and June 30, 2018, Sadler billed $ 79,089 for Audit-Related Fees.

Tax and Other Fees

For the fiscal year ended June 30, 2019 and June 30, 2018, Sadler did not bill for any tax or other fees not set forth above.

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

During the year ended June 30, 2019, all services performed by Sadler were pre-approved by the Audit Committee.

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

*          Filed herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2019	ENOCHIAN BIOSCIENCES, INC.

	By:	/s/ Mark Dybul, M.D.
Mark Dybul, M.D.
Executive Vice Chair
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Dybul, M.D.	Director and Executive Vice Chair	October 28, 2019
Mark Dybul, M.D.	(Principal Executive Officer)

/s/ Luisa Puche	Chief Financial Officer	October 28, 2019
Luisa Puche	(Principal Financial and Accounting Officer)

/s/ René Sindlev	Director and Chairman of the Board	October 28, 2019
René Sindlev

/s/ Henrik Grønfeldt-Sørensen	Director	October 28, 2019
Henrik Grønfeldt-Sørensen

/s/ Carl Sandler	Director	October 28, 2019
Carl Sandler
/s/ Luc Debruyne	Director	October 28, 2019
Luc Debruyne

/s/ Evelyn D’An	Director	October 28, 2019
Ms. Evelyn D’An

/s/ James Sapirstein	Director	October 28, 2019
Mr. James Sapirstein

