Form 10-Q
period 2019-09-30
Enochian Biosciences Inc
filed 2019-11-13
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of  November 13, 2019, the number of shares of the registrant’s common stock outstanding was 46,273,924.

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

The results for the period ended September 30, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2019, filed with the Securities and Exchange Commission on September 30, 2019.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2019	2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$11,138,252	$12,282,224
Other receivables	14,696	20,794
Prepaid expenses	56,176	191,969
Total Current Assets	11,209,124	12,494,987

Property and Equipment, Net	734,651	687,517

OTHER ASSETS
Definite life Intangible assets, net	89,412	93,299
Indefinite life intangible assets	154,824,000	154,824,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	137,550	137,550
Right of use assets	1,985,134	—
Total Other Assets	168,676,096	166,694,849

TOTAL ASSETS	$180,619,871	$179,877,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$609,585	$538,563
Accounts payable – non-trade	235,000	235,000
Accrued expenses	200,429	336,853
Lease liabilities, current	256,132	—
Total Current Liabilities	1,301,146	1,110,416

NON-CURRENT LIABILITIES:
Contingent consideration liability	5,399,000	5,667,000
Lease liabilities, non-current	1,737,611	—
Total Liabilities	$8,437,757	$6,777,416

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding.	$—	$—

Common stock, par value $0.0001, 100,000,000 shares authorized, 46,273,924 and 45,273,924 shares issued and outstanding at September 30, 2019 and June 30, 2019	4,627	4,527
Additional Paid-In Capital	229,209,342	225,765,432
Accumulated deficit	(56,855,017)	(52,771,840)
Accumulated other comprehensive (loss) income	(176,838)	101,818
Total Stockholders’ Equity	172,182,114	173,099,937

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,619,871	$179,877,353

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months
	Ended
	September 30,
	2019	2018
		(As Revised)
Revenues	$—	$—

Cost of Goods Sold	$—	$—

Gross profit (Loss)	$—	$—

Operating Expenses
General and administrative expenses	1,868,962	1,251,874
Research and development expenses	520,192	493,555
Depreciation and amortization	21,481	5,410
Consulting expenses	31,850	62,035
Total Operating Expense	$2,442,485	$1,812,874

LOSS FROM OPERATIONS	$(2,442,485)	$(1,812,874)

Other Income (Expense)
Change in fair value of contingent consideration	(1,942,000)	1,468,000
Interest income (expense)	—	(44)
Gain (loss) on currency transactions	286,755	(31,978)
Interest and other income	14,553	26,815
Total Other (Expense) Income	(1,640,692)	1,462,793

Loss Before Income Taxes	(4,083,177)	(350,081)

Income Tax Benefit	$—	$—

NET LOSS	$(4,083,177)	$(350,081)

BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	46,241,315	36,170,882

See accompanying notes to the unaudited condensed consolidated financial statements.

5

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS (UNAUDITED)

	For the Three Months
	Ended
	September 30,
	2019	2018
		( As Revised)
Net Loss	$(4,083,177)	$(350,081)
Foreign Currency Translation, Adjustments	(278,656)	(91,517)

Other Comprehensive Loss	$(4,361,833)	$(441,598)

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2019	$4,527	$225,765,432	$(52,771,840)	$101,818	$173,099,937

Stock issued pursuant to warrants exercised	50	999,950	—	—	1,000,000
Contingent Shares issued pursuant to Acquisition Agreement	50	2,209,950	—	—	2,210,000
Stock-Based Compensation	—	234,010	—	—	234,010
Net Loss	—	—	(4,083,177)	—	(4,038,177)
Currency Translations, Net of Taxes	—	—	—	(278,656)	(278,656)
September 30, 2019	$4,627	$229,209,342	$(56,855,017)	$(176,838)	$172,182,114

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2018 (As Revised)	$3,616	$193,283,798	$(34,755,360)	$205,680	$158,737,734

Stock issued in exchange for services	1	39,999	—	—	40,000
Stock-Based Compensation	—	46,166	—	—	46,166
Net Loss	—	—	(350,081)	—	(350,081)
Currency Translations, Net of Taxes	—	—	—	(91,517)	(91,517)
September 30, 2018 (As Revised)	$3,617	$193,369,963	$(35,105,441)	$114,163	$158,382,302

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	September 30,
	2019	2018
		(As Revised)
NET LOSS	$(4,083,177)	$(350,081)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	21,481	5,409
Change in Contingent Consideration Liability	1,942,000	(1,468,000)
Right to Use Asset	68,866	—
Stock Based Compensation Expense	234,010	86,166
CHANGES IN ASSETS AND LIABILITIES:
Other Receivables	6,098	117,707
Prepaid Expenses/Deposits	135,793	(99,790)
Accounts Payable	71,022	(93,042)
Accrued Expenses	(136,424)	4,844
Operating Lease Liabilities	(60,256)	—
NET CASH USED IN OPERATING ACTIVITIES	$(1,800,587)	$(1,796,724)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(68,616)	(308,186)
NET CASH USED IN INVESTING ACTIVITIES	$(68,616)	$(308,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	1,000,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	$1,000,000	$—

(Loss) on Currency Translation	$(274,769)	$(90,770)

NET CHANGE IN CASH	$(1,143,972)	(2,195,680)

CASH, BEGINNING OF PERIOD	$12,282,224	$15,600,865

CASH, END OF PERIOD	$11,138,252	$13,405,185

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Non-cash operating, investing and financing Activities:

Contingent Shares issued in connection with Acquisition Agreement	$2,210,000	$—
Right of use assets obtained in exchange for operating lease liabilities upon adoption of ASC 842-Leases	$2,054,000	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business– Enochian BioSciences, Inc. (“Enochian”, or “Registrant”, and together with its subsidiaries— Enochian Biopharma, Inc. (“Enochian Biopharma”), and Enochian Biosciences Denmark ApS (“Enochian Denmark”), the “Company”, “we” or “us”) engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the treatment of HIV and cancer in humans. The Registrant was originally incorporated in the State of Delaware on January 18, 2011.

Acquisition of Enochian Biopharma- On January 12, 2018, the Registrant, DanDrit Acquisition Sub, Inc., (“Acquisition Sub”), Enochian Biopharma and Weird Science, LLC (“Weird Science”) entered into an agreement to acquire Enochian Biopharma (the “Acquisition Agreement”), pursuant to which on February 16, 2018, Enochian Biopharma became a wholly owned subsidiary of the Registrant (the “Acquisition”).  As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of the Common Stock of the Registrant and (ii) the right to receive earn-out shares of Common Stock (“Contingent Shares”) pro rata upon the exercise or conversion of warrants, which were outstanding at closing. At September 30, 2019, 1,438,122 Contingent Shares remained unissued.

Basis of Presentation– The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30,2019 and 2018 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2019 audited financial statements. The results of operations for the periods ended September 30, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

Consolidation–For the three months ended September 30, 2019 and 2018, the consolidated financial statements include the accounts and operations of the Registrant, Enochian Denmark, and Enochian Biopharma. All material inter-company transactions and accounts have been eliminated in the consolidation.

 Reclassification–Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. For the period ended September 30, 2018, we reclassified the stock-based compensation expense of $0.086 million to general and administrative expenses.

 Functional Currency / Foreign currency translation — The functional currency of Enochian Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during periods ended September 30, 2019, June 30, 2019 and September 30, 2018. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statements of operations as incurred.

 Recent Adopted Accounting Pronouncements -

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheet. The new standard is effective for fiscal years beginning after December 15, 2018. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Leases (Topic 842), which provides entities with an additional transition method. Under ASU No. 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Leases (Topic 842), which clarifies how to apply certain aspects of ASU 2016-02. Additionally, in March 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Leases (Topic 842), which clarifies the transition disclosure requirements. The Company adopted this guidance on July 1, 2019 using the prospective transition method allowed per ASU 2018-11, and applied the standard only to leases that existed on that date. Under the prospective transition method, the Company does not need to restate the comparative period in transition and will continue to present financial information and disclosures for periods before July 1, 2019 in accordance with Accounting Standard Codification (“ASC”) Topic 840. The Company has elected the package of practical expedients allowed under ASC Topic 842, which permits the Company to account for its existing operating leases as operating leases under the new guidance, without reassessing the Company’s prior conclusions about lease identification, lease classification and initial direct cost. As a result, of the adoption of the new lease accounting guidance the Company recognized, on July 1, 2019, operating lease right–of–use assets and operating lease liabilities of $2.054 million. On September 30, 2019, the right-of-use assets and the operating lease liabilities included in the unaudited condensed consolidated balance sheet are $1.985 million and $1.993 million, respectively. The adoption of the standard did not have a material impact on the unaudited condensed consolidated statement of operations and the unaudited condensed consolidated statement of cash flows.

 New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosures requirements for recurring Level 3 fair value measurements including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and narrative description of measurement uncertainty related to Level 3 measurements. Early adoption is permitted. This ASU will be effective for us on July 1, 2020. We are evaluating the impact of the adoption of this ASU on our financial condition, results of operations and cash flows, and, as such, we are not able to estimate the effect the adoption of the new standard will have on our financial statements

Other recent accounting pronouncements issued by the FASB did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents —The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured States amounts on September 30, 2019 and June 30, 2019, of $11.138 million and $12.282 million, respectively.

Property and Equipment — Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from four to ten years (See Note 3).

Intangible Assets —Definite life intangible assets include patents. The Company accounts for definite life intangible assets in accordance with ASC Topic 350, “Goodwill and Other Intangible Assets”. Intangible assets are recorded at cost. Patent costs consist of costs incurred to acquire the underlying patent. If it is determined that a patent will not be issued, the related remaining capitalized patent costs are charged to expense. Intangible assets are amortized on a straight-line basis over their estimated useful life. The estimated useful life of patents is twenty years from the date of application.

Indefinite life intangible assets include license agreements and goodwill. The Company accounts for indefinite life intangible assets in accordance with ASC 350, “Goodwill and Other Intangible Assets”. License agreement cost represents the fair value of the license agreement on the date acquired and are tested annually for impairment at the end of each fiscal year. The fair value analysis performed on the license agreements, and the fair value analysis performed on goodwill supported that both indefinite life intangible assets are not impaired as of June 30, 2019 (See Note 4).

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

The carrying value of goodwill at September 30, 2019, was $11.640 million. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leases- The Company determines the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter if modified. The lease terms include any renewal options and termination options that the Company is reasonably assured to exercise, if applicable. The present value of lease payments is determined by using the implicit interest rate in the lease, if that rate is readily determinable; otherwise, the Company develops an incremental borrowing rate based on the information available at the commencement date in determining the present value of the future payments.

Rent expense for operating leases is recognized on a straight-line basis, unless the operating lease right of use assets have been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expense in the unaudited condensed consolidated statement of operations. For operating leases that reflect impairment, the Company will recognize the amortization of the operating lease right-of-use assets on a straight-line basis over the remaining lease term with rent expense still included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance, insurance and taxes, which vary based on future outcomes, and thus are recognized in general and administrative expenses when incurred. (See Note 5)

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating, and creating alternative or modified processes related to and expanding the use of the HIV and cancer therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV and cancer. Research and development expenses for the three months ended September 30, 2019 and 2018, amounted to $0.520 million and $0.493 million, respectively.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes.

Loss Per Share — The Company calculates earnings and (loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three months ended September 30, 2019 and 2018, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 3,441,475 and 13,061,156 potential shares of Common Stock excluded from the Diluted EPS calculation as of September 30, 2019 and 2018, respectively.

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

The following table sets forth the liabilities at September 30, 2019, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant Other	Significant Other
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Contingent Consideration Liability

The roll forward of the contingent consideration liability is as follows:

Balance June 30, 2019			$5,667,000
Contingent shares issued pursuant to the Acquisition Agreement			$(2,210,000)
Fair value adjustment, net			$1,942,000
Balance September 30, 2019			$5,399,000

The fair value adjustment, net for the three months ended September 30, 2019 is comprised of the issuance of contingent shares pursuant to the Acquisition Agreement amounting to $2.210 million, offset by the change in fair value for the period amounting to $1.942 million.

Stock Options and Warrants - The Company has granted stock options to certain employees, officers and directors that were subsequently converted to Grant Warrants (see Note 6). The Company accounts for options and warrants in accordance with the provisions of FASB ASC Topic 718, Compensation - Stock Compensation (“ASC 718—Stock Compensation”.) Non-cash compensation costs for the vesting of options and warrants granted to officers, board members, employees and consultants. For the three months ended September 30, 2019 and 2018 were $0.234 million and $0.046 million, respectively.

Stock-Based Compensation -The Company records stock-based compensation in accordance with ASC 718—Stock Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employee's required service period, which is generally the vesting period. During the three months ended September 30, 2018, 10,000 shares of common stock were issued in exchange for services valued at $0.040 million. No shares were issued for services for the three months ended September 30, 2019.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — REVISION OF 2018 FINANCIAL STATEMENTS

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

The following table sets forth the impact on the lines impacted by the correction on the Company’s financial statements as of September 30, 2018.

	For the Quarter Ended September 30, 2018	Adjustments	For the Quarter Ended September 30, 2018
Balance Sheet:	(As Reported)		(As Revised)
Definite life intangible assets, net	$108,959	$108,959	$—
Indefinite life intangible assets	$150,028,841	$4,793,181	$154,822,022
Total Assets	$175,797,002	4,793,181	$180,590,183
Statement of Operations:
Depreciation & Amortization	$1,958,562	$(1,953,152)	$5,410
Total Operating Expense	$3,766,026	$(1,953,152)	$1,812,874
Loss Before Income Taxes	$(2,303,233)	$1,953,152	$(350,081)
Net Income (Loss)	$(2,303,233)	$1,953,152	$(350,081)
Basic & Diluted Loss per Share	$(0.06)	$0.05	$(0.01)
Consolidated Statement of Other Comprehensive Income
Other Comprehensive Income	$(2,394,750)	$1,953,152	$(441,598)
Consolidated Statement of Changes to Shareholders’ Equity
Accumulated Deficit	$(39,898,622)	$4,793,181	$(35,105,441)

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROPERTY AND EQUIPMENT

	Useful Life	September 30,2019	June 30, 2019
Lab Equipment and Instruments	4-7	$524,079	$479,145
Leasehold Improvements	10	$216,279	194,788
Furniture Fixtures and Equipment	4-7	$74,926	$72,736
Total		$815,284	$746,669
Less Accumulated Depreciation		$(80,633)	$(59,152)
Net Property and Equipment		$734,651	$687,517

During the three months end September 30, 2019, and 2018, the Company had depreciation expense of $0.021 million, and $0.001 million, respectively.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — DEFINITE-LIFE INTANGIBLE ASSETS

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

On September 30, 2019 and June 30, 2019, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $0.089 million and $0.093 million, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense of approximately $15,000 per year is recognized annually.

On September 30, 2019 and June 30, 2019, indefinite life intangibles assets consisted of a license agreement classified as In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible asset provides economic benefit, and goodwill.

On September 30, 2019 and June 30, 2019, definite-life and indefinite intangible assets consisted of the following:

	Useful Life	June 30, 2019	Period Change	Effect of Currency Translation	September 30, 2019
Definite Life Intangible Assets
Patents	20 Years	$302,371	$—	$(12,595)	$289,776
Less Accumulated Amortization		$(209,072)	$—	$8,708	$(200,364)
Net Definite-Life Intangible Assets		$93,299	$—	$(3,887)	$89,412

Indefinite Life Intangible Assets
License Agreement		$154,824,000			$154,824,000
Goodwill		$11,640,000			$11,640,000
Total		$166,464,000			$166,464,000
Total Indefinite Life Intangible Assets		$166,464,000			$166,464,000

 Expected future amortization expense for the years ended are as follows:

Year ending June 30,
2020	$11,267
2021	$15,154
2022	$15,154
2023	$15,154
Thereafter	$32,683
$89,412

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

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5— LEASES

Operating Leases — On November 13, 2017, the Company entered into a Lease Agreement for a term of five years and two months from November 1, 2017 (the “Term”) with Plaza Medical Office Building, LLC, pursuant to which the Company agreed to lease approximately 2,325 rentable square feet. The base rent increases by 3% each year, and ranges from approximately $8,719 per month for the first year to $10,107 per month for the two months of the sixth year. The Company received $70,800 in tenant improvement allowance in the form of free rent applied over 10 months in equal installments beginning in January of 2018.

On June 19, 2018, the Company entered into a Lease Agreement for a term of ten years from September 1, 2018 with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet. On February 20, 2019, the Company entered into an Addendum to the original Lease Agreement with an effective date of December 1, 2018, where it expanded the lease area to include another 1,101 square feet for a total rentable 3,554 square feet. The base rent increases by 3% each year, and ranges from $17,770 per month for the remainder of the first year to $23,186 per month for the tenth year. The Company received $108,168 in contributions toward tenant improvements.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 39 months and 8 years. As of September 30, 2019, the weighted-average remaining term is 7.03 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of September 30, 2019, the weighted-average discount rate is 3.98%

Lease and non-lease components — In certain cases the Company is required to pay for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The Company determined that these costs are non-lease components and they are not included in the calculation of the lease liabilities because they are variable. Payments for these variable, non-lease components are considered variable lease costs and are recognized in the period in which the costs are incurred.

The components of the Company’s rent expense were $0.102 million for the three months ended September 30, 2019. The cash outflows for the operating lease liabilities were $0.081 million for the three months ended September 30, 2019.

Year Ending June 30th	Lease Expense
2020	$247,706
2021	$338,345
2022	$348,495
2023	$298,305
2024	$246,004
Thereafter	$828,205
Less imputed interest	$(313,317)
Total	$1,993,743

Prior to the adoption of ASC 842-Leases and for the three months ended September 30, 2018, the Company recognized rent expense on a straight-line basis over the lease period and recorded deferred rent expense for rent expense incurred but not yet paid. The Company also recorded deferred rent attributable to cash incentives received under its lease agreements, which are amortized to rent expense over the lease term. During the three months ended September 30, 2018, the Company recognized total rent expense of $0.004 million.

Disclosures related to periods prior to the adoption of the new lease standard:

Under ASC 840, approximate future minimum rental payments due under these leases as of September 30, 2019 would have been as follows:

Year Ending June 30th	Lease Expense
2020	$247,706
2021	$338,345
2022	$348,495
2023	$298,305
2024	$246,004
Thereafter	$1,106,435
Total	$2,585,290

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Registrant has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. On September 30, 2019 and June 30, 2019, there were zero shares issued and outstanding.

Common Stock — The Registrant has 100,000,000 authorized shares of Common Stock, par value $0.0001. As of September 30, 2019 and June 30, 2019, there were 46,273,924 and 45,273,924 shares of Common Stock issued and outstanding, respectively.

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

Common Stock Issuances -

On August 28, 2018, the Registrant issued 10,000 shares of Common Stock valued at the price of $4.00 per share or $0.040 million for non-cash consulting compensation.

On July 3, 2019, the Registrant issued 500,000 shares of Common Stock valued at the price of $2.00 strike price per share pursuant to the exercise of vested options for total proceeds of $1.000 million.

On July 3, 2019, the Registrant issued 500,000 shares of Common Stock valued at the price of $4.42 per share pursuant to the Acquisition Agreement. This non-cash transaction impacted shareholders’ equity in the amount of $2.210 million.

Acquisition of Enochian Biopharma / Contingently issuable shares - On February 16, 2018, we completed our acquisition of Enochian Biopharma (the “Acquisition”) pursuant to an acquisition agreement, dated January 12, 2018, by and among the Registrant, its wholly owned subsidiary DanDrit Acquisition Sub, Inc., Enochian Biopharma and Weird Science (the “Acquisition Agreement”). As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive shares of Common Stock (“Contingent Shares”) pro rata upon the exercise or conversion of warrants, which were outstanding at closing. As of September 30, 2019, 1,438,122 Contingent Shares are potentially issuable in connection with the Acquisition of Enochian Biopharma.

Acquisition of Enochian Denmark — On September 30, 2019 and June 30, 2019, the Registrant maintained a reserve of 92,237 shares (the “Escrow Shares”), for both periods, all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Enochian Denmark held by non-consenting shareholders of Enochian Denmark on both September 30, 2019 and June 30 2019, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. There have been 97,816 shares of Common Stock issued to non-consenting shareholders of Enochian Denmark as of September 30, 2019. No shares of Common Stock to such non-consenting shareholders of Enochian Denmark were issued during the three months ended September 30, 2019.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Grants - On September 15, 2016, the Board granted the right to acquire 300,000 shares of Common Stock at a strike price of $2.00 per share in what the Board originally described as “options” (the “Grants”) to each of Eric Leire, APE Invest A/S for Aldo Petersen and N.E. Nielson in consideration of their service to the Registrant. These Grants vested immediately. In October of 2017, the Registrant issued warrants to APE Invest A/S and N.E. Nielsen, and in January 2018, the Registrant issued a warrant to Eric Leire (each a “Grant Warrant” collectively the “Grant Warrants”) to evidence the Grants for an aggregate of 900,000 Grant Warrants. All Grant Warrants have been exercised as of September 30, 2019.

Recognition of Options

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Enochian Biosciences Inc.
Expected term (in years)	3-10
Volatility	85.44 -98.15%
Risk free interest rate	1.62 -3.23%
Dividend yield	0%

The Company recognized stock-based compensation expense (excluding other non-cash compensation expense) related to the options of $0.234 million and $0.046 million for the three months ended September 30, 2019 and 2018, respectively. At September 30, 2019, the Company had approximately $0.520 million of unrecognized compensation cost related to non-vested options.

Plan Options

On February 6, 2014, the Board adopted the Registrant’s 2014 Equity Incentive Plan (the “Plan”), and the Registrant has reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the Plan. To date the Registrant has granted 550,231options under the Plan (“Plan Options”) to purchase shares of Common Stock.

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

On August 22, 2019, the Company granted annual options of 10,124 with a one-year vesting period to two of the Scientific Advisory Board (SAB) members pursuant to their contracts. Options will be exercisable at the market price of the Company’s common stock on the date of the grant.

On August 22, 2019, the Company granted annual options of 3,346 that will vest on December 10, 2019, to a board of director pursuant to their contract. Options will be exercisable at the market price of the Company’s common stock on the date of the grant.

On August 22, 2019, the Company granted 20,000 fully vested options to senior employees. Options will be exercisable at the market price of the Company’s common stock on the date of the grant.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Plan Options and Grant Warrants outstanding at September 30, 2019 is presented below:

Options Outstanding				Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$3.95	5,063	8.84	$3.95	5,063	8.84	$3.95
	$4.63	20,000	9.90	$4.63	20,000	9.90	$4.63
	$4.85	4,124	9.90	$4.85	—	—	$—
	$4.90	3,346	9.90	$4.90	—	—	$—
	$5.00	6,000	9.90	$5.00	—	—	$—
	$5.72	13,113	9.09	$5.72	—	—	$—
	$5.74	15,679	8.98	$5.74	15,679	8.98	$5.74
	$5.80	7,759	9.03	$5.80	—	—	$—
	$6.15	60,000	9.69	$6.15	—	—	$—
	$6.25	18,346	9.44	$6.25	—	—	$—
	$6.50	300,000	9.15	$6.50	300,000	9.15	$6.50
	$6.95	4,317	9.53	$6.95	—	—	$—
	$7.10	8,248	9.42	$7.10	—	—	$—
	$8.00	69,235	8.57	$8.00	42,155	8.66	$8.00
Total	$—	535,230	9.19	$6.47	382,897	9.13	$6.50

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the Plan Options and the Grant Warrants on September 30, 2019 and changes during the three-month period are presented below:

		Weighted Average	Average	Weighted Average
	Shares	Exercise Price	Remaining Life	Intrinsic Value
Outstanding at beginning of period	1,001,760	$4.30	4.96	$1,252,785
Granted	33,470	$4.75	9.90	—
Exercised	(500,000)	$2.00	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at end of period	535,230	$6.47	9.19	$32,396
Vested and expected to vest	382,897	$6.50	9.13	$25,248
Exercisable end of period	382,897	$6.50	9.13	$25,248

On September 30, 2019, 382,897 Plan Options are exercisable. The total intrinsic value of options on September 30, 2019 was $0.033 million.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) on September 30, 2019 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the status of shares of Common Stock, which can be purchased and underlies the warrants outstanding for the three-month period as of September 30, 2019, is presented below:

				Weighted Average	Weighted Average
			Shares	Exercise Price	Remaining Life

Outstanding at beginning of period			1,438,122	$ 1.42	3.00
Granted			-	-	-
Exercised			-	-	-
Cancelled/Expired			-	-	-
Outstanding at end of period			1,438,122	$ 1.42	2.74
Exercisable end of period			1,438,122	$ 1.42	2.74

	Equivalent Shares	Underlying Warrants	Outstanding	Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weight Average Remaining Contractual Life (years)	Weight Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.30	1,413,122	2.77	$ 1.30	1,413,122	$ 1.30
$ 8.00	25,000	1.38	$ 8.00	25,000	$ 8.00

Total	1,438,122	2.74	$ 1.42	1,438,122	$ 1.42

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

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6— STOCKHOLDERS’ EQUITY (Continued)

Restricted Stock Units (RSUs)

A summary of the status of Restricted Stock Units outstanding at September 30, 2019 is presented below:

		Weighted Average	Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at beginning of period	15,000	$6.15	2.68	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Cancelled/Expired	—	$—	—	$—
Outstanding at end of period	15,000	$6.15	2.68	$—
Exercisable end of period	—	$—	—	$—

	Restricted Stock Units Outstanding			Restricted Stock Units Exercisable
Grant Price	Stock Units	Weight Average Remaining Contractual Life (years)	Weight Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.15	15,000	2.68	$6.15	—	$—
Total	15,000	2.68	$6.15	—	$—

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Consulting Agreements – On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases, including but not limited to cancers and infectious diseases, (the “G-Tech Agreement”). G-Tech is entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Certain members of Weird Science control G-Tech. For the three months ended September 30, 2019, $0.375 million was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement.

Shares held for non-consenting shareholders –The 92,237 remaining shares have been reflected as issued and outstanding in the accompanying financial statements.  No shares of Common Stock were issued to such non-consent shareholders during the three months period ended September 30, 2019 (See Note 6).

Employment and Service Agreements – The Company has a director’s agreement with Mark Dybul, the Executive Vice-Chair where he fulfills the duties as prescribed by the Company’s bylaws and receives annual compensation in the amount of $430,000, plus 300,000 options that vested immediately. The Company has an employment agreement with Luisa Puche, the Chief Financial Officer with a base annual compensation of $200,000 plus 60,000 options and 15,000 shares of restricted stock. The Company maintains employment agreements with other staff in the ordinary course of business.

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

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — RELATED PARTY TRANSACTIONS

 Consulting Agreements – On July 9, 2018, the Company entered into the G-Tech Agreement. G-Tech is entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Certain members of Weird Science control G-Tech. For the three months ended September 30, 2019, the company made payments of $0.375 million pursuant to the G-Tech Agreement (See Note 7).

On January 4, 2019, the Company entered into a consulting agreement, effective July 28, 2018, with DCA Advisory Services, LLC, who subsequently changed its name to Ferndale Advisors, LLC (FA). The agreement is for advisory and management services related to all Intellectual Property (IP) activities, as well as business development and strategic advice at a monthly fee of $12,500. FA is wholly owned by Christine Mikail, a shareholder of Enochian Biosciences, Inc. The Company paid $25,000 for the three months ended September 30, 2019. Effective September 1, 2019, the contract with FA was modified to be on an as-needed basis at an hourly rate.

NOTE 9 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. There have been no subsequent events of a significant and reportable nature as of November 13, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Enochian Biosciences, Inc. (“Enochian”, or “Registrant”, and together with its subsidiaries, the “Company”, “we” or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of the business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Currently there are over 30 antiretroviral drugs, or ART, approved by the U.S. Food and Drug Administration (“FDA”) to treat HIV patients but these drugs are expensive, require daily adherence and can have significant side effects over time. In addition, approximately 1 million people, including in high-income countries, continue to die from HIV/AIDS due to resistance to ART or lack of access. Today there are no treatments that can eliminate the reservoir of cells that contain HIV from the body. In other words, treatment is life-long.

There have been several efforts to cure HIV by re-engineering a person’s own T-cells so that such cells no longer express C-C chemokine receptor type 5, also known as CCR5, which is an essential co-receptor for HIV to enter T-cells. A mutation that blocks the expression of CCR5 on T-cells occurs in a small percentage of people with no known adverse effects. The “Berlin patient”, and more recently the “London patient” are HIV- positive persons who developed cancer and were treated with a bone marrow transplant with cells derived from persons with a naturally occurring deletion of CCR5. The Berlin and London patients seem to be effectively cured of HIV providing a proof of concept that HIV can be cured. However, because the transplanted cells come from another person, such transplants are highly toxic and can result in death in a significant proportion of patients. Given the success with these two patients, several researchers and companies have attempted to replicate the experience of such patients by genetically modifying the T-cells of the HIV-positive patients themselves and reinfusing them with T-cells that do not express CCR5. Because the transplanted cells are from the same person, the risks to the patient are much lower. The uptake, or engraftment of the modified, reinfused cells, however, has not been optimal, leading to a failure to achieve a cure. In addition, the transplant conditioning that has been used is myeloablative chemotherapy, wiping out the patient’s immune system, which has inherent risks and can have long-term side effects including the risk of developing cancer.

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

Cancer

We have designed an innovative dendritic-cell based therapeutic vaccination platform that could potentially be used to induce life-long remissions from some of the deadliest solid tumors. We plan to initially target pancreatic cancer, triple negative breast cancer, glioblastoma, and renal cell carcinoma. The platform might also allow for non-specific immune enhancement that could have an impact against a broad array of solid tumors. As with HIV, our approach could potentially allow for outpatient therapy without ablating or significantly impairing the patient’s immune system, as many current approaches require.

Corporate Information

We were incorporated on January 18, 2011 in the state of Delaware under the name “Putnam Hills Corp.” We filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission, or the SEC, on August 12, 2011. On February 12, 2014, pursuant to a Share Exchange Agreement, the Registrant acquired 100% of the issued and outstanding capital stock of Dandrit Denmark. As a result, the Registrant changed its name to DanDrit Biotech USA, Inc. and became Enochian Denmark’s parent company (See Note 1).

On February 16, 2018, we completed our acquisition (the “Acquisition”) of Enochian Biopharma, Inc. (“Enochian Biopharma”) pursuant to an acquisition agreement, dated January 12, 2018, by and among the Registrant, its wholly owned subsidiary DanDrit Acquisition Sub, Inc., Enochian Biopharma and Weird Science (the “Acquisition Agreement”), with Enochian Biopharma surviving as a wholly owned subsidiary of the Registrant. As consideration for the acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock and (ii) the right to receive Contingent Shares pro rata upon the exercise or conversion of warrants which were outstanding at closing (See also Note 1 to the Consolidated Financial Statements).

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

Emerging Growth Company

As a Company with less than $1.0 billion in revenue, during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012. An “emerging growth company” may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

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

Results of Operations for the three months ended September 30, 2019 compared to the three months ended September 30, 2018

The following table sets forth our revenues, expenses and net loss for the three months ended September 30, 2019 and September 30, 2018. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months
	Ended
	September 30,
	2019	2018
		(As Revised)
Revenues	$—	$—

Cost of Goods Sold	$—	$—

Gross profit (Loss)	$—	$—

Operating Expenses
General and administrative expenses	1,868,962	1,251,874
Research and development expenses	520,192	493,555
Depreciation and amortization	21,481	5,410
Consulting expenses	31,850	62,035
Total Operating Expense	$2,442,485	$1,812,874

LOSS FROM OPERATIONS	$(2,442,485)	$(1,812,874)

Other Income (Expense)
Change in fair value of contingent consideration	(1,942,000)	1,468,000
Interest income (expense)	—	(44)
Gain (loss) on currency transactions	286,755	(31,978)
Interest and other income	14,553	26,815
Total Other (Expense) Income	(1,640,692)	1,462,793

Loss Before Income Taxes	(4,083,177)	(350,081)

Income Tax Benefit	$—	$—

NET LOSS	$(4,083,177)	$(350,081)

BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING - BASIC AND DILUTED	46,241,315	36,170,882

Revenues

Revenues from operations for the three months ended September 30, 2019, and September 30, 2018 were $0 and $0, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the three months ended September 30, 2019, and September 30, 2018, respectively.

Gross profit (Loss)

Gross profit for the three months ended September 30, 2019, and September 30, 2018 was $0 and $0, respectively.

Expenses

Our operating expenses for the three months ended September 30, 2019, and September 30, 2018 were $2.442 million and $1.813 million, respectively, representing an increase of $0.629 million, or approximately 34.7%. The largest contributors to the increase in operating expenses were within the general and administrative expense, related to franchise taxes, stock-based compensation, D&O insurance premiums, legal fees, and rent expenses. Research and development expenses were consistent between comparative periods.

 General and administrative expenses for the three months ended September 30, 2019, and September 30, 2018 were $1.869 million and $1.252 million, respectively, representing an increase of $0.617 million, or approximately 49.3%. The increase in general and administrative expenses is primarily due to the additional costs related to the following: franchise taxes of $0.118 million, an increase in stock based compensation expenses of $0.148 million, an increase in D&O insurance of $0.070 million, an increase in legal fees of $0.099 million related to work associated with employment agreements and other corporate matters, an increase in rent of $0.088 million, and the increase of $0.066 million of additional payroll expenses due to an increase in headcount.

Research and development expenses for the three months ended September 30, 2019 and September 30, 2018 were $0.520 million and $0.494 million, respectively, representing an increase of $0.026 million or approximately 5.4%. The overall research and development costs were consistent between comparative periods.

The Company recorded other expense of $1.641 million for the three months ended September 30, 2019, compared to other income of $1.463 million for the three months ended September 30, 2018, resulting in an increase of $3.104 million. This increase is primarily driven by the required accounting treatment (non-cash transaction), representing $3.103 million for the change in fair value of the contingent consideration liability. For the three months ended September 30, 2019, there was a charge of $1.942 million to adjust the contingent liability to fair value, compared to a reduction of $1.468 million for the three months ended September 30, 2018, representing an increase in other expense of $3.410 million or 232.3%. This contingent consideration is related to the issuance of Contingent Shares in connection with the Acquisition of Enochian Biopharma (see Note 1).

Net Loss

Net loss for the three months ended September 30,2019, and September 30,2018, was ($4.083) million or ($0.09) per share and ($0.350) million or ($0.01) per share, respectively, representing an increase in loss of ($3.733) million. The net increase in loss was primarily due to the required accounting treatment for the change in fair value of contingent consideration of $3.410 million, coupled with the increase in general and administrative expenses of $0.617 million. These increases were offset by the gain on currency transaction change of $0.319 million.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from shareholders, the issuance of the issuance and exercise of warrants, and the sale of our Common Stock. We anticipate continuing to incur operating losses for at least the next several years. While we expect our rate of cash usage to increase in the future, in particular, to support our product development endeavors, we believe that the available cash resources will enable us to maintain our currently planned operations through at least the next twelve months from the date of this report.

We may however need additional funds for (a) purchase of equipment and, (b) research and development, specifically to open an Investigational New Drug Application (“IND”) (The first step in the drug review process by the FDA) for ENOB-HV01, to continue our research and development of ENOB-HV11/12, and possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of September 30, 2019, the Company had $11.138 million in cash as compared to $12.282 million in cash as of September 30, 2018, resulting in a decrease of $1.144 million or 9.31%. The Company had working capital of $9.908 million as of June 30, 2019, and $11.385 million as of September 30, 2018 resulting in a decrease of $1.477 million or 12.97%, respectively. The decrease was primarily due to cash used by operating activities as we expand our operations, partially offset by an increase in net cash provided by financing activities resulting from exercised Grant Warrants by one of our shareholders.

Cash Flows

Following is a summary of the Company’s cash flows (used in) provided by operating, investing, and financing activities:

	Three Months Ended September 30,2019	Three Months Ended September 30,2018
Net Cash (Used in) Operating Activities	$(1,800,587)	$(1,796,724)
Net Cash (Used in) Investing Activities	(68,616)	(308,186)
Net Cash Provided by Financing Activities	1,000,000	—
Gain on Currency Translation	(274,769)	(90,770)
Net Change in Cash and Cash Equivalents	$(1,143,972)	$(2,195,680)

Net cash used in operating activities for the years ended September 30, 2019 and 2018 was $ 1.801 million and $1.797 million, respectively, representing an increase of $0.004, or 0.22%.

Net cash used in investing activities for the years ended September 30, 2019 and 2018, was $0.068 million and $0.308 million, respectively, representing a decrease of $0.239 million or 77.7%. The three months ended September 30, 2018, included purchases as we were building out our corporate offices and labs. Our current expenditures reflect ongoing equipment needs of our operations as we move forward with our pipeline and contemplate new product lines.

Net cash provided by financing activities for the years ended September 30, 2019 and 2018, was $1.000 million and $0.0, respectively, representing an increase of $1.000 million, or 100.0%. The increase was primarily due to the exercise of Grant Warrants.

Assets

Total assets on September 30, 2019, were $180.620 million compared to $179.877 million on June 30, 2019. Total current liabilities increased to $8.438 million on September 30, 2019 compared to $6.777 million on June 30, 2019. The increase in total assets and total liabilities is primarily due to the additional right-of-use assets and operating lease liabilities of $1.985 million and $1.994 million, respectively that were recorded during the current period in accordance with the new accounting pronouncement ASC 842-Leases.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Emerging Growth Company

As an “emerging growth company” under the JOBS Act, the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, of this election our financial statements may not be comparable to companies that comply with public company effective dates.

Significant Accounting Policies and Critical Accounting Estimates

The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result, of the need to make estimates regarding matters that are inherently uncertain. In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are not choosing to “opt out” of this provision. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable. As a result, of our election not to “opt out” of Section 107, our financial statements may not be comparable to companies that comply with public company effective dates.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2019, that have materially affected or are reasonably likely to materially affect our internal controls.

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

Date: November 13, 2019	ENOCHIAN BIOSCIENCES, INC.

	By:	/s/ Mark Dybul
Mark Dybul
Executive Vice Chair
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)

