Form 10-Q
period 2019-12-31
Enochian Biosciences Inc
filed 2020-02-10
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐.

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

As of February 10, 2020, the number of shares of the registrant’s common stock outstanding was 46,308,924.

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

The results for the period ended December 31, 2019 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2019, filed with the Securities and Exchange Commission on September 30, 2019.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2019	2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$8,626,677	$12,282,224
Other receivables	2,998	20,794
Prepaid expenses	433,630	191,969
Total Current Assets	9,063,305	12,494,987

Property and Equipment, Net	776,689	687,517

OTHER ASSETS
Definite life intangible assets, Net	84,408	93,299
Indefinite life intangible assets	154,824,000	154,824,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	137,550	137,550
Right of use assets	1,833,933	—
Total Other Assets	168,519,891	166,694,849

TOTAL ASSETS	$178,359,885	$179,877,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$627,980	$538,563
Accounts payable – non-trade	—	235,000
Accrued expenses	200,988	336,853
Lease liabilities, current	261,127	—
Total Current Liabilities	1,090,095	1,110,416

NON-CURRENT LIABILITIES:
Contingent consideration liability	4,317,000	5,667,000
Lease liabilities, non-current	1,669,855	—

Total Liabilities	$7,076,950	$6,777,416

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 100,000,000 shares authorized, 46,303,924 shares issued and outstanding at December 31, 2019; 45,273,924 issued and outstanding at June 30, 2019	$4,630	$4,527
Additional paid-in capital	229,899,400	225,765,432
Accumulated deficit	(58,575,548)	(52,771,840)
Accumulated other comprehensive (loss) income	(45,547)	101,818
Total Stockholders’ Equity	171,282,935	173,099,937

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,359,885	$179,877,353

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
		(As Revised)		(As Revised)
Revenues	$—	$—	$—	$—

Cost of Goods Sold	—	—	—	—

Gross profit (Loss)	—	—	—	—

Operating Expenses
General and administrative	2,235,348	3,580,105	4,136,160	4,894,014
Research and development	561,468	788,968	1,081,660	1,282,523
Depreciation and amortization	21,667	12,066	43,148	17,476
Total Operating Expense	2,818,483	4,381,139	5,260,968	6,194,013

LOSS FROM OPERATIONS	(2,818,483)	(4,381,139)	(5,260,968)	(6,194,013)

Other Income (Expense)
Change in fair value of contingent consideration	1,082,000	(11,593,390)	(860,000)	(10,125,390)
Interest expense	—	(43)	—	(87)
(Loss) gain on currency transactions	(137,448)	(169,483)	149,307	(201,461)
Gain on settlement	135,000	—	135,000	—
Interest and other income	18,400	36,992	32,953	63,807
Total Other Income (Expense)	1,097,952	(11,725,924)	(542,740)	(10,263,131)

Loss Before Income Taxes	(1,720,531)	(16,107,063)	(5,803,708)	(16,457,144)

Income Tax Benefit	—	—	—	—

NET LOSS	$(1,720,531)	$(16,107,063)	$(5,803,708)	$(16,457,144)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.45)	$(0.13)	$(0.45)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	46,275,228	36,172,403	46,258,272	36,229,259

See accompanying notes to the unaudited condensed consolidated financial statements

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2019	2018	2019	2018
		(As Revised)		(As Revised)
Net Loss	$(1,720,531)	$(16,107,063)	$(5,803,708)	$(16,457,144)
Foreign Currency Translation, Adjustments	131,291	224,370	(147,365)	132,853

Other Comprehensive Loss	$(1,589,240)	$(15,882,693)	$(5,951,073)	$(16,324,291)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
July 1, 2019	$4,527	$225,765,432	$(52,771,840)	$101,818	$173,099,937

Stock issued pursuant to warrants exercised	50	999,950	—	—	1,000,000
Contingent Shares issued pursuant to Acquisition Agreement	50	2,209,950	—	—	2,210,000
Stock-based compensation	—	234,010	—	—	234,010
Net loss	—	—	(4,083,177)	—	(4,083,177)
Currency translations	—	—	—	(278,656)	(278,656)
September 30, 2019	$4,627	$229,209,342	$(56,855,017)	$(176,838)	$172,182,114
Stock-based compensation	—	546,061	—	—	546,061
Shares issued for consulting services	3	143,997	—	—	144,000
Net loss	—	—	(1,720,531)	—	(1,720,531)
Foreign currency translation	—	—	—	131,291	131,291
December 31, 2019	$4,630	$229,899,400	$(58,575,548)	$(45,547)	$171,281,935

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2018 (As Revised)	$3,616	$193,283,798	$(34,755,360)	$205,680	$158,737,734

Stock issued in exchange for services	1	39,999	—	—	40,000
Stock-based compensation	—	46,166	—	—	46,166
Net loss	—	—	(350,081)	—	(350,081)
Currency translations	—	—	—	(91,517)	(91,517)
September 30, 2018 (As Revised)	$3,617	$193,369,963	$(35,105,441)	$114,163	$158,383,302
Stock issued pursuant to warrants exercised	131	1,699,870	—	—	1,700,001
Contingent Shares issued pursuant to Acquisition Agreement	131	9,415,259	—	—	9,415,390
Stock-based compensation	—	1,780,060	—	—	1,780,060
Net loss	—	—	(16,107,063)	—	(16,107,063)
Currency translations	—	—	—	224,370	224,370
December 31, 2018 (As Revised)	$3,879	$206,265,152	$(51,212,504)	$338,533	$155,395,060

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended December 31,
	2019	2018
		(As Revised)
NET LOSS	$(5,803,708)	$(16,457,144)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and Amortization	50,726	17,476
Change in Contingent Consideration Liability	860,000	10,125,390
Stock Based Compensation Expense	924,071	1,866,225
Right of Use Asset	127,611	—
Gain on Settlement for non-trade payable	(135,000)	—
CHANGES IN ASSETS AND LIABILITIES:
Other Receivables	17,796	119,772
Prepaid Expenses/Deposits	(241,661)	12,671
Accounts Payable	90,731	(52,882)
Accounts Payable-Non-Trade	(100,000)	—
Accrued Expenses	(43,114)	817,578
Operating Lease Liabilities	(123,313)	—
	(4,375,861)	(3,550,914)
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(132,321)	(640,544)
NET CASH USED IN INVESTING ACTIVITIES	(132,321)	(640,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	1,000,000	1,700,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000,000	1,700,000

(Loss) Gain on Currency Translation	(147,365)	130,833

NET CHANGE IN CASH	(3,655,547)	(2,360,625)

CASH, BEGINNING OF PERIOD	12,282,224	15,600,865

CASH, END OF PERIOD	$8,626,677	$13,240,240

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing and financing Activities:
Contingent Shares issued in connection with Acquisition Agreement	$2,210,000	$9,415,388
Right of uses obtained in exchange for operating lease liabilities upon adoption of ASC 842 - Leases	$2,054,295	$—
Disposition of fully depreciated assets	—	$231,174

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business– Enochian BioSciences, Inc. (“Enochian”, or “Registrant”, and together with its subsidiaries Enochian Biopharma, Inc. (“Enochian Biopharma”), and Enochian Biosciences Denmark ApS (“Enochian Denmark”), the “Company”, “we” or “us”) engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the treatment of HIV and cancer in humans. The Registrant was originally incorporated in the State of Delaware on January 18, 2011.

Acquisition of Enochian Biopharma- On January 12, 2018, the Registrant, DanDrit Acquisition Sub, Inc., (“Acquisition Sub”), Enochian Biopharma and Weird Science, LLC (“Weird Science”) entered into an agreement to acquire Enochian Biopharma (the “Acquisition Agreement”), pursuant to which on February 16, 2018, Enochian Biopharma became a wholly owned subsidiary of the Registrant (the “Acquisition”).  As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of the Common Stock of the Registrant and (ii) the right to receive earn-out shares of Common Stock (“Contingent Shares”) pro rata upon the exercise or conversion of warrants, which were outstanding at closing. At December 31, 2019, 1,438,122 Contingent Shares remained unissued.

Basis of Presentation– The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2019 and 2018 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2019 audited financial statements. The results of operations for the periods ended December 31, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

Consolidation–For the three months and six months ended December 31, 2019 and 2018, the consolidated financial statements include the accounts and operations of the Registrant, Enochian Denmark, and Enochian Biopharma. All material inter-company transactions and accounts have been eliminated in the consolidation.

 Reclassification–Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. For the three months and six months period December 31, 2018, we reclassified the stock-based compensation expense of $1,780,059 and $1,866,225 and consulting expense of $32,725 and $94,760, respectively to general and administrative expenses.

 Functional Currency / Foreign currency translation — The functional currency of Enochian Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during periods ended December 31, 2019, June 30, 2019 and December 31, 2018. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statements of operations as incurred.

 Recent Adopted Accounting Pronouncements —In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheet. The new standard is effective for fiscal years beginning after December 15, 2018. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Leases (Topic 842), which provides entities with an additional transition method. Under ASU No. 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Leases (Topic 842), which clarifies how to apply certain aspects of ASU 2016-02. Additionally, in March 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Leases (Topic 842), which clarifies the transition disclosure requirements. The Company adopted this guidance on July 1, 2019 using the prospective transition method allowed per ASU 2018-11, and applied the standard only to leases that existed on that date. Under the prospective transition method, the Company does not need to restate the comparative period in transition and will continue to present financial information and disclosures for periods before July 1, 2019 in accordance with Accounting Standard Codification (“ASC”) Topic 840. The Company has elected the package of practical expedients allowed under ASC Topic 842, which permits the Company to account for its existing operating leases as operating leases under the new guidance, without reassessing the Company’s prior conclusions about lease identification, lease classification and initial direct cost. As a result, of the adoption of the new lease accounting guidance the Company recognized, on July 1, 2019, operating lease right–of–use assets and operating lease liabilities of $1,961,544, and $2,054,295, respectively. On December 31, 2019, the right-of-use assets and the operating lease liabilities included in the unaudited condensed consolidated balance sheet are $1,833,933 and $1,930,982, respectively. The adoption of the standard did not have a material impact on the unaudited condensed consolidated statement of operations and the unaudited condensed consolidated statement of cash flows.

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

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents —The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured States amounts at December 31, 2019 and June 30, 2019 of $8,626,677 and $1,282,224, respectively.

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

The carrying value of goodwill at December 31, 2019, was $11,640,000. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance, insurance and taxes, which vary based on future outcomes, and thus are recognized in general and administrative expenses when incurred. (See Note 5).

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of the HIV and cancer therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV and cancer. Research and development expenses for the three months ended December 31, 2019 and 2018, respectively, amounted to $561,468 and $788,968, and for the six months ended December 31, 2019 and 2018, amounted to $1,081,660 and $1,282,523, respectively.

        Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes.

Loss Per Share — The Company calculates earnings/(loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three and six months ended December 31, 2019 and December 31, 2018, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 3,448,473 potential shares of Common Stock excluded from the Diluted EPS calculation as of December 31, 2019.

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

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the liabilities at December 31, 2019, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using (In thousands)
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Contingent Consideration Liability	$4,317,000	$—	$—	$4,317,000

The roll forward of the contingent consideration liability is as follows:

Balance June 30, 2019	$5,667,000
Contingent shares issued pursuant to the Acquisition Agreement	$(2,210,000)
Fair value adjustment, net	$860,000
Balance December 31, 2019	$4,317,000

Stock Options and Warrants - The Company has granted stock options to certain employees, officers and directors that were subsequently converted to Grant Warrants (see Note 6). The Company accounts for options and warrants in accordance with the provisions of FASB ASC Topic 718, Compensation - Stock Compensation (“ASC 718-Stock Compensation”.) Non-cash compensation costs for the vesting of options and warrants granted to officers, board members, employees and consultants for the three months ended December 31, 2019 and 2018 were $690,061 and $1,780,059, respectively; and for the six months ended December 31, 2019 and 2018 were $924,071 and $1,866,225, respectively. The three and six month ended December 31, 2019, includes the $144,000 expense related to the 30,000 restricted share units described below.

Stock-Based Compensation -The Company records stock-based compensation in accordance with ASC 718-Stock Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period. On December 27, 2019, 30,000 restricted share units with immediate vesting were issued in exchange for consulting services valued at $144,000.

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

The following table sets forth the impact on the lines impacted by the correction on the Company’s financial statements for the three months ended December 31, 2018 in thousands.

	For the Three Months Ended December 31, 2018	Adjustments	For the Three Months Ended December 31, 2018
	(As Reported)		(As Revised)
Statement of Operations:
Depreciation & Amortization	$1,896,554	$(1,884,488)	$12,066
Total Operating Expense	$6,265,627	$(1,884,488)	$4,381,139
Loss Before Income Taxes	$(17,991,551)	$1,884,488	$(16,107,063)
Net Income (Loss)	$(17,991,551)	$1,884,488	$(16,107,063)
Basic & Diluted Loss per Share	$(0.50)	$0.05	$(0.45)
Consolidated Statement of Other Comprehensive Income
Other Comprehensive Income	$(17,767,181)	$1,884,488	$(15,882,693)

The following table sets forth the impact on the lines impacted by the correction on the Company’s financial statements as of and for the six months ended December 31, 2018 in thousands.

	For the Six Months Ended December 31, 2018	Adjustments	For the Six Months Ended December 31, 2018
Balance Sheet:	(As Reported)		(As Revised)
Definite life intangible assets, net	$109,149	$—	$109,149
Indefinite life intangible assets	$148,146,332	$6,677,668	$154,824,000
Total Assets	$173,956,807	$6,677,668	$180,634,475
Statement of Operations:
Depreciation & Amortization	$3,855,116	$(3,837,640)	$17,476
Total Operating Expense	$10,031,653	$(3,837,640)	$6,194,013
Loss Before Income Taxes	$(20,294,784)	$3,837,640	$(16,457,144)
Net Income (Loss)	$(20,294,784)	$3,837,640	$(16,457,144)
Basic & Diluted Loss per Share	$(0.56)	$0.11	$(0.45)
Consolidated Statement of Other Comprehensive Income
Other Comprehensive Income	$(20,163,952)	$3,837,640	$(16,324,291)
Consolidated Statement of Changes to Shareholders’ Equity
Accumulated Deficit	$(57,890,173)	$6,677,668	$(51,212,505)

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2019 and June 30, 2019 in thousands:

		December 31,	June 30,
	Useful Life	2019	2019
Lab Equipment and Instruments	4-7	$524,079	$479,155
Leasehold Improvements	10	224,629	194,778
Furniture Fixtures and Equipment	4-7	130,281	72,736
Total		878,989	746,669
Less Accumulated Depreciation		(102,300)	(59,152)
Net Property and Equipment		$776,689	$687,517

Depreciation expense amounted to $21,667 and $43,148, for the three and six months ended December 31, 2019, respectively, and $9,601 and $17,476 for the three months and six months ended December 31, 2018, respectively.

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

At December 31, 2019 and June 30, 2019, definite and indefinite-life intangible assets consisted of the following in thousands:

	Useful Life	June 30, 2019	Period Change		Effect of Currency Translation	December 31, 2019
Definite Life Intangibles Assets
Patents	20 Years	$302,371	$	_	$(4,257)	$298,114
Less Accumulated Amortization		$(209,072)		$(7,578)	$2,943	$(213,707)
Net Definite- Life Intangible Assets		$93,299		$(7,578)	$(1,314)	$84,407

Indefinite Life Intangible Assets
License Agreement		$154,824,000				$154,824,000
Goodwill		$11,640,000				$11,640,000
Total		$166,464,000				$166,464,000

Total Indefinite Life Intangible Assets		$166,464,000				$166,464,000

At December 31, 2019 the expected future amortization expense for the years ended are as follows in thousands:

Year ending June 30,
2020	$7,576
2021	$15,154
2022	$15,154
2023	$15,154
Thereafter	$31,369
$84,407

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

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LEASES

Operating Leases — On November 13, 2017, the Company entered into a Lease Agreement for a term of five years and two months from November 1, 2017 with Plaza Medical Office Building, LLC, pursuant to which the Company agreed to lease approximately 2,325 rentable square feet. The base rent increases by 3% each year, and ranges from approximately $8,719 per month for the first year to $10,107 per month for the two months of the sixth year. The Company received $70,800 in tenant improvement allowance in the form of free rent applied over 10 months in equal installments beginning in January of 2018.

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

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 36 months and 8 years. As of December 31, 2019, the weighted-average remaining term is 6.88 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of December 31, 2019, the weighted-average discount rate is 3.99%.

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

The components of the Company’s rent expense were $89,675 and $182,054 for the three and six months ended December 31, 2019, respectively. The cash outflows for the operating lease liabilities were $82,389 and $163,173 for the three and six months ended December 31, 2019, respectively.

Year Ending June 30 (in thousands)
2020	$165,317
2021	$338,345
2022	$348,495
2023	$298,305
2024	$246,004
Thereafter	$828,205
Less imputed interest	$(293,689)
Total	$1,930,982

 Prior to the adoption of ASC 842-Leases and for the three and six months ended December 31, 2019, respectively, the Company recognized rent expense on a straight-line basis over the lease period and recorded deferred rent expense for rent expense incurred but not yet paid. The Company also recorded deferred rent attributable to cash incentives received under its lease agreements, which were amortized to rent expense over the lease term. During the three and six months ended December 31, 2018, the Company recognized total rent expense of $169,962 and $174,353, respectively.

Disclosures related to periods prior to the adoption of the new lease standard:

Under ASC 840, approximate future minimum rental payments due under these leases as of December 31, 2019 would have been as follows:

Year Ending June 30 (in thousands)
2020	$165,317
2021	$338,345
2022	$348,395
2023	$298,305
2024	$246,004
Thereafter	$1,106,435
Total	$2,502,801

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 6 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Registrant has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. As of December 31, 2019, and June 30, 2019 there were zero shares issued and outstanding.

Common Stock — The Registrant has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. As of December 31, 2019, and June 30, 2019, there were 46,303,924 and 45,273,924 shares issued and outstanding, respectively.

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

Common Stock Issuances — On December 27, 2019, there were 30,000 restricted share units issued that immediately vested and were converted into shares in exchange for consulting services valued at $144,000.

Acquisition of Enochian Biopharma / Contingently issuable shares — On February 16, 2018, we completed our acquisition of Enochian Biopharma (the “Acquisition”) pursuant to an acquisition agreement, dated January 12, 2018, by and among the Registrant, its wholly owned subsidiary DanDrit Acquisition Sub, Inc., Enochian Biopharma and Weird Science (the “Acquisition Agreement”). As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive shares of Common Stock (“Contingent Shares”) pro rata upon the exercise or conversion of warrants, which were outstanding at closing. As of December 31, 2019, 1,438,122 Contingent Shares are potentially issuable in connection with the Acquisition of Enochian Biopharma.

Acquisition of Enochian Denmark — On December 31, 2019 and June 30, 2019, the Registrant maintained a reserve of 82,237 and 92,237 shares, respectively (the “Escrow Shares”), all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Enochian Denmark held by non-consenting shareholders of Enochian Denmark on both December 31, 2019 and June 30, 2019, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. There have been 102,816 shares of Common Stock issued to non-consenting shareholders of Enochian Denmark as of December 31, 2019. There were 10,000 shares of Common Stock to such non-consenting shareholders of Enochian Denmark were issued during the three and six months ended December 31, 2019. There is no impact on outstanding shares as these shares are reflected as issued and outstanding.

Stock Grants - On September 15, 2016, the Board granted the right to acquire 300,000 shares of Common Stock at a strike price of $2.00 per share in what the Board originally described as “options” (the “Grants”) to each of Eric Leire, APE Invest A/S for Aldo Petersen and N.E. Nielson in consideration of their service to the Registrant. These Grants vested immediately. In October of 2017, the Registrant issued warrants to APE Invest A/S and N.E. Nielsen, and in January 2018, the Registrant issued a warrant to Eric Leire (each a “Grant Warrant” collectively the “Grant Warrants”) to evidence the Grants for an aggregate of 900,000 Grant Warrants. All Grant Warrants have been exercised as of December 31, 2019.

Recognition of Options

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Enochian Biosciences Inc.
Expected term (in years)	3-10
Volatility	85.13-98.15%
Risk free interest rate	1.88-3.23%
Dividend yield	0%

The Company recognized stock-based compensation expense (excluding other non-cash compensation expense) related to the options of $690,061 and $1,780,059 for the three months ended December 31, 2019 and 2018, respectively, and $924,071 and $1,866,225 for the six months ended December 31, 2019 and 2018, respectively. At December 31, 2019, the Company had approximately $368,231 of unrecognized compensation cost related to non-vested options.

Plan Options

On February 6, 2014, the Board adopted the Registrant’s 2014 Equity Incentive Plan (the “Plan”), and the Registrant has reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the Plan. To date the Registrant has granted 602,230 options under the Plan (“Plan Options”) to purchase shares of Common Stock.

On October 30, 2019, the Board approved and on October 31, 2019, the Company’s shareholders adopted the Registrant’s 2019 Equity Incentive Plan (the “2019 Plan”), which replaced the 2014 Plan. The 2019 Plan authorized options to be awarded to not exceed the sum of (1) 6,000,000 new shares, and (2) the number of shares available for the grant of awards as of the effective date under the 2014 Plan that, after the effective date of the 2019 Plan, expires, or is terminated, surrendered, or forfeited for any reason without issuance of shares. The remaining shares available for grant related to the 2014 Plan was of 655,769 as of the effective date, this amount along with the new 6,000,000 shares totals 6,655,769 shares available to grant immediately after the effective date of the 2019 Plan.

Pursuant to the 2019 Plan, on December 27, 2019, the Company granted options of 21,999 to employees with a three-year vesting period. Options will be exercisable at the market price of the Company’s common stock on the date of the grant.

A summary of the status of the Plan Options and Grant Warrants outstanding at December 31, 2019 is presented below:

Options Outstanding				Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$3.95	5,063	8.59	$3.95	5,063	8.59	$3.95
	$4.63	20,000	9.65	$4.63	20,000	9.65	$4.63
	$4.80	21,999	10.00	$4.80	—	—	—
	$4.85	4,124	9.65	$4.85	—	—	$—
	$4.90	3,346	9.65	$4.90	3,346	9.65	$4.90
	$5.00	6,000	9.65	$5.00	—	—	$—
	$5.72	13,112	8.84	$5.72	4,371	8.84	$5.72
	$5.74	15,679	8.72	$5.74	15,679	8.72	$5.74
	$5.80	7,759	8.78	$5.80	7,759	8.78	$5.80
	$6.15	60,000	9.44	$6.15	—	—	$—
	$6.25	18,346	9.19	$6.25	18,346	9.19	$6.25
	$6.50	300,000	8.90	$6.50	300,000	8.90	$6.50
	$6.95	4,317	9.28	$6.95	—	—	$—
	$7.10	8,248	9.17	$7.10	8,248	9.17	$7.10
	$8.00	69,235	8.32	$8.00	42,155	8.41	$8.00
Total	$—	557,229	8.98	$6.47	424,967	8.90	$6.47

A summary of the status of the Plan Options and the Grant Warrants at December 31, 2019 and changes during the period are presented below:

		Weighted Average	Average	Weighted Average
	Shares	Exercise Price	Remaining Life	Intrinsic Value
Outstanding at beginning of period	1,001,760	$4.30	4.96	$1,252,785
Granted	55,469	$4.77	9.90	—
Exercised	(500,000)	$2.00	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at end of period	557,229	$6.41	8.98	$19,280
Vested and expected to vest	424,967	$6.47	8.90	$13,619
Exercisable end of period	424,967	$6.47	8.90	$13,619

On December 31, 2019, 424,967 Plan Options are exercisable. The total intrinsic value of options on December 31, 2019 was $13,619.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) on December 31, 2019 (for outstanding options), less the applicable exercise price.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — STOCKHOLDERS’ EQUITY (Continued)

Common Stock Purchase Warrants

A summary of the status of shares of Common Stock, which can be purchased and underlies the warrants outstanding for the six-month period as of December 31, 2019, is presented below:

		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life

Outstanding at beginning of period	1,438,122	$ 1.42	3.00
Granted	-	-	-
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at end of period	1,438,122	$ 1.42	2.49
Exercisable end of period	1,438,122	$ 1.42	2.49

	Equivalent Shares	Underlying Warrants	Outstanding	Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weight Average Remaining Contractual Life (years)	Weight Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.30	1,413,122	2.52	$ 1.30	1,413,122	$ 1.30
$ 8.00	25,000	1.12	$ 8.00	25,000	$ 8.00

Total	1,438,122	2.49	$ 1.42	1,438,122	$ 1.42

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

Restricted Stock Units (RSUs)

On December 27, 2019, the Company granted 30,000 restricted stock units vesting immediately for consulting services valued at $144,000.

A summary of the status of Restricted Stock Units outstanding at December 31, 2019 is presented below:

		Weighted Average	Weighted Average	Weighted Average
	Shares	Issuance Price	Remaining Life	Intrinsic Value

Outstanding at beginning of period	15,000	$6.15	2.68	$—
Granted	30,000	$4.80	0.01	$—
Exercised	(30,000)	$4.80	—	$
Cancelled/Expired	—	$—	—	$—
Outstanding at end of period	15,000	$6.15	1.02	$—
Exercisable end of period	—	$—	—	$—

	Restricted Stock Units Outstanding
Grant Price	Stock Units	Weight Average Remaining Contractual Life (years)	Weight Average Issuance Price
6.15	15,000	1.02	$6.15
Total	15,000	1.02	$6.15

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7— COMMITMENTS AND CONTINGENCIES

Consulting Agreements – On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases, including but not limited to cancers and infectious diseases, (the “G-Tech Agreement”). G-Tech is entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Certain members of Weird Science control G-Tech. For the three and six months ended December 31, 2019, $375,000 and $750,000, respectively, was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement.

Shares held for non-consenting shareholders –The 82,237 remaining shares have been reflected as issued and outstanding in the accompanying financial statements. There were 10,000 shares of Common Stock issued to such non-consent shareholders during the three- and six-months period ended December 31, 2019 (See Note 6).

Employment and Service Agreements – The Company has a director’s agreement with the Executive Vice-Chair where he fulfills the duties as prescribed by the Company’s bylaws and receives annual compensation in the amount of $430,000, plus 300,000 options that vested immediately. The Company has an employment agreement with the Chief Financial Officer with a base annual compensation of $200,000 plus 60,000 options and 15,000 shares of restricted stock. The Company maintains employment agreements with other staff in the ordinary course of business.

Contingencies - The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceedings or claim contains an element of uncertainty, management does not expect a material impact on our results of operations or financial position.

NOTE 8 — RELATED PARTY TRANSACTIONS

Consulting Agreement - On July 9, 2018, the Company entered into the G-Tech Agreement. G-Tech is entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Certain members of Weird Science control G-Tech. For the three and six months ended December 31, 2019, $375,000 and $750,000, respectively, was charged to research and development expenses in our Condensed Consolidated Statements of Operations.

NOTE 9 — SUBSEQUENT EVENTS

On January 31, 2020, the Company entered into a Statement of Work & License Agreement (the “License Agreement”), by and among the Company, G Tech Bio, LLC, a California limited liability company (“G Tech”) and G Health Research Foundation, a not for profit entity organized under the laws of California doing business as Seraph Research Institute (“SRI”), whereby the Company acquired an perpetual, sublicensable, exclusive license (the “License”) for a treatment under development (the “Treatment”) aimed to treat the Hepatitis B Virus (HBV) infections in accordance with its agreement in principle with G Tech and SRI announced by the Company on November 25, 2020.

The License Agreement states that in consideration for the License, the Company shall provide cash funding for research costs and equipment and certain other in-kind funding related to the Treatment over a 24 month period, and provides for an up front payment of $1.2 million within 7 days of January 31, 2020, along with additional payments upon the occurrence of certain benchmarks in the development of the technology set forth in the License Agreement, in each case subject to the terms of the License Agreement. Additionally, the License Agreement provides for cooperation related to the development of intellectual property related to the Treatment and for a 2% royalty to G Tech on any net sales that may occur under the License. The up front payment of $1.2 million was paid on February 7, 2020.

The License Agreement contains customary representations, warranties and covenants of the parties with respect to the development of the Treatment and the License. G Tech and SRI are each controlled by certain members of Weird Science, LLC, a shareholder of the Company, and G Tech and the Company are party to a consulting agreement, dated July 9, 2018, under which G Tech provides services to the Company unrelated to the License.

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

ENOB-HV-01 is a novel, proprietary approach with the potential to overcome the failures of recent efforts. The intervention: 1) provides gene-modified, reinfused cells with a competitive advantage over non-modified cells in the HIV-positive person, with the potential to significantly increase engraftment; and 2) avoids the need for myeloablative chemotherapy and, in fact, could potentially be given on an outpatient basis. Results from an array of in vitro studies and an in vivo mouse model have exceeded expectations. Based on the strength of those data, a request has been made to the US FDA for an INTERACT meeting to discuss pathways to pre-IND and IND. Additional in vitro and in vivo studies potentially to support a pre-IND and IND submission are in process.

We also plan to develop ENOB-HV-11 and ENOB-HV-12 that will utilize a novel cellular- and immunotherapy approach to potentially provide for a preventative vaccine and a therapeutic vaccine, respectively. A non-human primate study is in process, beginning with ENOB-12. Vectors and being prepared and the animals are being identified.

Cancer

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

On February 12, 2014, pursuant to the Share Exchange Agreement, the Registrant acquired 100% (including the Escrow Shares) of the issued and outstanding capital stock of Enochian Denmark (formerly DanDrit BioTech Aps) and as a result became Enochian Denmark’s parent company. Prior to the Share Exchange, the Registrant and an existing shareholder agreed to cancel 4,400,000 out of 5,000,000 common shares of Enochian Denmark outstanding, and the Company issued 1,440,000 shares of Common Stock for legal and consulting services related to the Share Exchange and a future public offering. At the time of the Share Exchange each outstanding share of common stock of Enochian Denmark was exchanged for 1.498842 shares of Common Stock, for a total of 6,000,000 shares of Common Stock, resulting in 8,040,000 shares of Common Stock outstanding immediately following the Share Exchange, including the Escrow Shares, which are deemed issued and outstanding for accounting purposes.

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

On March 2, 2018, the Registrant changed its name from DanDrit BioTech USA, Inc. to Enochian BioSciences, Inc.

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

Each of the foregoing exemptions is currently available to us. We may take advantage of these exemptions until the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”), which such fifth anniversary will occur on June 30, 2020. The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies; provided, however, that an emerging growth company may elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have not elected to opt out of the transition period.

Because we have elected to take advantage of certain of the reduced disclosure obligations and may elect to take advantage of other reduced reporting requirements in future filings, the information that we provide to our stockholders may be different than you might receive from other public reporting companies in which you hold equity interests.

Results of Operations for the three months and six months ended December 31, 2019 compared to the three months and six months ended December 31, 2018

The following table sets forth our revenues, expenses and net loss for the three and six months ended December 31, 2019 and December 31, 2018. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
		(As Revised)		(As Revised)
Revenues	$—	$—	$—	$—

Cost of Goods Sold	—	—	—	—

Gross profit (Loss)	—	—	—	—

Operating Expenses
General and administrative expenses	2,235,348	3,580,105	4,136,160	4,894,014
Research and development expenses	561,468	788,968	1,081,660	1,282,523
Depreciation and amortization	21,667	12,066	43,148	17,476
Total Operating Expense	2,818,483	4,381,139	5,260,968	6,194,013

LOSS FROM OPERATIONS	(2,818,483)	(4,381,139)	(5,260,968)	(6,194,013)

Other Income (Expense)
Change in fair value of contingent consideration	1,082,000	(11,593,390)	(860,000)	(10,125,390)
Interest expense	—	(43)	—	(87)
(Loss) gain on currency transactions	(137,448)	(169,483)	149,307	(201,461)
Gain on settlement	135,000	—	135,000	—
Interest and other income	18,400	36,992	32,953	63,807
Total Other Income (Expense)	1,097,952	(11,725,924)	(542,740)	(10,263,131)

Loss Before Income Taxes	(1,720,531)	(16,107,063)	(5,803,708)	(16,457,144)

Income Tax Benefit	—	—	—	—

NET LOSS	$(1,720,531)	$(16,107,063)	$(5,803,708)	$(16,457,144)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.45)	$(0.13)	$(0.45)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	46,275,228	36,172,403	46,258,272	36,229,259

Revenues

Revenues from operations for the three and six months ended December 31, 2019, and December 31, 2018 were $0 and $0, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the three and six months ended December 31, 2019, and December 31, 2018, respectively.

Gross profit (Loss)

Gross profit for the three and six months ended December 31, 2019, and December 31, 2018 was $0 and $0, respectively.

Expenses

Our operating expenses for the three months ended December 31, 2019, and December 31, 2018 were $2,818,483 and $4,381,139, respectively, representing a decrease of $1,562,656, or approximately 35.7%. The largest contributors to the decrease in operating expenses were the decrease in stock-based compensation of $1,002,598, the decrease in R&D expenses of $227,500, and the decrease in severance costs of $317,000. The reduction in stock based compensation was due to decreased options granted during the current year when compared to prior year. The reduction in R&D results from large expenditures for the laboratory build out during the prior year. The decrease in severance costs results from not having any of these costs during the current period.

Our operating expenses for the six months ended December 31, 2019, and December 31, 2018 were $5,260,968 and $6,194,013, respectively, representing a decrease of $933,045, or approximately 15.1%. The largest contributors to the decrease in operating expenses were the decrease in stock-based compensation of $942,155, the decrease in R&D expenses of $200,863, and the decrease in severance costs of $317,000. The reduction in stock based compensation was due to decreased options granted during the current year when compared to prior year. The reduction in R&D is a result of the slowdown of infrastructure expenses during the current year as the laboratory was built out offset by the continued expenditures related to the development of studies for our genetically modified cellular and immune-therapy technologies. The decrease in severance costs results from not having any of these types costs during the current period.

 General and administrative expenses for the three months ended December 31, 2019 and 2018 are $2,235,348 and $3,580,105, respectively, representing a decrease of $1,344,757 or 37.6%. The largest contributors to the decrease in general and administrative expenses were the decrease in stock based compensation of $1,089,999 and the decrease in severance costs of $317,000. The reduction in stock based compensation was due to decreased options granted during the current year when compared to prior year and the decrease in severance costs results from not having any of these types of costs during the current period.

General and administrative expenses for the six months ended December 31, 2019, and December 31, 2018 were $4,136,160 and $4,894,014, respectively, representing a decrease of $757,854 or approximately 15.5%. The largest contributors to the decrease in general and administrative expenses were the decrease in stock based compensation of $942,155 and the decrease in severance costs of $317,000. The reduction in stock based compensation was due to decreased options granted during the current year when compared to prior year and the decrease in severance costs results from not having any of these costs during the current year.

Research and development expenses for the three months ended December 31, 2019 and December 31, 2018 were $561,468 and $788,968, respectively, representing a decrease of $227,500 or approximately 28.8%. The reduction in R&D is a result of the slowdown of infrastructure expenses during the current year as the laboratory has been primarily built out, offset by the continued expenditures related to the development of studies for our genetically modified cellular and immune-therapy technologies.

Research and development expenses for the six months December 31, 2019, and December 31, 2018 were $1,081,660 and $1,282,523, respectively, representing an increase of $200,863 or approximately 15.7%. The reduction in R&D is a result of the slowdown of infrastructure expenses during the current year as the laboratory has been primarily built out, offset by the continued expenditures related to the development of studies for our genetically modified cellular and immune-therapy technologies.

Depreciation and amortization for the three months ended December 31, 2019, and December 31, 2018, were $21,667 and $12,066, respectively, representing an increase of $9,601 or 79.6%. The increase in depreciation and amortization expenses primarily related to the additional fixed assets purchased during the past year.

Depreciation and amortization expenses for the six months ended December 31, 2019, and December 31, 2018, were $43,148 and $17,476, respectively, representing an increase of $25,672 or 146.9%. The increase in depreciation and amortization expenses primarily related to the additional fixed assets purchased during the past year.

Other income (expense) for the three months ended December 31, 2019, and December 31, 2018, was $1,097,952 and ($11,725,924) respectively, representing an increase of $12,823,876. The significant increase in other income is mainly attributable to the change in fair value of the contingent consideration liability of $12,675,390. This contingent consideration is related to the Contingent Shares in connection with the Acquisition of Enochian Biopharma, which is impacted by warrants exercised and the mark to market quarterly valuation that is performed (see Note 1 to the unaudited condensed consolidated financial statements).

Other income (expense) for the six months ended December 31, 2019, and December 31, 2018, was ($542,740) and ($10,263,131), respectively representing an increase of $9,720,391 or 94.7%. This significant increase in other income is mainly attributable to the change in fair value of the contingent consideration of $9,265,390. This contingent consideration is related to the Contingent Shares in connection with the Acquisition of Enochian Biopharma, which is impacted by warrants exercised and the mark to market quarterly valuation that is performed (see Note 1 to the unaudited condensed consolidated financial statements).

Net Loss

Net loss for the three months ended December 31, 2019, and December 31, 2018, was ($1,720,531) or ($0.04) per share and ($16,107,063) or ($0.45) per share, respectively, representing a decrease in loss of $14,386,532. The net decrease in loss was primarily due to the decrease in the general and administrative expense of $1,344,757, and the increase in other income of $12,675,390 related to the reduction of the contingent consideration liability related to the earn-out shares as part of the Enochian BioPharma Acquistion Agreement.

Net loss for the six months December 31, 2019, and December 31, 2018, was ($5,803,708) or ($0.13) per share and ($16,457,144) or ($0.45) per share, respectively, representing a decrease in loss of $10,653,436. The net decrease in loss was primarily due to the decrease in the general and administrative expense $757,854 and the increase in other income of 9,265,390 related to the reduction of the contingent consideration liability related to the earn-out shares as part of the Enochian BioPharma Acquistion Agreement.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from shareholders, the issuance of convertible notes and the sale of our Common Stock and warrants. We currently have no sales revenue to support our current operations and we expect this to be the case until our therapies or products are approved for marketing in the United States and Europe. Even if we are successful in having our therapies or products approved for sale in the United States and Europe, we cannot guarantee that a market for the product will develop. We may never be profitable. At this time, we believe we have sufficient liquidity to fund our operations for the next twelve months.

We may however need additional funds for (a) purchase of equipment and, (b) research and development, specifically to open an Investigational New Drug Application (IND) (The first step in the drug review process by the FDA) for ENOB-HV01, to continue our research and development of ENOB-HV11/12, and possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of December 31, 2019, the Company had $8,627,677 in cash and working capital of $7,973,210 as compared to $12,282,224 in cash and working capital of $11,384,571 as of June 30, 2019, a decrease of 29.8% and 30.0%, respectively.

Assets

Total assets at December 31, 2019 were $178,359,885 compared to $179,877,353 as of June 30, 2019. Total current liabilities decreased to $1,090,095 at December 31, 2019 compared to $1,110,416 as of June 30, 2019. The decrease in total assets is mainly due to the growth in the Company as we continue to build the administrative and clinical infrastructure to support the development of and studies for our genetically modified cellular and immune-therapy technologies.

Following is a summary of the Company’s cash flows (used in) provided by operating, investing, and financing activities:

	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018
Net Cash (Used by) Operating Activities	$(4,375,861)	$(3,550,914)
Net Cash (Used by) Investing Activities	(132,321)	(640,544)
Net Cash Provided by Financing Activities	1,000,000	1,700,000
(Loss) Gain on Currency Translation	(147,365)	130,833
(Decrease) in Cash and Cash Equivalents	$(3,655,547)	$(2,360,625)

 Cash Flows

Net cash used by operating activities for the six months ended December 31, 2019, and December 31, 2018 was $4,375,861 and $3,550,914, respectively, representing an increase $824,947 or 23.2%.

Net cash used by investing activities for the six months ended December 31, 2019 and December 31, 2018 was $132,321 and $640,544, respectively, representing a decrease of $508,223 or 79.3%. The six months ended December 31, 2018 included purchases related to the build out of the corporate offices and labs. Our current expenditures of our operations as we move forward with our pipeline and contemplate new product lines.

Net cash provided by financing activities for the six months ended December 31, 2019 and December 31, 2018, was $1,000,000 and $1,700,000, representing a decrease of $700,000 or 41.2%. The decrease is due to a smaller amount of warrants being exercised during the current period

Off-Balance Sheet Arrangements

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three and six months ended December 31, 2019, that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

10.1	Enochian Biosciences, Inc. 2019 Equity Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 10, 2020	ENOCHIAN BIOSCIENCES, INC.

	By:	/s/ Mark Dybul
Mark Dybul
Executive Vice Chair
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)

