Form 10-Q
period 2020-03-31
Enochian Biosciences Inc
filed 2020-05-11
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2020, the number of shares of the registrant’s common stock outstanding was 46,497,409.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

- INDEX -

i

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

The results for the period ended March 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2019, filed with the Securities and Exchange Commission on September 30, 2019, as amended.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2020	2019
	(Unaudited)
ASSETS
Current Assets:
Cash	$10,939,166	$12,282,224
Other receivables	—	20,794
Prepaid expenses	326,378	191,969
Total Current Assets	11,265,544	12,494,987

Property and equipment, net	793,672	687,517

OTHER ASSETS
Definite life intangible assets, net	79,403	93,299
Indefinite life intangible assets	154,824,000	154,824,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	137,550	137,550
Right of use assets	1,769,209	—
Total Other Assets	168,450,162	166,694,849

TOTAL ASSETS	$180,509,378	$179,877,353

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$328,366	$538,563
Accounts payable – non-trade	—	235,000
Accrued expenses	376,724	336,853
Lease liabilities, current	266,181	—
Total Current Liabilities	971,271	1,110,416

NON-CURRENT LIABILITIES
Contingent consideration liability	2,006,798	5,667,000
Lease liabilities, non-current	1,601,155	—
Convertible notes payable – long-term	1,200,000	—
Notes payable – long-term, net of discount	4,506,808	—

Total Liabilities	10,286,032	6,777,416

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 100,000,000 shares authorized, 46,497,409 shares issued and outstanding at March 31, 2020; 45,273,924 issued and outstanding at June 30, 2019	4,650	4,527
Additional paid-in capital	230,364,478	225,765,432
Accumulated deficit	(60,090,037)	(52,771,840)
Other comprehensive (loss) income	(55,745)	101,818
Total Stockholders’ Equity	170,223,346	173,099,937

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,509,378	$179,877,353

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended		Ended
	March 31,		March 31,
	2020	2019	2020	2019
		(As Revised)		(As Revised)
Revenues	$—	$—	$—	$—

Cost of Goods Sold	$—	$—	$—	$—

Gross profit (Loss)	$—	$—	$—	$—

Operating Expenses
General and administrative	1,486,561	1,951,685	5,622,721	6,845,699
Research and development	2,307,336	730,255	3,388,996	2,012,778
Depreciation and amortization	35,764	3,939	78,912	21,415
Total Operating Expense	$3,829,661	$2,685,879	$9,090,629	$8,879,892

LOSS FROM OPERATIONS	$(3,829,661)	$(2,685,879)	$(9,090,629)	$(8,879,892)

Other Income (Expense)
Change in fair value of contingent consideration	2,310,202	(217,000)	1,450,202	(10,342,390)
Interest expense	(12,030)	(43)	(12,030)	(130)
(Loss) gain on currency transactions	(371)	164,114	148,936	(37,347)
Gain on settlement	5,000	—	140,000	—
Interest and other income	12,371	8,724	45,324	72,531
Total Other Income (Expense)	2,315,172	(44,205)	1,772,432	(10,307,336)

Loss Before Income Taxes	(1,514,489)	(2,730,084)	(7,318,197)	(19,187,228)

Income Tax Benefit	$—	$—	$—	$—

NET LOSS	$(1,514,489)	$(2,730,084)	$(7,318,197)	$(19,187,228)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.07)	$(0.16)	$(0.52)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	46,275,591	37,070,152	46,280,139	37,070,152

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended		Ended
	March 31,		March 31,
	2020	2019	2020	2019
		(As Revised)		(As Revised)
Net Loss	$(1,514,489)	$(2,730,084)	$(7,318,197)	$(19,187,228)
Foreign Currency Translation, Adjustments	(10,198)	(139,710)	$(157,563)	$(6,857)

Other Comprehensive Loss	$(1,524,687)	$(2,869,794)	$(7,475,760)	$(19,194,085)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
July 1, 2019	$4,527	$225,765,432	$(52,771,840)	$101,818	$173,099,937

Stock issued pursuant to warrants exercised	50	999,950	—	—	1,000,000
Contingent Shares issued pursuant to Acquisition Agreement	50	2,209,950	—	—	2,210,000
Stock-based compensation	—	234,010	—	—	234,010
Net loss	—	—	(4,083,177)	—	(4,083,177)
Foreign currency translation adjustment	—	—	—	(278,656)	(278,656)
September 30, 2019	$4,627	$229,209,342	$(56,855,017)	$(176,838)	$172,182,114
Stock-based compensation	—	546,061	—	—	546,061
Shares issued for consulting services	3	143,997	—	—	144,000
Net loss	—	—	(1,720,531)	—	(1,720,531)
Foreign currency translation adjustment	—	—	—	131,291	131,291
December 31, 2019	$4,630	$229,899,400	$(58,575,548)	$(45,547)	$171,282,935
Stock-based compensation	—	(28,094)	—	—	(28,094)
Shares issued in kind for prepaid interest on notes payable – long-term	19	493,173	—	—	493,192
Shares issued for fully vested RSU’s	1	(1)	—	—	—
Net loss	—	—	(1,514,489)	—	(1,514,489)
Foreign currency translation adjustment	—	—	—	(10,198)	(10,198)
March 31, 2020	$4,650	$230,364,478	$(60,090,037)	$(55,745)	$170,223,346

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2018 (As Revised)	$3,616	$193,283,798	$(34,755,360)	$205,680	$158,737,734

Issuance of Shares	1	39,999	—	—	40,000
Stock-Based Compensation	—	46,166	—	—	46,166
Net Loss	—	—	(350,081)	—	(350,081)
Currency Translations, Net of Taxes	—	—	—	(91,517)	(91,517)
September 30, 2018 (As Revised)	$3,617	$193,369,963	$(35,105,441)	$114,163	$158,382,302

Stock issued pursuant to warrants exercised	131	1,699,870	—	—	1,700,001
Contingent shares issued pursuant to Acquisition Agreement	131	9,415,259			9,415,390
Stock-Based Compensation	—	1,780,060	—	—	1,780,060
Net Loss	—	—	(16,107,063)	—	(16,107,063)
Currency Translations, Net of Taxes	—	—	—	224,370	224,370
December 31, 2018 (As Revised)	$3,879	$206,265,152	$(51,212,504)	$338,533	$155,395,060

Stock-Based Compensation	—	96,733	—	—	96,733
Net Loss	—	—	(2,730,084)	—	(2,730,084)
Currency Translations, Net of Taxes	—	—	—	(139,710)	(139,710)
March 31, 2019 (As Revised)	$3,879	$206,361,885	$(53,942,588)	$198,823	$152,621,999

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2020	2019
		(As Revised)
NET LOSS	$(7,318,197)	$(19,187,228)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	78,912	21,415
Change in contingent consideration liability	(1,450,202)	10,342,390
Stock-based compensation expense	895,976	1,962,958
Right of use asset	192,335	—
Gain on settlement for non-trade payable	(140,000)	—
CHANGES IN ASSETS AND LIABILITIES:
Other receivables	16,892	120,391
Prepaid expenses/deposits	(130,507)	(194,101)
Accounts payable	(205,197)	463,520
Accounts payable non-trade	(100,000)	—
Accrued expenses	132,622	181,890
Operating lease liabilities	(186,959)	—
NET CASH USED IN OPERATINGACTIVITIES	$(8,214,325)	$(6,288,765)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(174,015)	(733,176)
NET CASH USED IN INVESTING ACTIVITIES	$(174,015)	$(733,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable – long-term	1,200,000	—
Proceeds from notes payable – long-term	5,000,000	—
Proceeds from exercise of warrants	1,000,000	1,700,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$7,200,000	$1,700,000

Loss on currency translation	$(154,718)	$(6,726)

NET CHANGE IN CASH	$(1,343,058)	(5,328,667)

CASH, BEGINNING OF PERIOD	$12,282,224	15,600,865

CASH, END OF PERIOD	$10,939,166	$10,272,198

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Non-cash investing and financing activities:
Contingent Shares issued in connection with Acquisition Agreement	$2,210,000	$9,415,388
Compensation for the issuance of stock for consulting services	$144,000	—
Right of uses obtained in exchange for operating lease liabilities upon adoption of ASC 842 - Leases	$2,054,295	$—
Discount on $5 million note payable related to prepaid interest paid in the form of shares issued	$493,192	—
Disposition of fully depreciated assets	$—	$231,174

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business– Enochian BioSciences, Inc., formerly DanDrit Biotech USA, Inc. (“Enochian”, and together with its subsidiaries, the “Company”, “we” or “us”) engages in the research and development, manufacturing and clinical trials of pharmaceutical and biological products for the treatment of HIV and cancer in humans. The Company was originally incorporated in the State of Delaware on January 18, 2011.

Acquisition of Enochian Biopharma- On January 12, 2018, Enochian, DanDrit Acquisition Sub, Inc., (“Acquisition Sub”), Enochian Biopharma and Weird Science, LLC (“Weird Science”) entered into an agreement to acquire Enochian Biopharma (the “Acquisition Agreement”), pursuant to which on February 16, 2018, Enochian Biopharma became a wholly owned subsidiary of the Company (the “Acquisition”).  As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Enochian Common Stock and (ii) the right to receive earn-out shares of Common Stock (“Contingent Shares”) pro rata upon the exercise or conversion of warrants, which were outstanding at closing. At March 31, 2020, 1,438,122 Contingent Shares remained unissued.

Basis of Presentation– The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2020 and 2019 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2019 audited financial statements. The results of operations for the periods ended March 31, 2020 and 2019 are not necessarily indicative of the operating results for the full year.

Consolidation — For the three months and nine months ended March 31, 2020 and 2019, the consolidated financial statements include the accounts and operations of Enochian, Enochian Denmark, and Enochian Biopharma. All material inter-company transactions and accounts have been eliminated in the consolidation.

Reclassification–Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. For the three months and nine months period March 31, 2020, we reclassified the consulting expense of $0 and $94,760, respectively to general and administrative expenses.

Functional Currency / Foreign Currency Translation — The functional currency of Enochian Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during periods ended March 31, 2020, June 30, 2019 and March 31, 2019. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statements of operations as incurred.

Recent Adopted Accounting Pronouncements —In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheet. The new standard is effective for fiscal years beginning after December 15, 2018. Originally, entities were required to adopt ASU 2016-02 using a modified retrospective transition method. However, in July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Leases (Topic 842), which provides entities with an additional transition method. Under ASU No. 2018-11, entities have the option of recognizing the cumulative effect of applying the new standard as an adjustment to beginning retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Leases (Topic 842), which clarifies how to apply certain aspects of ASU 2016-02. Additionally, in March 2019, the FASB issued ASU No. 2019-01, Codification Improvements to Leases (Topic 842), which clarifies the transition disclosure requirements. The Company adopted this guidance on July 1, 2019 using the prospective transition method allowed per ASU 2018-11, and applied the standard only to leases that existed on that date. Under the prospective transition method, the Company does not need to restate the comparative period in transition and will continue to present financial information and disclosures for periods before July 1, 2019 in accordance with Accounting Standard Codification (“ASC”) Topic 840. The Company has elected the package of practical expedients allowed under ASC Topic 842, which permits the Company to account for its existing operating leases as operating leases under the new guidance, without reassessing the Company’s prior conclusions about lease identification, lease classification and initial direct cost. As a result, of the adoption of the new lease accounting guidance the Company recognized, on July 1, 2019, operating lease right–of–use assets and operating lease liabilities of $1,961,544, and $2,054,295, respectively. On March 31, 2020, the right-of-use assets and the operating lease liabilities included in the unaudited condensed consolidated balance sheet are $1,769,209 and $1,867,336, respectively. The adoption of the standard did not have a material impact on the unaudited condensed consolidated statement of operations and the unaudited condensed consolidated statement of cash flows.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosures requirements for recurring Level 3 fair value measurements including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and narrative description of measurement uncertainty related to Level 3 measurements. Early adoption is permitted. This ASU will be effective for us on July 1, 2020. While we are continuing to evaluate the impact of the adoption of this ASU on our financial conditions, results of operations and cash flows, we do not expect its impact will be material at this time.

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

Cash and Cash Equivalents —The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured States amounts at March 31, 2020 and June 30, 2019 of $10,939,166 and $12,282,224, respectively.

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

Intangible Assets —Definite life intangible assets include patents and licenses. The Company accounts for definite life intangible assets in accordance with FASB ASC Topic 350, “Goodwill and Other Intangible Assets”. Intangible assets are recorded at cost. Patent costs consist of costs incurred to acquire the underlying patent. If it is determined that a patent will not be issued, the related remaining capitalized patent costs are charged to expense. License agreements cost represent the Fair Value of the license agreement on the date acquired. Intangible assets are amortized on a straight-line basis over their estimated useful life. The estimated useful life of patents is twenty years from the date of application.

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

We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the fair value exceeds carrying value, then it is concluded that no goodwill impairment has occurred. If the carrying value of the reporting unit exceeds its fair value, a second step is required to measure possible goodwill impairment loss. The second step includes hypothetically valuing the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying value.

The carrying value of goodwill at March 31, 2020, was $11,640,000. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of the HIV and cancer therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV and cancer. Research and development expenses for the three months ended March 31, 2020 and 2019, respectively amounted to $ 2,245,357 and $730,255, respectively and for the nine months ended March 31, 2020 and 2019, amounted to $3,327,017 and $2,012,778, respectively.

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes.

Loss Per Share — The Company calculates earnings/(loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three and nine months ended March 31, 2020 and 2019, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 3,554,185 potential shares of Common Stock excluded from the Diluted EPS calculation as of March 31, 2020.

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

The following table sets forth the liabilities at March 31, 2020, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

		Fair Value Measurements at Reporting Date Using (In thousands)
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)

Contingent Consideration Liability	$2,006,798	$—	$—	$2,006,798

The roll forward of the contingent consideration liability is as follows:

Balance June 30, 2019	$5,667,000
Contingent shares issued pursuant to the Acquisition Agreement	$(2,210,000)
Fair value adjustment, net	$(1,450,202)
Balance March 31, 2020	$2,006,798

Stock Options and Warrants - During the three and nine-month periods presented in the accompanying condensed consolidated financial statements, the Company has granted stock options and warrants. The Company accounts for options and warrants in accordance with the provisions of FASB ASC Topic 718, Compensation - Stock Compensation. Non-cash compensation costs for the vesting of options and warrants granted to officers, board members, employees and consultants for the three months ended March 31, 2020 and 2019 were $ (28,094) and $96,733, respectively. During the three months ended March 31, 2020 there were cancellations of options for related to former employees and directors, which reduced the expense for the quarter. The non-compensation expense for the nine months ended March 31, 2020 and 2019 were $895,976 and $1,962,958, respectively.

Stock-Based Compensation -The Company records stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period.

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

The following table sets forth the impact on the lines impacted by the correction on the Company’s financial statements for the three months ended March 31, 2019 in thousands.

	For the Three Months Ended March 31, 2019	Adjustments	For the Three Months Ended March 31, 2019
	(As Reported)		(As Revised)
Statement of Operations:
Depreciation & Amortization	$1,979,701	$(1,975,762)	$3,939
Total Operating Expense	$4,661,641	$(1,975,762)	$2,685,879
Loss Before Income Taxes	$(4,705,846)	$1,975,762	$(2,730,084)
Net (loss) Income	$(4,705,846)	$1,975,762	$(2,730,084)
Basic & Diluted Loss per Share	$(0.13)	$0.06	$(0.07)
Consolidated Statement of Other Comprehensive Income
Other Comprehensive Income	$(4,566,136)	$1,696,342	$(2,869,794)

The following table sets forth the impact on the lines impacted by the correction on the Company’s financial statements as of and for the nine months ended March 31, 2019 in thousands.

	For the Nine Months Ended March 31, 2019	Adjustments	For the Nine Months Ended March 31, 2019
	(As Reported)		(As Revised)
Balance Sheet:
Definite life intangible assets, net	$106,994	—	$106,994
Indefinite life intangible assets	$146,170,570	$8,653,430	$154,824,000
Total Assets	$169,305,692	$8,653,430	$177,959,122
Statement of Operations:
Depreciation & Amortization	$5,834,817	$(5,813,402)	$21,415
Total Operating Expense	$14,693,294	$(5,813,402)	$8,879,892
Loss Before Income Taxes	$(25,000,630)	$5,813,402	$(19,187,228)
Net Income (Loss)	$(25,000,630)	$5,813,402	$(19,187,228)
Basic & Diluted Loss per Share	$(0.67)	$0.15	$(0.52)
Consolidated Statement of Other Comprehensive Income
Other Comprehensive Income	$(25,007,487)	$5,813,402	$(19,194,085)
Consolidated Statement of Changes to Shareholders’ Equity
Accumulated Deficit	$(62,596,019)	$8,653,431	$(53,942,588)

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROPERTY AND EQUIPMENT

	Useful Life	March 31, 2020	June 30, 2019
Lab Equipment and Instruments	4-7	$524,079	$479,155
Leasehold Improvements	10	$224,629	194,778
Furniture Fixtures and Equipment	4-7	$171,975	$72,736
Total		$920,683	$746,669
Less Accumulated Depreciation		$(127,011)	$(59,152)
Net Property and Equipment		$793,672	$687,517

During the three months ended March 31, 2020, and 2019, respectively, the Company had depreciation expense of $35,764, and $3,939, respectively, and for the nine months ended March 31, 2020 and 2019, respectively had depreciation expense of $78,912 and $21,415, respectively.

The Company disposed of assets valued at $0 and $231,174 in the nine months ended March 31, 2020 and 2019 respectively.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — DEFINITE-LIFE INTANGIBLE ASSETS

During February 2018, the Company acquired a License Agreement (as licensee) to the HIV therapy being developed as HV-01 which consists of a perpetual, fully paid-up, royalty-free, sub-licensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, and/or amelioration of and/or therapy for HIV in humans, and research and development exclusively relating to HIV in humans (the “License”).

At March 31, 2020 and June 30, 2019, definite and indefinite-life intangible assets consisted of the following:

		June 30,		Effect of Currency	March 31,
	Useful Life	2019	Period Change	Translation	2020
Definite Life Intangibles Assets
Patents	20 Years	$302,371	—	$(9,347)	$293,024
Less accumulated amortization		(209,072)	(11,052)	6,503	(213,621)
Net Definite Life Intangible Assets		$93,299	(11,052)	$2,844	$79,403

Indefinite Life Intangible Assets
License Agreement		$154,824,000			$154,824,000
Goodwill		$11,640,000			$11,640,000
Total		$166,464,000			$166,464,000

Total Indefinite Life Intangible Assets		$166,464,000			$166,464,000

Year ending June 30,
2020	$3,788
2021	$15,154
2022	$15,154
2023	$15,154
Thereafter	$30,153
Total	$79,403

Impairment – Following the fourth quarter of each year, management performs its annual test of impairment of intangible assets assessing the qualitative factors and determines if it is more than likely than not that, the fair value of the asset is greater than or equal to the carrying value of the asset.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LEASES

Operating Leases — On November 13, 2017, Enochian entered into a Lease Agreement for a term of five years and two months from November 1, 2017 (the “Term”) with Plaza Medical Office Building, LLC, a California limited liability company (the “Landlord”), as landlord, pursuant to which the Company agreed to lease from the Landlord approximately 2,325 rentable square feet. The base rent increases by 3% each year, and ranges from approximately $8,719 per month for the first year to $10,107 per month for the two months of the sixth year. The Company received $70,800 in tenant improvement allowance in the form of free rent applied over 10 months in equal installments beginning in January of 2018.

On June 19, 2018, Enochian entered into a Lease Agreement for a term of ten years from September 1, 2018 with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet. On February 20, 2019, Enochian entered into an Addendum to the original Lease Agreement with an effective date of December 1, 2019, where it expanded the lease area to include another 1,101 square feet for a total rentable 3,554 square feet. The base rent increases by 3% each year, and ranges from $17,770 per month for the remainder of the first year to $23,186 per month for the tenth year. The Company is entitled to $108,168 in contributions toward tenant improvements.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 36 months and 8 years. As of March 31, 2020, the weighted-average remaining term is 6.67 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of March 31, 2020, the weighted-average discount rate is 3.99%.

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

For the three and nine months ended March 31, 2020, lease expense charged to general and administrative expenses amounted to $88,144 and $270,198, respectively.

Below are the lease commitments for the next 5 years and thereafter:

Year Ending June 30th	Lease Expense
2020	$82,658
2021	$338,345
2022	$348,495
2023	$298,305
2024	$246,004
Thereafter	$828,205
Less imputed interest	(274,676)
Total	$1,867,336

Prior to the adoption of ASC 842-Leases and for the three and nine months ended March 31, 2020, respectively, the Company recognized rent expense on a straight-line basis over the lease period and recorded deferred rent expense for rent expense incurred but not yet paid. The Company also recorded deferred rent attributable to cash incentives received under its lease agreements, which were amortized to rent expense over the lease term. During the three and nine months ended March 31, 2019, the Company recognized total rent expense of $62,368 and $236,991, respectively.

Disclosures related to periods prior to the adoption of the new lease standard:

Under ASC 840, approximate future minimum rental payments due under these leases as of March 31, 2020 would have been as follows:

Year Ending June 30
2020	$82,658
2021	$338,345
2022	$348,495
2023	$298,305
2024	$246,004
Thereafter	$1,106,435
Total	$2,420,242

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — NOTES PAYABLE

Convertible Notes Payable

On February 6, 2020, the Company issued two Convertible Notes (the “Convertible Notes”) to an existing stockholder of the Company each with a face value amount of $600,000, convertible into shares of the Company’s common stock, $0.0001 par value per share. The outstanding principal amount of the Convertible Notes is due and payable on February 6, 2023. Interest on the Convertible Notes commenced accruing on the date of issuance at six percent (6%) per annum, computed on the basis of twelve 30-day months, and is compounded monthly on the final day of each calendar month based upon the Principal and all accrued and unpaid Interest outstanding as of such compound date. The interest is payable in cash on a semi-annual basis.

The holder of the Convertible Notes has the right at any time prior to the date that is twelve months from issuance to convert all or any part of the outstanding and unpaid Principal and all unpaid Interest into shares of the Company’s common stock. The conversion price is equal to $12.00 per share of Common Stock. The Company evaluated the Convertible Notes in accordance with ASC 470-20 and identified that they each contain an embedded conversion feature that shall not be bifurcated from the host document (i.e., the Convertible Notes) as they are not deemed to be readily convertible into cash. All proceeds received from the issuance have been recognized as a liability on the balance sheet.

For the three and nine months ended March 31, 2020, the Company recorded an interest payable and interest expense in the amount of $12,030, respectively. These amounts are reflected in accrued expenses and general and administrative expenses on the face of the financial statements.

Note Payable

On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Note”) to Paseco APS, a Danish limited company and an existing stockholder of the Company. The principal amount of the Note will be payable on November 30, 2021 (the “Maturity Date”) and bears interest at a fixed rate of 6% per annum, computed based on the number of days between the Issuance Date and the Maturity Date, which was prepaid by the Company in full on the Issuance Date through the issuance of 188,485 shares of the Company’s common stock based on the closing market price on that date for a total value of $501,370. The Company evaluated the Note and PIK interest in accordance with ASC 470-Debt and ASC 835-Interest, respectively. Pursuant to ASC 470-20, proceeds received from the issuance are to be recognized at their relative fair value, thus the liability is shown net of the corresponding discount of $493,192 at March 31, 2020, which is the relative fair value of the shares issued for the PIK interest on the closing date using the effective interest method. The discount of $493,192 will be accreted over the life of the Note.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. At March 31, 2020, and June 30, 2019, there were zero shares issued and outstanding.

Common Stock — The Company has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. At March 31, 2020, and June 30, 2019, there were 46,497,409 and 45,273,924 shares issued and outstanding, respectively.

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

Common Stock Issuances — On December 27, 2019, there were 30,000 restricted share units issued that immediately vested and were converted into shares in exchange for consulting services valued at $144,000. On January 9, 2020, the Company issued 5,000 shares related to restricted share units that vested on January 7, 2020. These shares were expensed during the period. On March 30, 2020, the Company issued 188,485 shares valued at $501,370 based on the closing price on that date, in lieu of prepaid interest related to the $5 million, which is recorded against the Note at its computed relative fair value of $493,192 using the effective interest method (see Note 6).

Acquisition of Enochian Biopharma / Contingently issuable shares — On February 16, 2018, the Acquisition was completed when the Acquisition Sub merged with and into Enochian Biopharma, with Enochian Biopharma as the surviving corporation. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive Contingent Shares pro rata upon the exercise or conversion of warrants, which were outstanding at closing. At March 31, 2020, 1,438,122 Contingent Shares are issuable in connection with the Acquisition of Enochian Biopharma.

Acquisition of Enochian Denmark —   At March 31, 2020 and June 30, 2019, the Company maintained a reserve of 82,237 and 92,237 Escrow Shares, respectively, all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Enochian Denmark held by non-consenting shareholders of Enochian Denmark on both March 31, 2020 and June 30, 2019, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. There have been 102,816 shares of Common Stock issued to non-consenting shareholders of Enochian Denmark as of March 31, 2020. During the three and nine months ended March 31, 2020, the Company issued zero and 10,000 shares of Common Stock to such non-consenting shareholders of Enochian Denmark, respectively. There is no impact on outstanding shares as these shares are reflected as issued and outstanding.

Stock Grants - In October of 2017, the Company issued warrants to APE Invest A/S and N.E. Nielsen, and in January 2018, the Company issued a warrant to Eric Leire (each a “Grant Warrant” collectively the “Grant Warrants”) to evidence the Grants for an aggregate of 900,000 Grant Warrants. As of July 1, 2019, there were 500,000 Grant Warrants outstanding. During the three and nine month periods ending March 31, 2020, there were zero and 500,000 grant warrants exercised, respectively. As of March 31, 2020, all grant warrants have been exercised.

Recognition of Options

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Enochian Biosciences Inc.
Expected term (in years)	3-10
Volatility	65.06%-98.15%
Risk free interest rate	0.74%-3.23%
Dividend yield	0%

The Company recognized stock-based compensation expense (excluding other non-cash compensation expense) related to the options of $(28,094) and $96,733 for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 there were cancellations of options for related to former employees and directors, which reduced the expense for the quarter. Stock based compensation expense was $895,976 and $1,962,958 for the nine months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the Company had approximately $453,607 of unrecognized compensation cost related to non-vested options.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Plan Options

On February 6, 2014, the Board adopted the Company’s 2014 Equity Incentive Plan (the “Plan”), and the Company had reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the Plan.

On October 30, 2019, the Board approved and on October 31, 2019, the Company’s shareholders adopted the Enochian’s 2019 Equity Incentive Plan (the “2019 Plan”), which replaced the 2014 Plan. The 2019 Plan authorized options to be awarded to not exceed the sum of (1) 6,000,000 new shares, and (2) the number of shares available for the grant of awards as of the effective date under the 2014 Plan that, after the effective date of the 2019 Plan, expires, or is terminated, surrendered, or forfeited for any reason without issuance of shares. The remaining shares available for grant related to the 2014 Plan was of 655,769 as of the effective date, this amount along with the new 6,000,000 shares totals 6,655,769 shares available to grant immediately after the effective date of the 2019 Plan.

Pursuant to the 2019 Plan, on December 27, 2019, the Company granted options of 21,999 to employees with a three-year vesting period. Additionally, pursuant to the 2019 Plan, during the three months and nine months ended March 31, 2020, the Company granted options of 92,576 and 123,826, respectively to the Board of Directors with a one-year vesting period. Options will be exercisable at the market price of the Company’s common stock on the date of the grant. To date the Company has granted options under the Plan (“Plan Options”) to purchase 726,055 shares of Common Stock.

A summary of the status of the Plan Options and Grant Warrants outstanding at March 31, 2020 is presented below:

Options Outstanding				Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$2.69	55,762	0.91	$2.69	—	—	$—
	$3.26	23,006	0.09	$3.26	—	—	$—
	$3.95	5,063	8.34	$3.95	5,063	8.34	$3.95
	$4.63	10,000	9.40	$4.63	10,000	9.64	$4.63
	$4.80	53,249	9.75	$4.80	—	—	$—
	$4.85	4,124	9.4	$4.85	—	—	$—
	$4.90	9,183	9.36	$4.90	3,346	9.40	$4.90
	$5.00	6,000	9.40	$5.00	—	—	$—
	$5.74	15,679	8.47	$5.74	15,679	8.47	$5.74
	$5.80	7,759	8.53	$5.80	7,759	8.53	$5.80
	$6.15	60,000	9.19	$6.15	20,000	9.19	$6.15
	$6.25	24,001	8.94	$6.25	24,001	8.94	$6.25
	$6.50	300,000	8.65	$6.50	300,000	8.65	$6.50
	$6.95	4,317	9.03	$6.95	—	—	$—
	$7.10	10,563	8.92	$7.10	10,563	8.92	$7.10
	$8.00	69,235	8.07	$8.00	54,504	8.11	8.00
Total	$—	657,941	8.92	$5.93	450,915	8.64	$6.55

A summary of the status of the Plan Options at March 31, 2020 and changes since July 1, 2019 are presented below:

		Weighted Average	Average	Weighted Average
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at beginning of period	1,001,761	4.30	4.96	$1,252,785
Granted	179,295	4.02	10.0	-
Exercised	(500,000)	-	-	-
Forfeited	-	2.00	-	-
Expired	(23,115)	4.63	-	-
Outstanding at end of period	657,941	5.93	8.92	$17,286
Vested and expected to vest	450,915	6.55	8.64	-
Exercisable end of period	450,915	6.55	8.64	$-

At March 31, 2020, the Company has 450,915 exercisable Plan Options. The total intrinsic value of options at March 31, 2020 was $17,286.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) at March 31, 2020 (for outstanding options), less the applicable exercise price.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Common Stock Purchase Warrants

A summary of the shares of Common Stock, which can be purchased related to the underlying the warrants outstanding for the nine- month period at March 31, 2020, is presented below:

		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life

Outstanding at beginning of period	1,438,122	$1.42	-
Granted	-	-	-
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at end of period	1,438,122	$1.42	2.24
Exercisable end of period	1,438,122	$1.42	2.24

	Equivalent Shares	Underlying Warrants	Outstanding	Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weight Average Remaining Contractual Life (years)	Weight Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	1,413,122	2.27	$1.30	1,413,122	$1.30
$8.00	25,000	0.87	$8.00	25,000	$8.00

Total	1,438,122	2.24	$1.42	1,438,122	$1.42

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

On January 9, 2020, the Company issued 5,000 shares of Common Stock related to restricted share units that vested on January 7, 2020. The RSUs were fully expensed at date of issuance.

A summary of the status of Restricted Stock Units outstanding at March 31, 2020 is presented below:

		Weighted Average	Weighted Average	Weighted Average
	Shares	Issuance Price	Remaining Life	Intrinsic Value

Outstanding at beginning of period	15,000	$6.15	1.27	$—
Granted	30,000	$4.80	—	$—
Exercised	(35,000)	$4.99	—	$
Cancelled/Expired	—	$—	—	$—
Outstanding at end of period	10,000	$6.15	1.27	$—
Exercisable end of period	—	$—	—	$—

	Restricted Stock Units Outstanding
Grant Price	Stock Units	Weight Average Remaining Contractual Life (years)	Weight Average Issuance Price
6.15	10,000	1.27	$6.15
Total	10,000	1.27	$6.15

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Consulting Agreements –

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments, and will continue until the services are no longer rendered or the agreement is terminated. G-Tech is controlled by certain members of Weird Science. For the three and nine months ended March 31, 2020, $300,000 and $1,050,000, respectively, was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement.

On January 31, 2020, the Company entered into a Statement of Work & License Agreement (the “HBV License Agreement”) by and among the Company, G Tech, and G Health Research Foundation, a not for profit entity organized under the laws of California doing business as Seraph Research Institute (“SRI”), whereby the Company acquired a perpetual, sublicensable, exclusive license (the “HBV License”) for a treatment under development (the “Treatment”) aimed to treat Hepatitis B Virus (HBV) infections in accordance with its agreement in principle with G-Tech and SRI announced by the Company on November 25, 2019.

The HBV License Agreement states that in consideration for the HBV License, the Company shall provide cash funding for research costs and equipment and certain other in-kind funding related to the Treatment over a 24 month period, and provides for an up-front payment of $1.2 million within 7 days of January 31, 2020, along with additional payments upon the occurrence of certain benchmarks in the development of the technology set forth in the HBV License Agreement, in each case subject to the terms of the HBV License Agreement. Additionally, the HBV License Agreement provides for cooperation related to the development of intellectual property related to the Treatment and for a 2% royalty to G Tech on any net sales that may occur under the HBV License. On February 6, 2020, the Company paid the $1.2 million aforementioned.

The cash funding for research costs and equipment pursuant to the HBV License Agreement consist of monthly payments amounting to $144,500 that cover scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. During the three and nine months ended March 31, 2020, the Company paid $289,000 for scientific staffing resources and $300,000 for materials.

The HBV License Agreement contains customary representations, warranties and covenants of the parties with respect to the development of the Treatment and the HBV License. G Tech and SRI are each controlled by certain members of Weird Science, LLC, a shareholder of the Company.

Shares held for non-consenting shareholders – The 82,237 remaining shares have been reflected as issued and outstanding in the accompanying financial statements. There were 10,000 shares of Common Stock issued to such non-consent shareholders during the three and nine months ended March 31, 2020. (See Note 7)

Employment and Service Agreements - The Company has an agreement with the Executive Vice-Chair, where he fulfills the duties as prescribed by the Company’s bylaws and receives annual compensation in the amount of $430,000, plus 300,000 options that vested immediately. The Company has an employment agreement with the Chief Financial Officer with a base annual compensation of $200,000 plus 60,000 options and 15,000 shares of restricted stock. The Company executed a consulting agreement for services for a Senior Medical Advisor, in the amount of $175,000 on a part-time basis. The Company maintains employment agreements with other staff in the ordinary course of business.

Contingencies – From time to time, the Company is involved in routine legal and administrative proceedings and claims of various types. While any proceedings or claim contains an element of uncertainty, management does not expect a material impact on our results of operations or financial position.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS

Consulting Agreements –

On July 9, 2018, the Company entered into the G-Tech Agreement. G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific and consulting and knowledge transfer on existing HIV experiments, and will continue until the services are no longer rendered or the agreement is terminated. Certain members of Weird Science control G-Tech. For the three and nine months ended March 31, 2020, $300,000 and $1,050,000, respectively, was charged to research and development expenses in our Condensed Consolidated Statements of Operations.

On January 31, 2020, the Company entered into the HBV License Agreement by and among the Company, G Tech and SRI, whereby the Company acquired the HBV License for the Treatment.

The HBV License Agreement states that in consideration for the HBV License, the Company shall provide cash funding for research costs and equipment and certain other in-kind funding related to the Treatment over a 24 month period, and provides for an up-front payment of $1.2 million within 7 days of January 31, 2020, along with additional payments upon the occurrence of certain benchmarks in the development of the technology set forth in the HBV License Agreement, in each case subject to the terms of the HBV License Agreement. Additionally, the HBV License Agreement provides for cooperation related to the development of intellectual property related to the Treatment and for a 2% royalty to G Tech on any net sales that may occur under the HBV License. On February 6, 2020, the Company paid the $1.2 million aforementioned.

The cash funding for research costs and equipment pursuant to the HBV License Agreement consist of monthly payments amounting to $144,500 that cover scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. During the three and nine months ended March 31, 2020, the Company paid $289,000 for scientific staffing resources and $300,000 for materials.

The HBV License Agreement contains customary representations, warranties and covenants of the parties with respect to the development of the Treatment and the HBV License. G Tech and SRI are each controlled by certain members of Weird Science, LLC, a shareholder of the Company.

NOTE 10 — SUBSEQUENT EVENTS

COVID-19

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly affected the economic conditions in the U.S., accelerating during the first half of March. A number of states, counties and municipalities issued orders requiring persons who were not engaged in essential activities and businesses to remain at home. On March 27, 2020, the US enacted the Coronavirus Aid, Relief and Economic Security Aid (“CARES Act”) to help stimulate an economic recovery; however, there are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. No one knows what over-all effects the COVID-19 pandemic will have on economic conditions during the remainder of 2020.

Our senior management team is monitoring COVID-19’s impact on a daily basis and will continue to adjust our operations as necessary. However, the impact of this event on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

Paycheck Protection Program Promissory Note

On April 16, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) in the principal amount of $272,700 (the “PPP Loan”) from City National Bank (the “PPP Loan Lender”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan was disbursed by the PPP Loan Lender to the Company on April 20, 2020 (the “Disbursement Date”), and will mature two years from the Disbursement Date. The PPP Loan bears an interest at 1.00% per annum and is payable monthly commencing seven months from the Disbursement Date. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used by the Company for payroll costs, costs for continuing group healthcare benefits, mortgage interest payments, rent, utility and interest on any other debt obligations that were incurred before February 15, 2020.

Because the U.S. government subsequently changed its position and guidelines related to the PPP Loans, the Company repaid the loan before May 7, 2020.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Enochian Biosciences, Inc. formerly DanDrit Biotech USA, Inc. (“Enochian”, and together with its subsidiaries, the “Company”, “we” or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of the business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Our Business

We are a preclinical stage biotechnology company committed to using our genetically modified cellular and immune-therapy technologies to prevent or potentially cure HIV and to provide potentially life-long cancer remission of some of the deadliest cancers. We do this by genetically modifying, or re-engineering, different types of cells, depending on the therapeutic area and then injecting or reinfusing the re-engineered cells back into the patient to provide treatment. In some of our interventions, immunotherapy is used.

Human Immunodeficiency Virus, or HIV, and Acquired Immunodeficiency Syndrome, or AIDS

HIV attacks the body’s own immune system, specifically killing off CD4+ cells or T-cells. Left untreated, HIV reduces the number of T-cells in the body, leading to AIDs, a condition where the body cannot fight off common infections and disease.

Currently, there are over 30 antiretroviral drugs, or ART, approved by the FDA to treat HIV patients, but these drugs are expensive, require daily adherence, and can have significant side effects over time. In addition, approximately 1 million people, including in high-income countries, continue to die from HIV/AIDS due to resistance to ART or lack of access. Today there are no treatments, which can eliminate the reservoir of cells that contain HIV from the body. In other words, treatment is life-long.

There have been several efforts to cure HIV by re-engineering a person’s own T-cells so that such cells no longer express C-C chemokine receptor type 5, also known as CCR5, which is an essential co-receptor for HIV to enter T-cells. A mutation that blocks expression of CCR5 on T-cells occurs in a small percentage of people with no known adverse effects. The “Berlin patient” is an HIV-positive person who developed cancer and was treated with a bone marrow transplant with cells derived from a person with a naturally occurring deletion of CCR5. The Berlin patient seems to be effectively cured from HIV. Therefore, several researchers and companies have attempted to replicate the experience of the Berlin patient by genetically modifying the T-cells of HIV-positive patients and reinfusing them with T-cells that do not express CCR5. However, the uptake, or engraftment of the modified, reinfused cells has not been optimal, leading to a failure to achieve a cure. In addition, the transplant conditioning that has been used is myeloablative chemotherapy, wiping out the patient’s immune system, which has inherent risks and can have long-term side effects, including the risk of developing cancer.

ENOB-HV-01 is a novel, proprietary approach with the potential to overcome the failures of recent efforts. The intervention: 1) provides gene-modified, reinfused cells with a competitive advantage over non-modified cells in the HIV-positive person, with the potential to significantly increase engraftment; and 2) avoids the need for myeloablative chemotherapy and, in fact, could potentially be given on an outpatient basis. The FDA scheduled an INTERACT meeting for June 2, 2020. Initial scientific findings will be presented at the annual conference of the American Society of Cell and Gene Therapy in May 2020.

We are developing ENOB-HV-11 and ENOB-HV-12 that will utilize a novel cellular- and immunotherapy approach to potentially provide for a preventative vaccine and a therapeutic vaccine, respectively. A non-human primate study is in process.

Hepatitis B (HBV)

Despite the availability of an effective vaccine, Hepatitis B Virus (HBV) is the world’s most common serious liver infection. It is the leading cause of liver cancer and the second leading cause of cancer deaths in the world. Two billion people have been infected with HBV, and 257 million have chronic infection, and nearly 1 million people die every year.

Current efforts to develop novel treatment or cure largely focus on approaches to deplete the pool of a certain type of HBV DNA. Enochian has partnered with Seraph Research Institute to develop an innovative approach to co-opt HBV polymerase to induce the death of liver cells infected with the virus.

The initial in vitro and in vivo work was presented at the biannual HEP DART meeting in December of 2019, where it was selected as one of the best new therapies/novel strategies. Additional data will be presented at the annual conference of the American Society of Cell and Gene Therapy in May 2020.

Cancer

Based on learning from peer-reviewed publications of Phase I/IIa trials, we have designed an innovative therapeutic vaccination platform that could potentially be used to induce life-long remissions from some of the deadliest solid tumors. Initial preclinical in vitro studies have been encouraging. We plan to initially target pancreatic cancer, triple-negative breast cancer, glioblastoma, and renal cell carcinoma. The platform might also allow for non-specific immune enhancement that could have impact against a broad array of solid tumors. As with HIV, our approach would potentially allow for outpatient therapy without ablating or significantly impairing the patient’s immune system, as many current approaches require.

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

Recent Developments

On January 31, 2020, the Company entered into the HBV License Agreement by and among the Company, G Tech and SRI, whereby the Company acquired the HBV License for the HBV Treatment under development aimed to treat Hepatitis B Virus (HBV) infections in accordance with its agreement in principle with G Tech and SRI announced by the Company on November 25, 2019 (See Note 8).

On February 6, 2020, the Company issued two Convertible Notes (the “Convertible Notes”) to an existing stockholder of the Company each with a face value amount of $600,000, convertible into shares of the Common Stock. The outstanding principal amount of the Convertible Notes is due and payable on February 6, 2023 (See Note 6).

On March 27, 2020, the Company entered into an agreement with Paseco ApS, a Danish limited company and an existing stockholder of the Company, for $5,000,000 in unsecured, non-convertible debt pursuant to a Note Purchase Agreement, with 6% interest per annum which was prepaid in kind with 188,485 shares of the Company’s common stock of $501,370, which is based on the closing market price on that date (See Note 6)

Corporate History

Enochian was originally incorporated in Delaware on January 18, 2011, under the name “Putnam Hills Corp.” We filed a Registration Statement on Form 10 with the U.S. Securities and Exchange Commission, or the SEC, on August 12, 2011.

On February 12, 2014, pursuant to the Share Exchange Agreement, the Company acquired 100% (including the Escrow Shares) of the issued and outstanding capital stock of DanDrit Denmark and as a result became DanDrit Denmark’s parent company. Prior to the Share Exchange, the Company and an existing shareholder agreed to cancel 4,400,000 out of 5,000,000 common shares of DanDrit Denmark outstanding, and the Company issued 1,440,000 shares of Common Stock for legal and consulting services related to the Share Exchange and a future public offering. At the time of the Share Exchange each outstanding share of common stock of DanDrit Denmark was exchanged for 1.498842 shares of Common Stock, for a total of 6,000,000 shares of Common Stock, resulting in 8,040,000 shares of Common Stock outstanding immediately following the Share Exchange, including the Escrow Shares, which are deemed issued and outstanding for accounting purposes.

On January 12, 2018, Enochian, Acquisition Sub, Enochian Biopharma and Weird Science entered into the Acquisition Agreement. On February 16, 2018, the Acquisition was completed when the Acquisition Sub merged with and into Enochian Biopharma, with Enochian Biopharma as the surviving corporation. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 50% of the number of shares of the Common Stock issued and outstanding as of the effective time of the Acquisition, in the aggregate, after giving effect to the Acquisition, and (ii) the right to receive earn-out shares of Common Stock pro rata upon the exercise or conversion of any of the Company’s stock options and warrants which were outstanding at closing.

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

Results of Operations for the three months and nine months ended March 31, 2020 compared to the three months and nine months ended March 31, 2019

The following table sets forth our revenues, expenses and net loss for the three and nine months ended March 31, 2020 and March 31, 2019. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months		For the Nine Months
	Ended		Ended
	March 31,		March 31,
	2020	2019	2020	2019
		(As Revised)		(As Revised)
Revenues	$—	$—	$—	$—

Cost of Goods Sold	$—	$—	$—	$—

Gross profit (Loss)	$—	$—	$—	$—

Operating Expenses
General and administrative	1,486,561	1,951,685	5,622,721	6,845,699
Research and development	2,307,336	730,255	3,388,996	2,012,778
Depreciation and amortization	35,764	3,939	78,912	21,415
Total Operating Expense	$3,829,661	$2,685,879	$9,090,629	$8,879,892

LOSS FROM OPERATIONS	$(3,829,661)	$(2,685,879)	$(9,090,629)	$(8,879,892)

Other Income (Expense)
Change in fair value of contingent consideration	2,310,202	(217,000)	1,450,202	(10,342,390)
Interest expense	(12,030)	(43)	(12,030)	(130)
(Loss) gain on currency transactions	(371)	164,114	148,936	(37,347)
Gain on settlement	5,000	—	140,000	—
Interest and Other Income	12,371	8,724	45,324	72,531
Total Other Income (Expense)	2,315,172	(44,205)	1,772,432	(10,307,336)

Loss Before Income Taxes	(1,514,489)	(2,730,084)	(7,318,197)	(19,187,228)

Income Tax Benefit	$—	$—	$—	$—

NET LOSS	$(1,514,489)	$(2,730,084)	$(7,318,197)	$(19,187,228)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.07)	$(0.16)	$(0.52)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	46,275,591	37,070,152	46,280,139	37,070,152

Revenues

Revenues from operations for the three and nine months ended March 31, 2020, and March 31, 2019 were $0 and $0, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the three and nine months ended March 31, 2020, and March 31, 2019, respectively.

Gross profit (Loss)

Gross profit for the three and nine months ended March 31, 2020, and March 31, 2019 was $0 and $0, respectively.

Expenses

Our operating expenses for the three months ended March 31, 2020, and March 31, 2019 were $3,829,661 and $2,685,879, respectively, representing an increase of $1,143,782, or approximately 43%. The increase in operating expenses primarily relate to additional staffing in the current year, and the payments of $1,800,000 related to the HBV License Agreement entered into during the period.

Our operating expenses for the nine months ended March 31, 2020, and March 31, 2019 were $9,090,629 and $8,879,892, respectively, representing an increase of $210,737, or approximately 2%. The primary contributors for the increase in operating expenses primarily relate to a decrease in non-compensation expense of approximately $1,067,000 and the increase in R&D expenditures related to the HBV License Agreement of $1,800,000.

General and administrative expenses for the three months ended March 31, 2020, and March 31, 2019 were $1,486,561 and $1,951,685, respectively, representing a decrease of $465,124, or approximately 24%. The decrease in general and administrative expenses was an aggregate of individual immaterial variances with two largest variance due to a decrease in corporate and franchise fees of $160,000, and a decrease in non-compensation expense of $124,000 offset by greater payroll costs because of an increase from five to ten full-time employees.

General and administrative expenses for the nine months ended March 31, 2020, and March 31, 2019 were $5,622,721 and $6,845,699, respectively, representing a decrease of $1,222,978, or approximately 18%. The decrease in general and administrative expenses is primarily due to the decrease in non-compensation expense of approximately $1,067,000.

Research and development expenses for the three months ended March 31, 2020 and March 31, 2019 were $2,307,336 and $730,255, respectively, representing an increase of $1,577,081 or approximately 216%. The increases in research and development expenses are primarily due to the HBV License Agreement related payments of $1,800,000. All other R&D costs have remained relatively stable during this period.

Research and development expenses for the nine months March 31, 2020, and March 31, 2019 were $3,388,996 and $2,012,778, respectively, representing an increase of $1,376,218 or approximately 68%. The increases in research and development expenses are primarily due to the HBV License Agreement related payments of $1,800,000. All other R&D costs have remained relatively stable during this period.

The Company recorded other income of $2,315,172 for the three months ended March 31, 2020, compared to other (expense) of ($44,205) for the three months ended March 31, 2019, representing an increase of $2,359,377. The increase in other income (expense) is primarily attributable to the change in fair value of the contingent consideration liability of $2,527,202. This contingent consideration is related to the Contingent Shares in connection with the Acquisition of Enochian Biopharma.

Other income (expense) for the nine months ended March 31, 2020, and March 31, 2019, was and $1,772,432 and ($10,307,336), respectively representing an increase of $12,079,768. The increase in other income (expense) is primarily attributable to the change in fair value of the contingent consideration of $11,792,592 related to the Contingent Shares in connection with the Acquisition of Enochian Biopharma.

Net Loss

Net loss for the three months ended March 31, 2020, and March 31, 2019, was ($1,514,489) or ($0.03) per share and ($2,730,084) or ($0.07) per share, respectively, representing a decrease in loss of $1,215,595, or approximately 45%. The decrease in loss was primarily due to the change in fair value of the contingent consideration of $2,310,202, offset by increases in research and development of $1,800,000 related to the HBV License Agreement.

Net loss for the nine months March 31, 2020, and March 31, 2019, was ($7,318,197) or ($0.16) per share and ($19,187,228) or ($0.52) per share, respectively, representing a decrease in loss of $11,869,031, or approximately 62%. The decrease in loss was primarily due to the change in fair value of the contingent consideration of $11,792,592, the gain on currency transactions of approximately $186,000 offset by the $1,800,000 payments related to the HBV License Agreement.

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

We may however need additional funds for (a) purchase of equipment and, (b) research and development, specifically to open an Investigational New Drug Application (IND) (The first step in the drug review process by the FDA) for ENOB-HV01, to continue our research and development of ENOB-HV11/12, to fund the HBV License Agreement in the furtherment of the Treatment for Hepatitis B, and possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of March 31, 2020, the Company had $10,939,166 in cash and working capital of $10,294,273 as compared to $12,282,224 in cash and working capital of $11,384,571 as of June 30, 2019, a decrease of 10 % and 11%, respectively.

 Assets

Total assets at March 31, 2020, were $180,509,378 compared to $179,877,353 as of June 30, 2019. The increase in total assets were primarily due to the right of use assets that were recorded as of July 1, 2020 in accordance with ASC 842-Leases, offset by normal course of business expenditures and the $1,200,000 upfront payment related to the Hepatitis B License Agreement.

Liabilities

Total Liabilities at March 31, 2020, were $10,286,032 compared to $6,777,416 as of June 30, 2019. The increase in total liabilities were primarily related to new note payable agreements entered into during the period that totaled approximately $6,200,000, and the lease liabilities related to the return on use assets recorded in accordance with ASC 842-Leases of approximately $1,867,000, offset by the decrease of approximately $3,660,000 in the contingent consideration liability.

Following is a summary of the Company’s cash flows (used by) provided by operating, investing, and financing activities:

	Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2019
Net Cash (Used by) Operating Activities	$(8,214,325)	$(6,288,765)
Net Cash (Used by) Investing Activities	(174,015)	(733,176)
Net Cash Provided by Financing Activities	7,200,000	1,700,000
(Loss) Gain on Currency Translation	(154,718)	(6,726)
(Decrease) in Cash and Cash Equivalents	$(1,343,058)	$(5,328,667)

Cash Flows

Cash used in operating activities for the nine months ended March 31, 2020, and March 31, 2019 was ($8,214,325) and ($6,288,765), respectively. Cash used in operating activities during the current period included several significant non-cash items that are added back to the net loss. These consisted of a decrease in the fair value of the contingent consideration liability of $1,450,202, the increase of prepaid insurance of $130,507, non-cash stock based compensation of $895,976.

Cash used in investing activities for the nine months ended March 31, 2020, and March 31, 2019 was ($174,015) and ($733,176), respectively. The cash used in investing activities during the current period was to purchase more laboratory equipment.

Cash provided by financing activities for the nine months ended March 31, 2020 and March 31, 2019, was $7,200,000 and $1,700,000, respectively. Cash provided by financing activities during the current period came from $1,000,000 of proceeds from the exercise of warrants, $1,200,000 Convertible Notes, and a $5,000,000 unsecured Notes.

The decrease in cash of $1,343,058 is primarily due to the approximate following expenditures, $3,327,000 in research and development costs, purchasing of furniture and lab equipment of $174,000, and compensation and benefit expenses of $1,216,000, offset by the proceeds from the exercised grant warrants of $1,000,000, the Convertible Notes of $1,200,000 and the unsecured Note of $5,000,000.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Emerging Growth Company

As an “emerging growth company” under the JOBS Act, the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. This election expires June 30, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this Report was prepared.

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three and nine months ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Business interruptions resulting from the coronavirus disease 2019 (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a new strain of coronavirus surfaced in Wuhan, China and has reached multiple other regions and countries, including Los Angeles where our primary office and laboratory facilities are located. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various mitigation responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as leading to reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. COVID-19 is expected to cause delays in our research activities, and the extent to which COVID-19 impacts our operations or those of our third-party partners, including research organizations and suppliers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.

Additionally, timely initiation and completion of planned preclinical studies is dependent upon the availability of, for example, preclinical study sites, researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical studies in geographies that are currently being affected by COVID-19.

Further, in the event that governmental authorities were to further modify current restrictions, our employees conducting research and development activities may not be able to access our laboratory offices, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

Some factors from the COVID-19 pandemic that could delay or otherwise adversely affect the completion of our preclinical activities, as well as our business operations generally, include:

●	the potential diversion of healthcare resources away from the conduct of preclinical activities to focus on pandemic concerns, including the availability of necessary materials and the attention of scientists and physicians serving as our investigators, universities and research institutes serving as our development partners and their staff;
●	limitations on travel that could interrupt key pre-clinical activities, such as domestic and international travel by employees, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of employees or contractors to travel to our research and preclinical study sites, any of which could delay or adversely impact the conduct or progress of our prospective clinical trials;
●	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact our ability to conduct preclinical activities as well as product approval timelines;
●	limitations on our business operations by local, state, or the federal government that could impact our ability to conduct our preclinical activities, including completing our IND-enabling studies or our ability to select future development candidates; and interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product candidates and conditioning drugs and other supplies used in our prospective clinical trials;
●	interruption of, or delays in receiving, key materials from our suppliers and vendors due to staffing shortages, travel limitations, production slowdowns or stoppages and disruptions in delivery systems; and
●	business disruptions caused by potential office, manufacturing and laboratory closures and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations, cyber security and data accessibility, or communication or mass transit disruptions, any of which could adversely impact our business operations or delay necessary interactions with local regulators, ethics committees, manufacturing sites, research sites and other important agencies and contractors.

In addition, the trading prices for our common stock and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we could potentially face difficulties raising capital or such sales may be on unfavorable terms.

Further, conditions in the financial markets may continue to deteriorate as a result of the pandemic such that our access to capital and other sources of funding may be constrained.

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, preclinical studies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and other actions to contain the outbreak or address its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and address the disease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2020, the Company issued 193,485 of unregistered shares (see Note 7).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

10.1*	Note Purchase Agreement

10.2*	Promissory Note

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed as an exhibit to our Current Report on Form 8-K on March 31, 2020
** ***	Filed herewith. Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2020	ENOCHIAN BIOSCIENCES, INC.

	By:	/s/ Mark Dybul
Mark Dybul
Executive Vice Chair
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)