Form 10-K
period 2020-06-30
Enochian Biosciences Inc
filed 2020-09-23
CIK 1527728

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL report under section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended June 30, 2020

☐ TRANSITION report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from

Commission file number 000-54478

ENOCHIAN BIOSCIENCES INC.
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes      ☒ No

On December 31, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $68,937,537.

As of September 23, 2020, the number of shares outstanding of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”) was 46,636,976.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K or will be filed by amendment.

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

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under "Risk Factors". Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ii

PART I

Unless otherwise indicated or the context otherwise requires, all references in this prospectus to “we,” “us,” “our” or the “Company” are to Enochian BioSciences Inc., a Delaware corporation (“Registrant”), together with its wholly owned subsidiaries, Enochian Biopharma, Inc., a Delaware corporation (“Enochian Biopharma”) and Enochian Biosciences Denmark ApS, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark (“DanDrit Denmark”).

Item 1. Business

Overview

We are a pre-clinical stage biotechnology company committed to using our genetically modified cellular and immune-therapy technologies to prevent or potentially cure HIV, Hepatitis B (HBV), and to provide potentially life-long cancer remission of some of the deadliest cancers. In the event our technologies are approved for use, we plan to do this by genetically modifying, or re-engineering, different types of cells, depending on the therapeutic area, and then injecting or reinfusing the re-engineered cells back into the patient to provide treatment. In some of our planned interventions, immunotherapy could be used.

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

There have been several efforts to cure HIV by re-engineering a person’s own T-cells so that such cells no longer express C-C chemokine receptor type 5, also known as CCR5, which is an essential co-receptor for HIV to enter T-cells. A mutation that blocks expression of CCR5 on T-cells occurs in a small percentage of people with no known adverse effects. The “Berlin patient”, and more recently the “London patient” are HIV- positive persons who developed cancer and were treated with a bone marrow transplant with cells derived from persons with a naturally occurring deletion of CCR5. The Berlin and London patients seem to be effectively cured from HIV providing a proof of concept that HIV can be cured. However, because the transplanted cells come from another person, such transplants are highly toxic and can result in death in a significant proportion of patients. Given the success with these two patients, several researchers and companies have attempted to replicate the experience of such patients by genetically modifying the T-cells of the HIV-positive patients themselves and reinfusing them with T-cells that do not express CCR5. Because the transplanted cells are from the same person, the risks to the patient are much lower. The uptake, or engraftment of the modified, reinfused cells, however, has not been optimal, leading to a failure to achieve a cure. In addition, the transplant conditioning that has been used is myeloablative chemotherapy, wiping out the patient’s immune system, which has inherent risks and can have long-term side effects including the risk of developing cancer.

ENOB-HV-01 is a novel, proprietary approach with the potential to overcome the failures of recent efforts. The intervention: 1) provides gene-modified, reinfused cells with a competitive advantage over non-modified cells in the HIV-positive person, with the potential to significantly increase engraftment; and 2) avoids the need for myeloablative chemotherapy and, in fact, could potentially be given on an outpatient basis. The Company met with the FDA’s INTERACT team on June 2, 2020. INTERACT is the first available FDA interaction and is a key step in the process towards a potential Investigational New Drug (IND) to study First-in-Human products potentially leading to marketing authorization via Biologics License Application (BLA). The FDA’s Center for Biologics Evaluation and Research (CBER) has numerous INTERACT requests and only grants meetings that are deemed appropriate for this early FDA engagement. The Enochian management team considered the meeting to have been successful with strong alignment between Enochian’s approach to developing ENOB-HV-01 and the comments of the FDA reviewers.

Initial scientific findings from a mouse study on the ENOB-HV-01 approach were presented at the annual conference of the American Society of Cell and Gene Therapy (ASCGT) in May 2020.

We are also developing ENOB-HV-11 and ENOB-HV-12 that will utilize a novel cellular- and immunotherapy approach that could potentially provide for a preventative vaccine and a therapeutic vaccine, respectively. A non-human primate study is in process.

We are in the early discovery phase of two additional product candidates related to our HIV pipeline. ENOB-HV-31, which is an in vivo gene therapy, and ENOB-HV-32, which is a peptide drug for packaging and distribution.

Hepatitis B (HBV)

Despite the availability of an effective vaccine, Hepatitis B Virus (HBV) is the world’s most common serious liver infection. It is the leading cause of liver cancer and the second leading cause of cancer deaths in the world. Two billion people have been infected with HBV, approximately 250 million have chronic HBV infection, and nearly one million people die every year.

Current efforts to develop novel treatment or cure largely focus on approaches to deplete the pool of a certain type of HBV DNA. Enochian has partnered with Seraph Research Institute to develop an innovative approach to co-opt HBV polymerase to induce the death of liver cells infected with the virus.

The initial in vitro and in vivo work was presented at the biannual HEP DART meeting in December of 2019, where it was selected as one of the best new therapies/novel strategies. Additional data was presented at the annual conference of the ASCGT in May 2020.

On July 27, 2020, Enochian announced the creation of an HBV Scientific Advisory Board comprised of distinguished leaders in HBV disease, treatment and cure.

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

Our Product Candidates

We are focused on the development of human therapeutics for infectious diseases and cancers. We are advancing a focused pipeline of innovative gene therapies that have been developed internally. We have proprietary preclinical and discovery stage programs in HIV/AIDS, HBV and cancer immunotherapy.

A summary table of our key development programs as of September 2020 is provided below:

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

In May 2020, the Company presented at the ASCGT annual conference that provided the first description of a novel approach to potentially cure HIV. Genetic modification of cells to overexpress an important enzyme (ALDH1) protected them from dying when they were treated with low doses of a chemotherapeutic drug, cyclophosphamide. This innovative strategy resulted in a one hundred and sixty-four percent (164%) increase in engraftment of transplanted cells in a mouse model. Currently, we are conducting in vitro and in vivo studies of ENOB-HV-01 through partnerships with The Scripps Institute, and other leading scientists and academic centers that we expect to lead to completion of the Chemistry, Manufacturing, and Control (“CMC”) requirements for an Investigational New Drug (“IND”) filing.

ENOB- HV-11 (preventive) and ENOB-HV-12 (therapeutic) Vaccine

ENOB-HV-11 and ENOB-HV-12 are being developed as a preventative vaccine and therapeutic vaccine, respectively. We are advancing the preventative vaccine and a therapeutic vaccine program through partnerships with The Fred Hutchinson Cancer Center and other leading scientists and academic centers that we expect to lead to completion of the Chemistry, Manufacturing, and Control (“CMC”) requirements for an Investigational New Drug (“IND”) filing.

ENOB-HB-01 Coopting HBV Polymerase

ENOB-HB-01 as it is being developed seeks to trick or “hijack” a key HBV protein to induce the death of cells infected with HBV, but not uninfected cells. At the HEP DART meeting in December 2019, we showed that a novel approach killed up to 97 percent of cells infected with HBVin vitro. In May 2020, the Company presented at the ASCGT annual conference data from several in vivo studies demonstrate that HBV Hijack RNA induces cell death of HBV-infected hepatocytes resulting in inflammation and increased liver enzymes.

ENOB-DB-01 MCV Vaccine Technology and ENOB-DC-01 Off-the-shelf DC Vaccine pulsed with MCV

ENOB-DB-01 was developed as a therapeutic cancer vaccine for long-term maintenance and prevention of relapse for stage III and IV colon cancer patients. ENOB-DC-01 is being developed as an improvement on ENOB-DB-01 (formerly “MCV”), as a dendritic cell cancer vaccine designed to prevent relapse in colon cancer patients with no evidence of disease after resection and chemotherapy. We are currently in the discovery/research stage, and we believe a succession of strong clinical success in the field of checkpoint inhibitors has spawned a renewed interest in the development of cancer vaccines. We plan to use new clinical data to and existing data on ENOB-DB-01 to develop ENOB-DC-01.

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

Collaborations

We have established strategic partnerships with leading scientists and centers, such as The Scripps Institute, Fred Hutchinson Cancer Center, and The Hepatitis B Foundation and Baruch S. Blumberg Institute, for several of our programs. We will continue to pursue partnerships when appropriate with selected philanthropic, pharmaceutical and biotechnology companies to fund internal research and development activities, and to assist in product development and commercialization. We are applying our technology platform to several commercial applications in which our products provide us and our strategic partners and collaborators with potential technical, competitive and economic advantages.

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

Pharmaceutical composition for inducing an immune response in a human or animal (2001 Denmark (DK), 2002 PCT)

This patent family, owned by the Company, is directed to certain melanoma cell lines and the use of an allogenic melanoma cell lysate (MCL)-pulsed autologous dendritic cell vaccine expressing at least one of six MAGE-A antigens to induce an immune response. This patent has been granted in: Europe, USA, China, Australia, Singapore, Russia, and Hong Kong and is pending in Japan. The issued patents relating to ENOB-DB-01 (previously known as “MCV”) begin to expire in November 2022, subject to any applicable patent term extension, patent term adjustment, or supplementary protection certificates that may be available in a country or jurisdiction.

Protocol for generating dendritic cells (2005 DK, 2008 PCT)

This patent family is directed to the generation of dendritic cells based on a blood sample by culturing monocytes at reduced temperatures. Dendritic cells exposed to tumor antigens followed by treatment with T(h) 1-polarizing differentiation signals have paved the way for the development of dendritic cell-based cancer vaccines. Issued claims are directed to a method of generating immature dendritic cells under certain temperature settings, which by further activation has been shown to give a high yield of homogeneous and fully matured dendritic cells. The patent expiry date is December 2026 subject to any applicable patent term extension, patent term adjustment, or supplementary protection certificates that may be available in a country or jurisdiction. This patent has been issued in the USA, Canada, China, Eurasia, Russia, Europe, Israel, Mexico, Malaysia, and New Zealand. This patent is owned by the Company and was not licensed from third parties.

 Trade Secrets and Proprietary Know-How

In addition to intellectual property protected by patents and copyrights, we have trade secrets and proprietary know-how relating to our products, production processes, and future strategies.

In-Licensed Technology

On February 16, 2018, Enochian Biopharma, the Registrant’s wholly owned subsidiary, entered into a License Agreement (the “HIV License Agreement”) with Weird Science, LLC (“Weird Science”). The License Agreement contains, among other things, the following terms: (a) a perpetual, fully paid-up, royalty-free, sublicensable, and exclusive (including to the exclusion of Weird Science) worldwide license from Weird Science to Enochian Biopharma to use Weird Science’s intellectual property and technology for the prevention, treatment, and/or amelioration of and/or therapy for HIV in humans, and research and development exclusively relating to HIV in humans (the “Field”) worldwide; (b) a nonexclusive, royalty-free, sublicensable license from Enochian Biopharma to Weird Science to use the Enochian Technology to commercialize products outside of the Field worldwide; (c) a nonexclusive, royalty-free license from Enochian Biopharma to Weird Science to use the results of a study with syngeneic and humanized mice models outside the Field and, at Weird Science’s own expense, to prosecute patents relating to the results of the study, which Weird Science will own, and (d) a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive (including to the exclusion of Weird Science) worldwide license from Weird Science to Enochian Biopharma (which will be part of the license described in (a) above) to use patent applications and patents related to the study results disclosed in (d) above solely in the Field, and to make, have made, use, sell, offer to sell and import inventions claimed in such patent applications and patents solely in the Field.

On January 31, 2020, the Company entered into a Statement of Work & License Agreement (the “HBV License Agreement”) by and among the Company, G Tech, and G Health Research Foundation, a not for profit entity organized under the laws of California doing business as Seraph Research Institute (“SRI”), whereby the Company acquired a perpetual, sublicensable, exclusive license (the “HBV License”) for a treatment under development (aimed to treat Hepatitis B Virus (HBV) infections in accordance with its agreement in principle with G-Tech and SRI announced by the Company on November 25, 2019. The HBV License Agreement states that in consideration for the HBV License, the Company shall provide cash funding for research costs and equipment and certain other in-kind funding related to the Treatment over a 24 month period. The Company paid an upfront payment of $1.2 million on February 6, 2020. (See Note 9 in the Financial Statements)

Competition

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

CAR-T in solid tumors

In addition to hematological malignancies, there are a growing number of pharmaceutical, biotechnology, and academic institutions researching and developing autologous and allogeneic chimeric antigen receptor T cell (“CAR-T”) therapies in the solid tumor setting. These CAR-T cell therapies are at a variety of stages of preclinical and clinical development, as well as directed towards a broad target spectrum. Two Car-T therapies have been approved for treatment of leukemia.

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

Government Regulation

FDA Review and Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. Any products we develop will require regulatory review and allowance to proceed prior to conducting clinical trials and additional regulatory approvals prior to commercialization. In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (FDCA) and the Public Health Service Act (PHSA) and their implementing regulations govern, among other things, biopharmaceutical testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and other promotional practices.

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

A company must submit an IND for each investigational medical product and specific indication(s), and must conduct clinical studies to demonstrate the safety and efficacy of the product necessary to obtain FDA approval. The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients.

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

Clinical trials for therapeutic products are normally conducted in three phases. Phase 1 clinical trials are typically conducted with a small number of patients to evaluate safety, determine a safe dosage range, identify side effects, and, if possible, gain early evidence of effectiveness. Phase 2 clinical trials are conducted with a larger group of patients to evaluate effectiveness of an investigational product for a defined patient population, and to determine common short-term side effects and risks associated with the drug. Phase 3 clinical trials involve large scale, multi-center, comparative trials that are conducted to evaluate the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product labeling. In some special cases where the efficacy testing of a product may present a special challenge to testing in humans, such as in the case of a vaccine to protect healthy humans from a life-threatening disease that is not a naturally occurring threat, effectiveness testing may be required in animals. For certain advanced therapies that meet eligibility criteria for expedited program Designations, clinical development may be expedited.

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

Orphan Drug Designation

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

Other Healthcare Laws and Compliance Regulations

Although we currently do not have any products on the market, we may also be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security and physician sunshine laws and regulations. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of operations, exclusion from participation in federal and state healthcare programs, additional integrity obligations, and individual imprisonment. These additional healthcare regulations could affect our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors.

Moreover, the introduction of legislation, implementation of new regulations, or enforcement of existing regulations that have a negative impact on the commercial prospects for the types of products we are developing could negatively impact our share price and our ability to raise capital.

Coverage and Reimbursement

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

Healthcare Reform

In March 2010, former President Obama signed the Affordable Care Act, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The Affordable Care Act contains a number of provisions, including those governing enrollments in federal healthcare programs, reimbursement adjustments and fraud and abuse changes. Additionally, the Affordable Care Act increases the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; requires collection of rebates for drugs paid by Medicaid managed care organizations; requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted, including aggregate reductions of Medicare payments to providers and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, proposing to encourage importation from other countries and bulk purchasing.

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

Foreign Corrupt Practices Act

Our business activities may be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Employees

As of June 30, 2020, we had 10 full-time employees. We believe that we have good relations with our employees.

Corporate Information

On February 16, 2018, we completed our acquisition of Enochian Biopharma pursuant to an acquisition agreement, dated January 12, 2018, by and among the Registrant, its wholly owned subsidiary DanDrit Acquisition Sub, Inc., Enochian Biopharma and Weird Science (the “Acquisition Agreement”), with Enochian Biopharma surviving as a wholly owned subsidiary of the Registrant. As consideration for the acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock and (ii) the right to receive Contingent Shares pro rata upon the exercise or conversion of warrants which were outstanding at closing (See Note 1 to the Financial Statements).

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

Item 1A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risks. Investors should carefully consider all of the risk factors and uncertainties described below, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before investing in our common stock.

The risks described below may not be the only ones relating to our company and additional risks that we currently believe are immaterial may be also affect us. If any of these risks, including those described below, materialize, our business, competitive position, reputation, financial condition, results of operations, cash flows and future prospects could be seriously harmed. In these circumstances, the market price of our common stock could decline, and investors may lose all or a part of their investment.

Risks Related to Our Financial Results and Capital Needs

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

We are a pre-clinical-stage biotechnology company. Investment in biotechnology related to genetically modified cells is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales or otherwise to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended June 30, 2020 and 2019, respectively, we reported a net loss of $11.5 million and $18.0 million. We had an accumulated deficit of $64.2 million and $52.8 million as of June 30, 2020.

We do not expect to generate revenues for the foreseeable future. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue to research, develop and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, in-license or develop, and potentially begin to commercialize product candidates that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical studies or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We anticipate that our expenses will increase in the future as we continue to invest in research and development of our existing product candidates, investigate and potentially acquire new product candidates and expand our manufacturing and commercialization activities.

We are a pre-clinical biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

We are an early stage biotechnology company and have not generated any revenues to date. All of our product candidates are in the discovery stage or pre-clinical development stage. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our potential treatments will ever be approved for sales to generate commercial revenues. Our pipeline includes cell, gene and immunotherapy involving genetically modified cells targeted to treat HIV, Hepatitis B, and Cancer, and we rely on third parties under contract in the development of product candidates in our pipeline. There is no guarantee that we will be able to manage and fund the development of a pipeline with multiple target conditions and that third parties will meet their obligations to us in connection with our research and development. We and certain third parties, on which we rely, have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of treatments either in non-clinical testing or in clinical trials, failure to establish business relationships, failure of our third parties to meet their obligations to and competitive disadvantages against larger and more established companies. If we fail to become profitable, we may suspend or cease operations.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

We expect to expend substantial resources for the foreseeable future to continue the pre-clinical development of our cell, gene and immunotherapy product candidates, and the advancement and potential expansion of our pre-clinical research pipeline. We also expect to continue to expend resources for the development and manufacturing of product candidates and the technology we have licensed or have a right to license from our licensors. These expenditures will include costs associated with research and development, potentially acquiring or licensing new product candidates or technologies, conducting pre-clinical and clinical studies and potentially obtaining regulatory approvals and manufacturing products, as well as marketing and selling products approved for sale, if any. Under the terms of certain of our license agreements, we are obligated to make payments upon the achievement of certain development, regulatory and commercial milestones. We will also need to make significant expenditures to develop a commercial organization capable of sales, marketing and distribution for any products, if any, that we intend to sell ourselves in the markets in which we choose to commercialize on our own. In addition, other unanticipated costs may arise. Because the design and outcome of our ongoing, planned and anticipated pre-clinical and clinical studies is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our future capital requirements depend on many factors, including:

●	the costs and payments associated with license agreements for our product and technologies;
●	the costs of conducting pre-clinical and clinical studies and the cost of manufacturing our product candidates

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates, if clinical studies are successful, including any costs from post-market requirements;

●	the cost of commercialization activities for our product candidates, if any of these product candidates is approved for sale, including marketing, sales and distribution costs;
●	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
●	the timing, receipt and amount of sales of, or royalties on, our future products, if any; and

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate preclinical studies, clinical studies or other development activities for one or more of our product candidates or delay, limit, reduce or terminate our establishment of sales, marketing and distribution capabilities or other activities that may be necessary to commercialize our product candidates.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

Until such time as we can generate substantial product revenues, we may attempt to finance our cash needs through equity offerings, debt financings, government and/or other third-party grants or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our investors’ ownership interest will be diluted. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more clinical research or development programs, which would adversely impact potential revenues, results of operations and financial condition.

Risks Related to the Development of Our Product Candidates

We are highly dependent on the services of third parties to conduct research and development of our pipeline, and our failure to maintain the services of such third parties could harm our business

We are highly dependent on third parties working in conjunction with our officers, employees, scientific advisory board and research institutions in the research and development of product candidates in our pipeline. Many of the techniques utilized in the development of our product candidates have been developed by Dr. Serhat Gümrükcü, and we rely on the services of Dr. Gümrükcü, and of G-Tech Bio LLC and Seraph Research Institute, in the continued development of our pipeline. Our future performance will depend on our ability to retain the services of Dr. Gümrükcü, G-Tech Bio LLC and Seraph Research Institute. The loss of the services of any of the foregoing, or of any of our key employees or scientific advisory board members could impede the achievement of our research, development, regulatory approvals and commercialization objectives.

The results of pre-clinical studies or earlier clinical studies are not necessarily predictive of future results, and if we fail to demonstrate efficacy in our pre-clinical studies and/or clinical trials in the future our future business prospects, financial condition and operating results will be materially adversely affected.

The success of our research and development efforts will depend upon our ability to demonstrate the efficacy of the treatments in our pipeline in pre-clinical studies, as well as in clinical trials following IND approval by the FDA. Pre-clinical studies involve testing potential product candidates in appropriate non-human disease models to demonstrate efficacy and safety.

Success in pre-clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Currently, several of our product candidates, including ENOB-HV-01, our autologous HIV curative treatment, ENOB-HV-11, our preventative HIV vaccine, ENOB-HV-12, our therapeutic HIV vaccine and ENOB-HB-01, our coopting HBV polymerase are all currently in various stages of pre-clinical development with ongoing and planned pre-clinical studies in conjunction with research institutions and third parties. We presented pre-clinical data on ENOB-HV-01 in May 2020 at the annual conference of the American Society of Gene and Cell Therapy, and participated in an INTERACT meeting with the FDA related to ENOB-HB-01 in June 2020. Additionally, we presented results on ENOB-HB-01 in May at the annual conference of the American Society of Gene and Cell Therapy. Despite preliminary data we believe is positive, this does not guarantee that any of these products will proceed to the clinical stage or to approval for commercial use. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical studies, even after seeing promising results in earlier preclinical studies or clinical studies.

Regulatory agencies evaluate these data carefully before they will approve clinical testing in humans. If certain non-clinical data reveals potential safety issues or the results are inconsistent with an expectation of the potential product candidates’ efficacy in humans, the regulatory agencies may require additional more rigorous testing before allowing human clinical trials. This additional testing will increase program expenses and extend timelines. We may decide to suspend further testing on our product if, in the judgment of our management and advisors, the pre-clinical test results do not support further development.

Our novel gene, cell and immunotherapy product candidates and new therapeutic approaches could result in heightened regulatory scrutiny, delays in clinical development or delays in or our inability to achieve regulatory approval or commercialization of our product candidates.

Our future success is dependent on the successful development of novel gene, cell and immunotherapy product candidates. Because these programs, particularly our pipeline of allogeneic T-cell product candidates that are bioengineered from sick patients, represent a new approach to immunotherapy for the treatment of cancer and other diseases, developing and commercializing our product candidates subject us to a number of challenges.

Moreover, actual or perceived safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of subjects to participate in clinical studies, or if approved by applicable regulatory authorities, of physicians to subscribe to the novel treatment mechanics. The FDA or other applicable regulatory authorities may ask for specific post-market requirements, and additional information informing benefits or risks of our products may emerge at any time prior to or after regulatory approval.

We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize our product candidates.

The development of treatments in the fields of HIV, Hepatitis B and Cancer is highly competitive and many pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations may pursue the research and development of technologies, drugs or other therapeutic products for the treatment of some or all of the diseases we are targeting. Nearly all of our competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing than we do. Techniques in gene, cell and immunotherapy are subject to rapid technological change and development and the market for products in our pipeline and is significantly affected by existing rival products and medical procedures, new product introductions and the market activities of other participants. With additional resources, our competitors may be able to respond to the rapid and significant technological changes faster than we can. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. We may also face competition from products, which have already been approved and accepted by the medical community for the treatment of these same indications. If we are unable to compete effectively with any existing products, new treatment methods and new technologies, we may be unable to commercialize therapeutic products that we may develop in the future, which could adversely impact potential revenues, results of operations and financial condition or lead to abandonment of product candidates in our pipeline.

Our reliance on third parties, such as university laboratories, contract manufacturing organizations and contract or clinical research organizations, may result in delays in completing, or a failure to complete, non-clinical testing or clinical trials if they fail to perform under our agreements with them.

In the course of the development of our pipeline, we have and expect to continue engage university laboratories, non-profit organizations, independent contractors, other biotechnology companies or contract or clinical manufacturing organizations to conduct and manage research and development, pre-clinical and clinical studies and to manufacture materials for us to be used in pre-clinical and clinical testing. Due to engagements with these organizations, many important aspects of our research have been and will be out of our direct control. If any of these organizations we may engage in the future, fail to perform their obligations under our agreements with them or fail to perform non-clinical testing and/or clinical trials in a satisfactory manner, we may face delays in completing our clinical trials, as well as commercialization of any of our product candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials, regulatory filings and the potential market approval of our product candidates.

Business interruptions resulting from the coronavirus disease 2019 (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a new strain of coronavirus surfaced in Wuhan, China and has reached multiple other regions and countries, including Los Angeles where our primary office and laboratory facilities are located. The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various mitigation responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as leading to reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. COVID-19 may cause delays in our research activities, and while COVID-19 has not materially affected our operations to date, the extent to which COVID-19 could impact our operations or those of our third-party partners, including research organizations and suppliers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, a potential vaccine, additional or modified government actions, new information that will emerge concerning the severity and impact of COVID-19 and the actions to contain COVID-19 or address its impact in the short and long term, among others.

Additionally, timely initiation and completion of planned preclinical studies is dependent upon the availability of, for example, preclinical study sites, universities researchers and investigators, regulatory agency personnel, and materials, which may be adversely affected by global health matters, such as pandemics. We plan to conduct preclinical studies in geographies that are currently being affected by COVID-19.

Further, in the event that governmental authorities were to further modify current restrictions, our employees conducting research and development activities may not be able to access our laboratory offices, and our core activities may be significantly limited or curtailed, possibly for an extended period of time.

Changes in healthcare law and implementing regulations, including government restrictions on pricing and reimbursement, as well as healthcare policy, may negatively impact our ability to generate revenues.

In the United States and some foreign jurisdictions, there have been a number of proposed legislative and regulatory changes related to the healthcare system that could affect our ability to profitably sell or commercialize our product candidates for which we obtain marketing approval in the future. The potential pricing and reimbursement environment for our product candidates may change in the future and become more challenging due to, among other reasons, policies advanced by the current or any new presidential administration, federal agencies, healthcare legislation passed by Congress, or fiscal challenges faced by all levels of government health administration authorities, or by similar changes in foreign countries. The implementation of any such changes could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects, including our share price and ability to raise capital.

Risks Related to Our Intellectual Property

We have licensed a significant portion of our intellectual property from our licensors. If we breach any of our license agreements with these licensors, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

We hold rights under license agreements with our licensors, including Weird Science, LLC and G-Tech Bio, LLC that are important to our business. Our research and development platform is built, in part, around patent rights licensed from such licensors. Under our existing license agreements, we are subject to various obligations, including diligence obligations with respect to development and commercialization activities, provision of support with respect to development of licensed intellectual property, prosecution of intellectual property protection, payment obligations upon achievement of certain milestones and royalties on product sales. In spite of our efforts, our licensors might conclude that we have materially breached our obligations under such license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technology covered by these license agreements. If any of these licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of product candidates covered by any such licenses. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under license agreements and other interpretation-related issues;

●	payment obligations due to licensors under license agreements and other disputes related to the obligations for payment related to intellectual property protection
●	the extent to which our product candidates, technology and processes infringe on intellectual property of a licensor that is not subject to a licensing agreement;

●	the sublicensing of patent and other rights under our collaborative development relationships;

●	our diligence obligations under license agreements and what activities satisfy those diligence obligations;

●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our licensors; and

●	the priority of invention of patented technology.

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations.

The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

If we do not obtain required intellectual property licenses or rights, we could encounter delays in our product development efforts while we attempt to design around other patents or even be prohibited from developing, manufacturing or selling products requiring these rights or licenses. There is also a risk that legal disputes may arise as to the rights to technology developed in collaboration with other parties, all with attendant risk, distraction, expense, and lack of predictability.

If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected.

We rely upon a combination of patents, trademarks, trade secrets and confidentiality agreements – either that we own or possess or that are owned or possessed by our licensors that are licensed to us – to protect the intellectual property related to our technology and product candidates. When we refer to “our” technologies, inventions, patents, provisional patents, patent applications or other intellectual property rights, we are referring to both the rights that we own or possess as well as those that we license, many of which are critical to our intellectual property protection and our business. For example, the product candidates and platform technology we have licensed from our licensors are protected primarily by patent or patent applications of our licensors that we have licensed and as confidential know-how and trade secrets. If the intellectual property that we rely on is not adequately protected, competitors may be able to use our technologies and erode or negate any competitive advantage we may have.

The patentability of inventions and the validity, enforceability and scope of patents in the biotechnology field is uncertain because it involves complex legal, scientific and factual considerations, and it has in recent years been the subject of significant litigation. Moreover, the standards applied by the U.S. Patent and Trademark Office, or USPTO, and non-U.S. patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology patents.

There is no assurance that all potentially relevant prior art relating to our patents and patent applications is known to us or has been found in the instances where searching was done. We may be unaware of prior art that could be used to invalidate an issued patent or prevent a pending patent application from issuing as a patent. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim of one of our patents or patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of such claim. We also may not be able to obtain full patent protection from provisional patents for which we have sought or will seek further patent protection. As a consequence of these and other factors, our patent applications may fail to result in issued patents with claims that cover our product candidates in the U.S. or in other countries.

Even if patents have issued or do successfully issue from patent applications, and even if these patents cover our product candidates, third parties may challenge the validity, enforceability or scope thereof, which may result in these patents being narrowed, invalidated or held to be unenforceable. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable.

Even if unchallenged, our patents and patent applications or other intellectual property rights may not adequately protect our intellectual property, provide exclusivity for our product candidates or prevent others from designing around our claims. The possibility exists that others will develop products on an independent basis which have the same effect as our product candidates and which do not infringe our patents or other intellectual property rights, or that others will design around the claims of patents that we have had issued that cover our product candidates. If the breadth or strength of protection provided by our patents and patent applications with respect to our product candidates is threatened, it could jeopardize our ability to commercialize our product candidates and dissuade companies from collaborating with us.

We may also desire to seek a license from a third party who owns intellectual property that may be useful for providing exclusivity for our product candidates, or for providing the ability to develop and commercialize a product candidate in an unrestricted manner. There is no guarantee that we will be able to obtain a license from such a third party on commercially reasonable terms, or at all.

In addition, the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

We and our licensors have filed a number of patent applications covering our product candidates or methods of using or making those product candidates. We cannot offer any assurances about which, if any, patents will be issued with respect to these pending patent applications, the breadth of any such patents that are ultimately issued or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Because patent applications in the U.S. and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we or our licensors were the first to file any patent application related to a product candidate. We or our licensors may also become involved in proceedings regarding our patents, including patent infringement lawsuits, interference or derivation proceedings, oppositions, and inter partes and post-grant review proceedings before the USPTO the European Patent Office and other non-U.S. patent offices.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be negatively impacted and our business would be harmed.

In addition to the protection afforded by patents we hold rights to, we also rely on trade secret protection for certain aspects of our intellectual property. However, trade secrets are difficult to protect. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, consultants, independent contractors, advisors, contract manufacturers, suppliers and other third parties. We also enter into confidentiality and invention or patent assignment agreements with employees and certain consultants. Any party with whom we have executed such an agreement may breach that agreement and disclose our proprietary information, including our trade secrets, and we might not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret. Further, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our success will depend in part on our ability to commercialize our product candidates without infringing the proprietary rights of others. Much of the intellectual property utilized in our product candidates is licensed from our licensors, who hold patents and provisional patents in their names. We have not conducted extensive freedom of use patent searches and no assurance can be given that patents do not exist or could be issued which would have an adverse effect on our ability to market our technology or maintain our competitive position with respect to our technology. We also cannot be sure that patents or provisional patents filed by others are valid or will be upheld if challenged. It is possible that there are additional patents that may cover certain other aspects of technology used in our product candidates that is not covered by our licensed intellectual property. If our licensed technology or other subject matter are claimed under other United States patents or other international patents or are otherwise protected by third party proprietary rights, we or our licensors may be subject to infringement actions. In such event, we may challenge the validity of such patents or other proprietary rights or we may be required to obtain licenses from such companies in order to develop, manufacture or market our technology. There can be no assurances that we would be successful in a challenge or be able to obtain such licenses or that such licenses, if available, could be obtained on commercially reasonable terms. Furthermore, the failure to succeed in a challenge, develop a commercially viable alternative or obtain needed licenses could be have significant adverse consequences to the development of our pipeline. Adverse consequences include delays in marketing some or all of our product candidates based on our technology or the inability to proceed with the development, manufacture or sale of products requiring such licenses. If we defend ourselves against charges of patent infringement or to protect our proprietary rights against third parties, substantial costs will be incurred regardless of whether we are successful. Such proceedings are typically protracted with no certainty of success. An adverse outcome could subject us to significant liabilities to third parties and force us to curtail or cease the research and development of our technology.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. Additionally, parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have material adverse effect on our ability to raise additional funds or otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Risks Related to our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From July 1, 2019 through June 30, 2020, the reported sale price of our Common Stock has fluctuated between $6.75 and $2.08 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our Common Stock. The market price of our Common Stock may be influenced by many factors, including the following:

●	the success of competitive products or technologies;
●	regulatory actions with respect to our product candidates or products or our competitors’ product candidates or products;
●	actual or anticipated changes in our growth rate relative to our competitors;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●	results of clinical studies of our product candidates or those of our competitors;
●	regulatory or legal developments in the U.S. and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to in-license or acquire additional product candidates or products;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	fluctuations in the valuation of companies perceived by investors to be comparable to us;
●	inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of our Common Stock by us, our insiders or our other stockholders;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	general economic, industry and market conditions; and
●	the other risks described in this “Risk Factors” section.

In addition, the stock markets in general, and the markets for biotechnology and pharmaceutical stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies. For example, the CoVID 19 pandemic and government policies surrounding the CoVID 19 pandemic have negatively impacted the financial markets generally, including the markets for small capitalization biotechnology stocks. Likewise, as a result of significant changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade and health care spending and delivery, any significant developments in the CoVID 19 pandemic or changes in tariffs and other restrictions on free trade stemming from U.S. and foreign government policies, or for other reasons, the financial markets could experience significant volatility that could also negatively impact the markets for biotechnology and pharmaceutical stocks. These market fluctuations may adversely affect the trading price of our Common Stock.

Our principal stockholders and management own a significant percentage of our stock and could exert significant control over matters subject to stockholder approval.

Our executive officers, directors, affiliates, and entities they control and own approximately 70% of our outstanding Common Stock and voting power. These stockholders, should they act in concert, could determine the outcome of all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our Common Stock. The interests of our significant stockholders who are also affiliates may not always coincide with the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their Common Stock, and might affect the market price for our Common Stock.

Sales of a substantial number of shares of our Common Stock in the public market could cause our stock price to fall.

A significant portion of our Common Stock is held in restricted form, and consequentially a minority of our outstanding Common Stock actively trades in the public markets. Sales of a substantial number of such shares of our Common Stock in the public market could occur at any time. While a large majority of such shares are unregistered and subject to volume restrictions on sale pursuant to Rule 144 under the Securities Act, these restrictions could be lifted if any of our stockholders ceased to be bound by such restrictions. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

Trading of our Common Stock may be volatile and sporadic, which could depress the market price of our Common Stock and make it difficult for our stockholders to resell their shares.

There is currently a limited market for our Common Stock and the volume of our Common Stock traded on any day may vary significantly from one period to another. Trading in our stock is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The availability of buyers and sellers represented by this volatility could lead to a market price for our Common Stock that is unrelated to operating performance. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for our stockholders to resell their stock.

We have incurred and will continue to incur increased costs as a result of being a public company and our management expects to devote substantial time to public company compliance programs.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Stock Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. As a Smaller Reporting Company, we are able to take advantage of certain accommodations afforded to Smaller Reporting Companies, including being exempt from the requirement to conduct an audit of our internal controls. In the event we no longer qualify as a Smaller Reporting Company, we will lose such accommodations, which could involve significant costs that could affect our operations. Changes in reporting requirements, the current political environment and the potential for future regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

The rules and regulations applicable to public companies have substantially increased our legal and financial compliance costs and make some activities more time-consuming and costly. To the extent these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the sole source of potential gain for our stockholders.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our Common Stock will be the sole source of gain for our stockholders for the foreseeable future.

Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell substantial amounts of Common Stock or securities convertible into or exchangeable for Common Stock in one or more transactions at prices and in a manner we determine from time to time. These future issuances of Common Stock or Common Stock-related securities, together with the exercise of outstanding options or warrants, and any additional shares that may be issued in connection with acquisitions or licenses, if any, may result in material dilution to our investors. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our Common Stock. Pursuant to our equity incentive plans, our compensation committee is authorized to grant equity-based incentive awards to our employees, non-employee directors and consultants. In addition, our stockholders have recently approved an increase in the number of shares of Common Stock available under our Equity Incentive Plan and a large number of options or other equity awards may be issued in the future. Future grants of RSUs, options and other equity awards and issuances of Common Stock under our equity incentive plans will result in dilution and may have an adverse effect on the market price of our Common Stock.

Some terms of our charter documents and Delaware law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management.

Our certificate of incorporation, or Certificate of Incorporation, and amended and restated bylaws, or Bylaws, as well as Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include terms that:

●	permit our board of directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences and privileges as they may designate;

●	provide that all vacancies on our board of directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice; and
●	not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of common stock entitled to vote in any election of directors to elect all of the directors standing for election.

Any of the factors listed above may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, who are responsible for appointing the members of our management.

In addition, because we are incorporated in Delaware, we are governed by Section 203 of the Delaware General Corporation Law, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any term of our Certificate of Incorporation or Bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Risks Related To Our Business Operations and Managing Growth

If our operations require a full time Chief Executive Officer or Chief Medical Officer, and we are not able to hire a full time Chief Executive Officer to manage our operations or if our current Executive Vice-Chair, Chief Financial Officer or key scientific personnel cease to serve, our business will be harmed.

Currently, our management team is led by Dr. Mark Dybul, the Executive Vice-Chair of the Board and Luisa Puche, our Chief Financial Officer. In the future, we may require the services of a full time Chief Executive Officer and/or a Chief Medical Officer. The Board and our stockholders have approved a proposed employment agreement with Dr. Dybul that we expect to become effective prior to July 1, 2021, but if he or Ms. Puche should cease to serve, our business operations may suffer. Additionally, we may in the future require a Chief Medical Officer, and if we are unable to hire a Chief Medical Officer, our business operations and the continued development of our product candidates may suffer.

In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management and scientific personnel. If we are not able to retain our management and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business, we might not be able to sustain our operations or grow.

We have limited corporate infrastructure and may experience difficulties in managing growth.

As of June 30, 2020, we had only 10 full time employees and we rely on third-party contractors for the provision of professional, scientific, regulatory and other services. As our development and commercialization plans and strategies develop, we may need additional managerial, scientific, operational, financial, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We might not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we might not be able to implement our business strategy. Our future financial performance, our ability to commercialize product candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

If we, our service providers, or third parties fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

If we, our service providers, or any third parties engaged in development of our product candidates fail to comply with laws regulating the protection of the environment and health and human safety, we could be subject to enforcement actions and our business prospects could be adversely affected.

Our research and development activities, and the research and development activities of our service providers and any third parties engaged in development of our product candidates, may involve the use of hazardous materials and chemicals or other regulated activities. In conjunction with our service providers and other third parties, we are also engaged in pre-clinical studies using live animals and samples of infectious diseases. Failure to adequately handle and dispose of hazardous materials or to meet various standards imposed by federal, state, local or foreign regulators could lead to liabilities for resulting damages, which could be substantial. We also may be subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-home pathogens and the handling of bio-hazardous materials.

If we, our service providers, or any third parties engaged in development of our product candidates fail to comply with applicable federal, state, local or foreign laws or regulations, we could be subject to enforcement actions, which could adversely affect our ability to develop, market and sell our product candidates successfully and could harm our reputation and lead to reduced acceptance of our product candidates. These enforcement actions may include:

●	restrictions on, or prohibitions against, marketing our product candidates;

●	restrictions on importation of our product candidates;

●	suspension of review or refusal to approve new or pending applications;

●	suspension or withdrawal of product approvals;

●	product seizures;

●	injunctions; and

●	civil and criminal penalties and fines.

Our employees, third-party clinical investigators, consultants, licensors and other third parties may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, third-party clinical investigators, consultants, licensors, and third parties under contract. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in other jurisdictions, provide accurate information to the FDA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct, and the precautions we take to detect and prevent this activity might not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a negative impact on our business, financial condition, results of operations and prospects, including the imposition of significant fines or other sanctions.

We rely upon information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

Our business operations could suffer in the event of system failure. Despite the implementation of security measures, our internal computer systems and those of our contract research organizations, and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of formulas or data from completed or ongoing or planned pre-clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and further development of our product candidates could be delayed.

1B. Unresolved Staff Comments

There are no unresolved SEC staff comments.

Item 2. Properties

The Company currently leases the following properties:

Location	Use	Terms
5901 W. Olympic Blvd, Suite 419 Los Angeles, CA 90036	Physical office space	On November 13, 2017, the Company entered into a Lease Agreement for a term of five years and two months from November 1, 2017. The Leased Premises consist of approximately 2,325 rentable square feet. The base rent for such leased premises increases by 3% each year over the term, and ranges from approximately $8,719 per month for the first year to $10,107 per month for the two months of the sixth year. The Company was entitled to $70,800 in tenant improvement allowance in the form of free rent applied over 10 months in equal installments from January 2018.

2080 Century Park East, Suite 906 Los Angeles, CA 90067		The Company entered into a Lease Agreement for our corporate headquarters located at Century City Medical Plaza, 2080 Century Park East, Suite 906, Los Angeles CA, 90067. We have a ten-year lease for approximately 2,453 square feet at this location. In February 2019, we extended our corporate headquarters to encompass the adjoining suite for approximately 1,101 square feet, bringing the total workspace to 3,554 square feet. The new base rent for this leased premises increases by 3% each year over the term, and ranges from $17,770 per month as of the date of the amendment until the end of the first year to $ 23,186 per month for the tenth year. All other terms remain the same. The additional suite was in the form of an amendment the original lease as an amendment and will expire on the same date as the existing lease. The Company was entitled to a total of $148,168 in contributions toward tenant improvements for both spaces.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on the Nasdaq Capital Market under the symbol “ENOB”.

Holders of Common Stock

As of June 30, 2020, the Company had 46,497,409 shares of Common Stock issued and outstanding and approximately 182 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Our Business

We are a pre-clinical stage biotechnology company committed to using our genetically modified cellular and immune-therapy technologies to prevent or potentially cure HIV, HBV and to potentially provide life-long cancer remission of some of the deadliest cancers. We do this by genetically modifying, or re-engineering, different types of cells, depending on the therapeutic area and then injecting or reinfusing the re-engineered cells back into the patient to provide treatment. In some of our interventions, immunotherapy is used.

To date, our operations have been funded by sales of our securities and debt financing. Sales revenue will not support our current operations, and we expect this to be the case until our therapies or products are approved for marketing in the United States and Europe. Even if we are successful in having our therapies or products approved for sale in the United States and Europe, we cannot guarantee that a market for the product will develop. We may never be profitable.

Recent Developments

On January 31, 2020, the Company entered into a Statement of Work & License Agreement (the “HBV License Agreement”) by and among the Company, G Tech, and G Health Research Foundation, a not for profit entity organized under the laws of California doing business as Seraph Research Institute (“SRI”), whereby the Company acquired a perpetual, sublicensable, exclusive license (the “HBV License”) for a treatment under development (aimed to treat Hepatitis B Virus (HBV) infections in accordance with its agreement in principle with G-Tech and SRI announced by the Company on November 25, 2019. The HBV License Agreement states that in consideration for the HBV License, the Company shall provide cash funding for research costs and equipment and certain other in-kind funding related to the Treatment over a 24-month period. The Company paid an upfront payment of $1.2 million on February 6, 2020. The HBV License Agreement increased our research and development costs by $2,222,500 (See Note 8 in the Financial Statements.)

On July 8, 2020, we entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“LPC”), pursuant to which LPC is committed to buy, and we have the right, but not the obligation, to sell to LPC up to an aggregate of $20,000,000 of our Common Stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement, including a limitation on the number of shares of common stock we can put to LPC and the pricing parameters for the sales (See Note 5 in the Financial Statements.)

COVID-19 Outlook

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly affected the economic conditions in the U.S., accelerating during the first half of March. A number of states, counties and municipalities issued orders requiring persons who were not engaged in essential activities and businesses to remain at home. On March 27, 2020, the US enacted the Coronavirus Aid, Relief and Economic Security Aid (“CARES Act”) to help stimulate an economic recovery and additional legislation related to COVID-19 has been proposed; however, there are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. No one knows what over-all effects the COVID-19 pandemic will have on economic conditions during the remainder of 2020.

Our senior management team is monitoring COVID-19’s impact daily and will continue to adjust our operations as necessary. However, the impact of this event on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

RESULTS OF OPERATIONS

Year ended June 30, 2020 compared to the year ended June 30, 2019.

The following table sets forth our revenues, expenses and net income for the years ended June 30, 2020 and 2019. The financial information below is derived from our audited consolidated financial statements included elsewhere in this Annual Report.

	For the Year Ended
	June 30,		Increase/(Decrease)
	2020	2019	$	%
Revenues	$—	$—	$—	—%
Cost of Goods Sold	$—	$—	$—	$—%
Gross profit (Loss)	$—	$—	$—	$—%
Operating Expenses
General and administrative expenses	7,120,835	8,420,216	(1,299,381)	(15.4)
Research and development expenses	4,694,349	2,498,107	2,196,242	87.9
Depreciation and amortization	108,584	71,709	36,875	51.4
Total Operating Expense	$11,923,768	$10,990,032	$933,736	8.5%
LOSS FROM OPERATIONS	$(11,923,768)	$(10,990,032)	$(933,736)	(8.5)%
Other Income (Expense)
Change in fair value of contingent consideration	274,566	(7,073,579)	7,348,145	(103.9)
Interest expense	(104,280)	(43)	(104,237)	100.0
Gain (Loss) on currency transactions	146,828	(26,313)	173,141	(658.0)
Gain on settlement	140,000	—	140,000	100.0
Interest income	50,296	73,487	(23,191)	(31.6)
Total Other Expense	507,410	(7,026,448)	7,533,858	(107.2)
Loss Before Income Taxes	$(11,416,358)	$(18,016,480)	$6,600,122	(36.6)%
Income Tax Benefit	$—	$—	$—
NET LOSS	$(11,416,358)	$(18,016,480)	$6,600,122	(36.6)%

	For the Year Ended
	June 30,
	2020	2019

Net Loss	$(11,416,358)	$(18,016,480)
Currency translation	(143,234)	(103,862)

Other Comprehensive Loss	$(11,559,592)	$(18,120,342)

Revenues

We are a pre-revenue, pre-clinical biotechnology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the years ended June 30, 2020 and 2019 were $11,923,768 and $10,990,032, respectively, representing an increase of $933,736, or 8.5%. The largest contributor to the increase in operating expenses for the year ended June 30, 2020, was the increase in research and development expenses of $2,196,242 in connection with the continued growth in our research and development efforts, partially offset by the decrease in general and administrative expenses of $1,299,381.

General and administrative expenses for the years ended June 30, 2020 and 2019 were $7,120,835 and $8,420,216, respectively, representing a decrease of $1,299,381, or 15.4%. General and administrative expenses include audit fees, non-cash compensation expenses, consulting expenses, board compensation, filing fees, corporate taxes, security expenses, legal fees, office leases, insurance, patent fees, salaries, and travel expenses. The net fluctuations within general and administrative expense remained relatively constant except for the decrease in non-cash compensation expense of $1,136,246.

Research and development expenses for the years ended June 30, 2020, and June 30, 2019, were $4,694,349 and $2,498,107, respectively, representing an increase of $2,196,242 or approximately 87.9%. The overall research and development expenses remained constant except for the additional costs related to the HBV License Agreement that included upfront fees, materials used in the related R&D studies, and staffing costs of $2,222,500.

Other Expense

Net expense for the years ended June 30, 2020 and 2019 was $507,410 and $(7,026,448), respectively, representing an increase of 7,533,858 or 107.2%. The increase was due primarily to the change in the fair value of the Contingent Consideration of $7,348,145, which is impacted by contingent shares issued during the period and the mark to market adjustments on the remaining contingent consieration liability

Net Loss

Net loss for the years ended June 30, 2020 and June 30, 2019 was $11,416,358 and $18,016,480, respectively, representing a decrease in the loss of $6,600,122, or 36.6%. The decrease in net loss was primarily due to a decrease in change in the fair value of Contingent Consideration of $7,348,145, the decrease in general administrative expense of $1,299,381, partially offset by an increase in research and development expense of $2,196,242.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from shareholders, the sale of our Common Stock and warrants, and debt financing. We currently have no sales revenue to support our current operations and we expect this to be the case until our therapies or products are approved for marketing in the United States and Europe. Even if we are successful in having our therapies or products approved for sale in the United States and Europe, we cannot guarantee that a market for the product will develop. We may never be profitable.

At this time, we believe we have sufficient liquidity and access to committed funds to fund our operations for the next twelve months. We may need additional funds for (a) purchase of equipment and, (b) research and development, specifically to open an Investigational New Drug Application (IND) (The first step in the drug review process by the FDA) for ENOB-HV01, to continue our research and development of ENOB-HV11/12, to fund the HBV License Agreement in furtherance of the Treatment for Hepatitis B, and possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of June 30, 2020, the Company had $8,696,361 in cash and working capital of $7,606,411 as compared to $12,282,224 in cash and working capital of $11,384,571 as of June 30, 2019. The decrease in cash of $3,585,863 is primarily due to the following expenditures, $4,694,349 in research and development costs, purchasing of furniture and lab equipment of $184,463, and general and administrative expenses of $6,069,029, net of non-cash expenditures, partially offset by the proceeds from the exercise of Grant Warrants of $1,000,000 (see Note 7 to the Financial Statements), the Convertible Notes of $1,200,000 and the Unsecured Note of $5,000,000 (see Note 5 to the Financial Statements).

On July 8, 2020, we entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“LPC”), pursuant to which LPC is committed to buy, and we have the right, but not the obligation, to sell to LPC up to an aggregate of $20,000,000 of our Common Stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement, including a limitation on the number of shares of common stock we can put to LPC and the pricing parameters for the sales.

Warrant Exercises

On December 27, 2018, certain of our warrant holders exercised warrants to purchase 1,307,693 shares of Common Stock for total proceeds to the Company of $1,700,000.

On June 27, 2019, certain of our warrant holders exercised warrants to purchase 3,242,307 shares of Common Stock for total proceeds to the Company of $ 4,319,999.

On July 3, 2020, certain of our warrant holders exercised warrants to purchase 500,000 shares of Common Stock for total proceeds to the Company of $ 1,000,000.

Debt

On February 6, 2020, the Company issued two Convertible Notes (the “Convertible Notes”) to an existing stockholder of the Company each with a face value amount of $600,000, convertible into shares of Common Stock. The outstanding principal amount of the Convertible Notes is due and payable on February 6, 2023. Interest on the Convertible Notes commenced accruing on the date of issuance at six percent (6%) per annum, computed on the basis of twelve 30-day months, and is compounded monthly on the final day of each calendar month based upon the Principal and all accrued and unpaid Interest outstanding as of such compound date. The interest is payable in cash on a semi-annual basis. (See Note 5 to the Financial Statements)

On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Unsecured Note”) to Paseco APS, a Danish limited company and an existing stockholder of the Company. The principal amount of the Unsecured Note will be payable on November 30, 2021, and bears interest at a fixed rate of 6% per annum, which was prepaid by the Company in full on the date of issuance through the issuance of 188,485 shares of the Common Stock based on the closing market price on that date, valued at $501,370, with a relative fair value of $493,192. (See Note 5 to the Financial Statements).

Cash Flows

Year ended June 30, 2020 compared to the year ended June 30, 2019

Following is a summary of the Company’s cash flows provided by (used by) operating, investing, and financing activities:

	For the Year Ended
	June 30,
	2020	2019
Net Cash Used by Operating Activities	$(10,459,422)	$(8,507,341)
Net Cash Used by Investing Activities	$(184,463)	$(716,669)
Net Cash Provided by Financing Activities	$7,200,000	$6,020,000
Effects of exchange rates on cash	$(141,978)	$(114,631)
Net decrease in Cash and Cash Equivalents	$(3,585,863)	$(3,318,641)

At June 30, 2020, we had cash and cash equivalents of $8,696,361, a decrease of $3,585,863, when compared to the June 30, 2019 balance of $12,282,224. This decrease was primarily due to cash used by operating activities as we expand our operations and continue growing our research and development activities, expenditures during the normal course of business, offset by an increase in net cash provided by financing activities, resulting from exercised warrants by certain of our shareholders and new loan agreements entered into during the fiscal year.

We plan to use our cash and cash equivalents to fund research and development, specifically to open an IND for ENOB-HV01, to continue our research and development of ENOB-HV11/12, and to fund the HBV License Agreement in the furtherance of the Treatment for Hepatitis B, and possible future strategic acquisitions of businesses, products or technologies complementary to our business.

Net cash used by operating activities for the years ended June 30, 2020 and 2019 was $10,459,422 and $8,507,341, respectively, representing an increase of $1,952,081. The increase is primarily related to the increase in research and development expenses of $2,196,242, a decrease of $1,299,242 in general and administrative expenses, partially offset by the decrease in non-cash compensation of $1,136,243.

Net cash used by investing activities for the years ended June 30, 2020 and 2019 was $184,463 and $716,669, respectively, representing a decrease of $532,206. The decrease is due to the cost incurred in prior year for the purchase of equipment to set up the Company’s laboratory and offices at the Los Angeles Corporate Headquarters compared to incremental laboratory and office equipment purchased in the current year.

Net cash provided by financing activities for the years ended June 30, 2020 and 2019 was $7,200,000 and $6,020,000, respectively, representing an increase of $1,180,000. The net cash provided by financing activities in the current year consists of $1,000,000 related to warrants exercised, $1,200,000 related to a convertible note payable, and $5,000,000 related to a long-term note payable. All financing activities in the prior year related to warrants exercised by our warrant holders.

Off-Balance Sheet Arrangements

As of June 30, 2020, and 2019, we had no off-balance sheet arrangements. We are not aware of any material transactions, which are not disclosed in our consolidated financial statements.

Significant Accounting Policies and Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting estimates are detailed below, and our significant accounting policies are more fully described in Note 1 of the accompanying consolidated financial statements.

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

Indefinite life intangible assets include license agreements and goodwill. The Company accounts for indefinite life intangible assets in accordance with ASC 350, “Goodwill and Other Intangible Assets.” License agreements cost represent the Fair Value of the license agreement on the date acquired and are tested annually for impairment. The fair value analysis performed on the license agreements and the fair value analysis performed on goodwill supported that both indefinite life intangible assets are not impaired as of June 30, 2020.

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

Stock Options and Warrants - The Company has granted stock options to certain employees, officers, and directors that were subsequently converted to Grant Warrants. All Grant Warrants have been exercised as of July 2019. During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and warrants. The Company accounts for options and warrants in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs for employee compensation and consulting fees for the years ended June 30, 2020 and 2019 were $1,028,721 and $2,164,967, respectively (see Note 7 to the Financial Statements).

Stock-Based Compensation —The Company records stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to non-employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the non-employee’s required service period, which is generally the vesting period. (See Note 7 to the Financial Statements)

Recently Enacted Accounting Standards

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

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Enochian Biosciences, Inc.: Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enochian Biosciences, Inc. (“the Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, other comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Salt Lake City, UT

September 22, 2020

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2020	2019

ASSETS
Current Assets:
Cash	$8,696,361	$12,282,224
Other receivables	1,982	20,794
Prepaid expenses	242,866	191,969
Total Current Assets	8,941,209	12,494,987

Property and equipment, net	778,118	687,517

OTHER ASSETS
Definite life intangible assets, net	77,323	93,299
Indefinite life intangible assets	154,824,000	154,824,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	137,550	137,550
Operating lease rights-of-use assets	1,703,859	—
Total Other Assets	168,382,732	166,694,849

TOTAL ASSETS	$178,102,059	$179,877,353

The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,
	2020	2019
LIABILITIES

CURRENT LIABILITIES:
Accounts payable – trade	$592,877	$538,563
Accounts payable - non-trade	—	235,000
Accrued expenses	470,636	336,853
Current portion of operating lease liabilities	271,285	—
Total Current Liabilities	1,334,798	1,110,416

NON-CURRENT LIABILITIES:
Contingent consideration liability	3,182,434	5,667,000
Convertible notes payable	1,200,000	—
Notes payable, net	4,580,787	—
Operating lease liabilities, net of current maturities	1,531,779	—
Total Liabilities	$11,829,798	$6,777,416
Commitments and Contingencies	—	—
STOCKHOLDERS’ EQUITY:

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	$—	$—
Common stock, par value $0.0001, 100,000,000 shares authorized, 46,497,409 shares issued and outstanding at June 30, 2020; 45,273,924 shares issued and outstanding at June 30, 2019	4,650	4,527
Additional paid-in capital	230,497,225	225,765,432
Accumulated deficit	(64,188,198)	(52,771,840)
Accumulated other comprehensive (loss) income	(41,416)	101,818
Total Stockholders’ Equity	166,272,261	173,099,937

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,102,059	$179,877,353

The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2020	2019

Revenues	$—	$—

Cost of Goods Sold	$—	$—

Gross profit (Loss)	$—	$—

Operating Expenses
General and administrative expenses	7,120,835	8,420,216
Research and development expenses	4,694,349	2,498,107
Depreciation and amortization	108,584	71,709
Total Operating Expense	$11,923,768	$10,990,032
LOSS FROM OPERATIONS	$(11,923,768)	$(10,990,032)

Other Income (Expense)
Change in fair value of contingent consideration	274,566	(7,073,579)
Interest expense	(104,280)	(43)
Gain (loss) on currency transactions	146,828	(26,313)
Gain on settlement of debt	140,000	—
Interest income	50,296	73,487
Total Other Income (Expense)	507,410	(7,026,448)

Loss Before Income Taxes	(11,416,358)	(18,016,480)

Income Tax Benefit	$—	$—

NET LOSS	$(11,416,358)	$(18,016,480)

BASIC AND DILUTED LOSS PER SHARE	$(0.25)	$(0.48)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	46,330,743	37,552,062

The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

	For the Years Ended
	June 30,
	2020	2019

Net Loss	$(11,416,358)	$(18,016,480)
Currency Translation, Net of Taxes	(143,234)	(103,862)

Other Comprehensive Loss	$(11,599,592)	$(18,120,342)

The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended June 30, 2020 and June 30, 2019

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2018 (As Revised)	36,163,924	$3,616	$193,283,798	$(34,755,360)	$205,680	$158,737,734

Stock issued pursuant to warrants exercised	4,550,000	455	6,019,545	—	—	6,020,000
Contingent Share issued pursuant to Acquisition Agreement	4,550,000	455	24,297,123	—	—	24,297,578
Stock-based compensation			2,124,967	—	—	2,124,967
Stock issued in exchange for services	10,000	1	39,999	—	—	40,000
Net Loss	—	—	—	(18,016,480)	—	(18,016,480)
Other Comprehensive Loss
Foreign currency translation adjustment	—	—	—	—	(103,862)	(103,862)
June 30, 2019	45,273,924	$4,527	$225,765,432	$(52,771,840)	$101,818	$173,099,937

Stock issued pursuant to warrants exercised	500,000	50	999,950	—	—	1,000,000
Contingent Share issued pursuant to Acquisition Agreement	500,000	50	2,209,950	—	—	2,210,000
Restricted shares converted to shares for services rendered	30,000	3	143,997	—	—	144,000
Shares issued in kind for prepaid interest on Notes Payable-LT	188,485	19	493,173	—	—	493,192
Shares issued for fully vested RSUs	5,000	1	(1)	—	—	—
Stock-based compensation			884,724	—	—	884,724
Net Loss	—	—	—	(11,416,358)	—	(11,416,358)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	—	—	—	—	(143,234)	(143,234)
June 30, 2020	46,497,409	$4,650	$230,497,225	$(64,188,198)	$(41,416)	$166,272,261

 The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(11,416,358)	$(18,016,480)

ADJUSTMENT TO RECONCILE NET LOSS TO NET
CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	108,583	71,709
Change in contingent consideration liability	(274,566)	7,073,578
Non-cash stock-based compensation expense	1,028,724	2,164,967
Rights of use assets	257,685	—
Amortization of discount on non-trade payable	73,979	—
Gain on settlement of debt	(140,000)	—
CHANGES IN ASSETS AND LIABILITIES:
Other receivables	18,812	119,831
Prepaid expenses/deposits	(50,897)	(160,940)
Accounts payable	59,314	(29,946
Accounts payable non-trade	(100,000)	—
Operating Lease liabilities	226,533	—
Accrued Expenses	(251,231)	269,940
NET CASH USED BY OPERATING ACTIVITIES	$(10,459,422)	$(8,507,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	184,463	(716,669)
NET CASH USED BY INVESTING ACTIVITIES	(184,463)	(716,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Convertible Notes Payable	1,200,000	—
Proceeds from Notes Payable	5,272,700	—
Repayments of Notes Payable	(272,700)	—
Proceeds from exercise of warrants	1,000,000	6,020,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$7,200,000	$6,020,000

Loss on currency translation	$(141,978)	$(114,631)
NET CHANGE IN CASH EQUIVALENTS	$(3,585,863)	$(3,318,641

CASH, BEGINNING OF PERIOD	$12,282,224	$15,600,865

CASH, END OF PERIOD	$8,696,361	$12,282,224

The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid during the year for:
Interest	$—	$43
Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Contingent Shares issued pursuant with the Acquisition Agreement	$2,210,000	$24,297,579
Right of use assets in exchange for operating lease liabilities upon adoption of ASC 842-Leases	$2,054,295	$—
Issuance of stock in lieu of prepaid interest on $5 million notes payable	$(493,192)	$—
Compensation for the issuance of stock to officers and directors	$884,721	$2,124,967
Compensation for the issuance of stock for consulting services	$144,000	$40,000

The accompanying notes are an integral part of these financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business– Enochian BioSciences Inc., formerly DanDrit Biotech USA, Inc. (“Enochian”, or “Registrant”, and together with its subsidiaries, the “Company”, “we” or “us”) engages in the research and development, and clinical trials of pharmaceutical and biological products for the human treatment of HIV and cancer with the intent to manufacturer said products.

Basis of Presentation- The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Consolidation - For the years ended June 30, 2020 and 2019, the consolidated financial statements include the accounts and operations of the Registrant, and its wholly owned subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

Reclassification–Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. For the year ended June 30, 2019, we reclassified the consulting expense of $148,676, respectively to general and administrative expenses.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant estimates include the fair value and potential impairment of intangible assets, and fair value of equity instruments issued.

Subsidiaries- Enochian Biopharma Inc. (“Enochian Biopharma”) was incorporated on May 19, 2017 in Delaware and is a 100% owned subsidiary of the Registrant. Enochian Biopharma owns a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans. As of June 30, 2020 and June 30, 2019, 1,438,122 and 1,938,122 shares of Common Stock, respectively, remain contingently issuable in connection with the acquisition of Enochian BioPharma in February 2018 (the “Contingent Shares”).

Enochian Biosciences Denmark ApS, a Danish corporation was incorporated on April 1, 2001 (“Enochian Denmark”). On February 12, 2014, in accordance with the terms and conditions of the Share Exchange Agreement, the Company acquired Enochian Denmark and it became a 100% owned subsidiary of the Registrant subject to 185,053 shares of common stock of the Registrant held in escrow according to Danish law (the “Escrow Shares”) (See Note 7). As of June 30, 2020, there are 82, 237, Escrow Shares remaining.

COVID-19- During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly affected the economic conditions in the U.S., accelerating during the first half of March. A number of states, counties and municipalities issued orders requiring persons who were not engaged in essential activities and businesses to remain at home. On March 27, 2020, the US enacted the Coronavirus Aid, Relief and Economic Security Aid (“CARES Act”) to help stimulate an economic recovery; however, there are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. No one knows what over-all effects the COVID-19 pandemic will have on economic conditions during the remainder of 2020.

Our senior management team is monitoring COVID-19’s impact on a daily basis and will continue to adjust our operations as necessary. However, the impact of this event on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

Functional Currency & Foreign currency translation - The functional currency of Enochian Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during years ended June 30, 2020 and 2019. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company's cash balances at June 30, 2020, and 2019, are $8,696,361 and $12,282,224, respectively. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured amounts at June 30, 2020 and 2019 of $8,160,270, and $11,932,100, respectively..

Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from four to ten years (See Note 2).

Intangible Assets - The Company has both Definite and Indefinite life intangible assets.

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

Indefinite life intangible assets include license agreements and goodwill. The Company accounts for indefinite life intangible assets in accordance with ASC 350, “Goodwill and Other Intangible Assets”. License agreement cost represent the Fair Value of the license agreement on the date acquired and are tested annually for impairment. The fair value analysis performed on the license agreements, and the fair value analysis performed on goodwill supported that both indefinite life intangible assets are not impaired as of June 30, 2020. (See Note 3)

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill —Goodwill is not amortized but is evaluated for impairment annually as of June 30th or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

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

The carrying value of goodwill at June 30, 2020, was $11,640,000. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

 Leases - In accordance with ASC Topic 842, the Company determined the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter. The lease terms include any renewal options and termination options that the Company is reasonably assured to exercise, if applicable. The present value of lease payments is determined by using the implicit interest rate in the lease, if that rate is readily determinable; otherwise, the Company develops an incremental borrowing rate based on the information available at the commencement date in determining the present value of the future payments.

Rent expense for operating leases is recognized on a straight-line basis, unless the operating lease right of use assets have been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expense in the consolidated statement of operations. For operating leases that reflect impairment, the Company will recognize the amortization of the operating lease right-of-use assets on a straight-line basis over the remaining lease term with rent expense still included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance, insurance and taxes, which vary based on future outcomes, and thus are recognized in general and administrative expenses when incurred. (See Note 4).

Research and Development Expenses - The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of the HIV, HBV, and Cancer therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV, HBV, and Cancer. Research and development expenses for the year ended June 30, 2020 and 2019 amounted to $4,694,349 and $2,498,107, respectively.

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes. (See Note 6)

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share - The Company calculates earnings/ (losses) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive common shares. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. The shares of Common Stock outstanding at June 30, 2020 and 2019 were 46,497,409 and 45,273,924, respectively. Because of the net loss for the twelve months ended June 30, 2020 and June 30, 2019, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 4,091,686 and 4,393,005 potential shares of Common Stock excluded from the Diluted EPS calculation for the years ended June 30, 2020 and 2019, respectively.

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

The following table sets forth the liabilities at June 30, 2020 and 2019, which is recorded on the balance sheet at fair value on a recurring basis by level within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable
	(Level 1)	(Level 2)	(Level 3)

Contingent Consideration Liability	—	—	3,182,434
The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2019			$5,667,000
Contingent Shares issued pursuant to the Acquisition Agreement			$(2,210,000)
Fair value adjustment			$(274,566)
Balance June 30, 2020			$3,182,434

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Options and Warrants - The Company has granted stock options to certain employees, officers and directors that were subsequently converted to Grant Warrants. During the years presented in the accompanying consolidated financial statements, the Company has granted stock options and warrants. The Company accounts for options and warrants in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Non-cash compensation costs for employee compensation and consulting fees for the years ended June 30, 2020 and 2019 were $1,028,724 and $2,124,967, respectively (see Note 7).

Stock-Based Compensation —The Company records stock-based compensation in accordance with ASC 718, Stock Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued for goods or services are recognized at the cost of the services received as consideration and are measured and recognized based on the fair value of the equity instruments issued. For the year ended June 30, 2020, the Company issued 30,000 shares at a value of $144,000. For the year ended June 30, 2019, the Company issued 10,000 shares at a value of $40,000. (See Note 7).

Recent Accounting Pronouncements - The Company adopted ASU No. 2016-02, Leases (Topic 842), as of July 1, 2019 using the prospective transition method allowed per ASU 2018-11, and applied the standard only to leases that existed on that date. Under the prospective transition method, the Company does not need to restate the comparative period in transition and will continue to present financial information and disclosures for periods before July 1, 2019 in accordance with Accounting Standard Codification (“ASC”) Topic 840.

The Company has elected the package of practical expedients allowed under ASC Topic 842, which permits the Company to account for its existing operating leases as operating leases under the new guidance, without reassessing the Company’s prior conclusions about lease identification, lease classification and initial direct cost. As a result, of the adoption of the new lease accounting guidance the Company recognized, on July 1, 2019, operating lease right–of–use assets and operating lease liabilities of $1,961,544, and $2,054,295, respectively. On June 30, 2020, the right-of-use assets and the operating lease liabilities included in the audited consolidated balance sheet are $1,703,859 and $1,803,064, respectively. The adoption of the standard did not have a material impact on the unaudited condensed consolidated statement of operations and the unaudited condensed consolidated statement of cash flows.

New Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. This ASU includes additional disclosures requirements for recurring Level 3 fair value measurements including disclosure of changes in unrealized gains and losses for the period included in other comprehensive income, disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and narrative description of measurement uncertainty related to Level 3 measurements. Early adoption is permitted. This ASU was effective for us on July 1, 2020. While we are continuing to evaluate the impact of the adoption of this ASU on our financial conditions, results of operations and cash flows, we do not expect its impact will be material at this time

Other recent accounting pronouncements issued by the FASB do not or are not believed to by management to have a material impact on the Company’s present or future financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2020 and 2019:

	Useful Life	June 30, 2020	June 30, 2019
Lab equipment and Instruments	4-7	$534,527	$479,145
Leasehold improvements	10	$224,629	$194,788
Furniture fixtures and equipment	4-7	$171,975	$72,736
Total		$931,131	$746,669
Less accumulated depreciation		$(153,013)	$(59,152)
Net Property and Equipment		$778,118	$687,517

Depreciation expense amounted to $93,861 and $56,555 for the years ended June 30, 2020 and 2019, respectively.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — INTANGIBLE ASSETS AND GOODWILL

At June 30, 2020 and 2019, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $77,323 and $93,299, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the year ended June 30, 2020 and 2019 was $14,722 and $15,154, respectively.

At June 30, 2020 and 2019, indefinite life intangibles assets consisted of a licenses agreements classified as In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible asset provides economic benefit, and goodwill.

At June 30, 2020 and 2019, definite-life and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2019	Period Change		Effect of Currency Translation	June 30, 2020
Definite Life Intangible Assets
Patents	20 Years	$302,371	$		(3,196)	$299,175
Less Accumulated Amortization		$(209,072)		$(14,722)	1,942	$(221,852)
Net Definite-Life Intangible Assets		$93,299		$(14,722)	(1,254)	$77,323

Indefinite Life Intangible Assets
License Agreement		$154,824,000				$154,824,000
Goodwill		$11,640,000				$11,640,000
Total Indefinite Life Intangible Assets		$166,464,000				$166,464,000

Expected future amortization expense for the years ended are as follows:

Year ending June 30,
2021	$15,154
2022	$15,154
2023	$15,154
2024	$15,154
2025	$15,154
Thereafter	$1,553
$77,323

During February 2018, the Company acquired a License Agreement (as licensee) to the HIV therapy being developed as ENOB-HV-01 which consists of a perpetual, fully paid-up, royalty-free, sub-licensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans. Because the HIV License Agreement is considered, an IPR&D intangible asset it is classified as an indefinite life asset that is tested annually for impairment.

Impairment – Following the fourth quarter of each year, management performs its annual test of impairment of intangible assets by performing a quantitative assessment and determines if it is more than likely than not that, the fair value of the asset is greater than or equal to the carrying value of the asset. The results of the quantitative assessment supported Management’s conclusion that an impairment adjustment was not required as of June 30, 2020.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — LEASES

Operating Leases — On November 13, 2017, the Registrant entered into a Lease Agreement for a term of five years and two months from November 1, 2017 with Plaza Medical Office Building, LLC, pursuant to which the Registrant agreed to lease approximately 2,325 rentable square feet (the “Plaza Lease”). The base rent for the Plaza Lease increases by 3% each year, and ranges from approximately $8,719 per month, for the first year to $10,107 per month for the two months of the sixth year. The equalized monthly lease payment for the term of the lease is $7,862. The Registrant was entitled to $70,800 in tenant improvement allowance in the form of free rent applied over 10 months in equal installments beginning in January 2018.

On June 19, 2018, the Registrant entered into a Lease Agreement for a term of ten years from September 1, 2018 with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet. On February 20, 2019, the Registrant entered into an Addendum to the original Lease Agreement with an effective date of December 1, 2019, where it expanded the lease area to include another 1,101 square feet for a total rentable 3,554 square feet. The base rent increases by 3% each year, and ranges from $17,770 per month for the remainder of the first year to $23,186 per month for the tenth year. The equalized monthly lease payment for the term of the lease is $20,050. The Company is entitled to $148,168 in contributions toward tenant improvements.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 30 months and 86 months. As of June 30, 2020, the weighted-average remaining term is 6.45 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of June 30, 2020, the weighted-average discount rate is 3.99%.

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

For the year ended June 30, 2020, the lease expenses charged to general and administrative expenses amounted to $359,675.

Below are the lease commitments for the next 5 years:

Year Ending June 30th	Lease Expense
2021	$338,345
2022	$348,495
2023	$298,305
2024	$246,004
2025	$253,384
Thereafter	$574,821
Less imputed interest	(256,290)
Total	$1,803,064

Prior to the adoption of ASC 842-Leases, the Company recognized rent expense on a straight-line basis over the lease period and recorded deferred rent expense for rent expense incurred but not yet paid. The Company also recorded deferred rent attributable to cash incentives received under its lease agreements, which were amortized to rent expense over the lease term. During the year ended June 30, 2019, the Company recognized total rent expense of $395,528.

Disclosures related to periods prior to the adoption of the new lease standard:

Under ASC 840, approximate future minimum rental payments due under these leases as of June 30, 2020 would have been as follows:

Year Ending June 30
2021	$338,345
2022	$348,495
2023	$298,305
2024	$246,004
2025	$253,384
Thereafter	$853,051
Total	$2,337,583

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — NOTES PAYABLE

Convertible Notes Payable- On February 6, 2020, the Company issued two Convertible Notes (the “Convertible Notes”) to an existing stockholder of the Company each with a face value amount of $600,000, convertible into shares of Common Stock, $0.0001 par value per share. The outstanding principal amount of the Convertible Notes is due and payable on February 6, 2023. Interest on the Convertible Notes commenced accruing on the date of issuance at six percent (6%) per annum, computed on the basis of twelve 30-day months, and is compounded monthly on the final day of each calendar month based upon the Principal and all accrued and unpaid Interest outstanding as of such compound date. The interest is payable in cash on a semi-annual basis.

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

Note Payable- On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Unsecured Note”) to Paseco APS, a Danish limited company andan existing stockholder of the Company. The principal amount of the Note will be payable on November 30, 2021 (the “Maturity Date”) and bears interest at a fixed rate of 6% per annum, computed based on the number of days between the Issuance Date and the Maturity Date, which was prepaid by the Company in full on the Issuance Date through the issuance of 188,485 shares of the Company’s common stock based on the closing market price on that date for a total value of $501,370. The Company evaluated the Unsecured Note and PIK interest in accordance with ASC 470-Debt and ASC 835-Interest, respectively. Pursuant to ASC 470-20, proceeds received from the issuance are to be recognized at their relative fair value, thus the liability is shown net of the corresponding discount of $493,192, which is the relative fair value of the shares issued for the PIK interest on the closing date using the effective interest method. The discount of $493,192 will be accreted over the life of the Unsecured Note. For the year ended June 30, 2020, the discount amortization of $73,979 was charged to interest expense. The Note Payable balance, net of discount at June 30, 2020 is $4,580,787.

For the year ended June 30, 2020, the Company recorded accrued interest and interest expense in the amount of $30,302, and $104,280, respectively. These amounts are reflected in accrued expenses and general and administrative expenses.

Paycheck Protection Program Promissory Note-On April 16, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) in the principal amount of $272,700 (the “PPP Loan”) from City National Bank (the “PPP Loan Lender”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). The PPP Loan was disbursed by the PPP Loan Lender to the Company on April 20, 2020 (the “Disbursement Date”), and will mature two years from the Disbursement Date. The PPP Loan bears an interest at 1.00% per annum and is payable monthly commencing seven months from the Disbursement Date. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used by the Company for payroll costs, costs for continuing group healthcare benefits, mortgage interest payments, rent, utility and interest on any other debt obligations that were incurred before February 15, 2020.

Because the U.S. government subsequently changed its position and guidelines related to the PPP Loans, the Company repaid the loan on May 4, 2020. As of June 30, 2020, the Company has no remaining balances related to the PPP Loans.

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

As of June 30, 2020 and 2019, the Company had net operating loss carryforwards of approximately $29,247,919 and $20,905,755, respectively, giving rise to deferred tax assets of $6,944,248 and $4,454,946, respectively for United States tax purposes which expire in 2036.

The Company files Danish and U.S. income tax returns and they are generally no longer subject to tax examinations for years prior to 2008 for their Danish tax returns and 2012 for their U.S. tax returns.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax asset (liabilities) at June 30, 2020 and 2019:

	June 30
	2020	2019
Excess of Tax over book depreciation Fixed assets	$(17,628)	$(13,985)
Excess of Tax over book depreciation Patents	2,654	3,017
Stock/options Compensation	761,613	454,643
Depreciation and amortization	44,278	11,876
Net Operating Loss Carryforward	6,944,248	4,454,946
Change in Tax Rate	4,218	—
Valuation Allowance	(7,739,383)	(4,910,497)
Total Deferred Tax Asset (Liabilities)	$—	$—

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the year ended June 30, 2020 and the year ended June 30, 2019:

	June 30
	2020	2019

Computed tax at expected statutory rate	$(2,828,885)	$(3,783,461)
Non-US income taxed at different rates
Non-deductible expenses / other items
Valuation allowance	2,828,885	3,783,461
Income Tax Expense	$—	$(111,716)

The components of income tax expense (benefit) from continuing operations for the year ended June 30, 2020 and the year ended June 30, 2019 consisted of the following:

	June 30,
Current Tax Expense	2020	2019
Danish Income Tax (Benefit)	$—	$—
Total Current Tax Expense (Benefit)	—	$—

Deferred Income Tax Expense (Benefit)
Excess of Tax over Book Depreciation Fixed Assets	$(17,628)	$(13,985)
Excess of Tax over Book Depreciation Patents	2,654	3,017
Stock/options Compensation	761,613	454,643
Depreciation and amortization	44,278	11,876
Net Operating Loss Carryforwards	6,944,248	4,454,946
Change in Tax Rate	4,218	—
Change in the Valuation allowance	(7,739,383)	(4,910,497)
Total Deferred Tax Expense	$—	$—

Deferred income tax expense/(benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock — The Registrant has 100,000,000 authorized shares of Common Stock, par value $0.0001. As of June 30, 2020 and 2019, there were 46,497,409 and 45,273,924 shares of Common Stock issued and outstanding, respectively.

Preferred Stock — The Registrant has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. At June 30, 2020, and June 30, 2019, there were zero shares issued and outstanding.

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

On July 3, 2019, certain of our warrant holders exercised warrants to purchase 500,000 shares of Common Stock for total proceeds to the Company of $ 1,000,000.

On July 3, 2019, issued 500,000 shares of Common Stock valued at the price of $4.42 pursuant to the Acquistion Agreement. This was a non-cash transaction that impacted the shareholders’ equity in the the amount of $2,210,000.

On December 27, 2019, there were 30,000 restricted share units issued that immediately vested and were converted into shares of Common Stock in exchange for consulting services valued at $144,000.

On January 9, 2020, the Registrant issued 5,000 shares of Common Stock related to restricted share units that vested on January 7, 2020. These shares were expensed during the period.

On March 30, 2020, the Registrant issued 188,485 shares valued at $501,370 based on the closing price on that date, in lieu of prepaid interest related to the $5 million in principal, which is recorded against the Unsecured Note at its computed relative fair value of $493,192 (see Note 5).

Acquisition of Enochian Biopharma / Contingently issuable shares - On February 16, 2018, the acquisition of Enochian Biopharma was completed. As part of the acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive Contingent Shares of Common Stock pro rata upon the exercise or conversion of warrants, which were outstanding at closing. As of June 30, 2020, 1,438,122 Contingent Shares are potentially issuable (See Note 1).

Acquisition of Enochian Denmark —   At June 30, 2020 and June 30, 2019, the Company maintained a reserve of 82,237 and 92,237 Escrow Shares, respectively, all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Enochian Denmark held by non-consenting shareholders of Enochian Denmark on both June 30, 2020 and June 30, 2019, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. There have been 102,816 shares of Common Stock issued to non-consenting shareholders of Enochian Denmark as of June 30, 2020. During the year ended June 30, 2020, the Company issued 10,000 shares of Common Stock to such non-consenting shareholders of Enochian Denmark, respectively. There is no impact on outstanding shares as these shares are reflected as issued and outstanding.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Recognition of Options

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Enochian Biosciences Inc.
Expected term (in years)	3-10
Volatility	65.07 – 96.74%
Risk free interest rate	0.37%- 3.21%
Dividend yield	0%

The Company recognized stock-based compensation expense related to the options of $884,724 and $2,124,967 for the years ended June 30, 2020 and 2019, respectively. At June 30, 2020, the Company had approximately $1,112,536 of unrecognized compensation cost related to non-vested options.

Stock Grants -On September 15, 2016, the Board granted the right to acquire 300,000 shares of Common Stock at a strike price of $2.00 per share in what the Board originally described as “options” (the “Grants”) to each of Eric Leire, APE Invest A/S for Aldo Petersen and N.E. Nielson in consideration of their service to the Registrant. These Grants vested immediately and expired on December 31, 2019. In October of 2017, the Registrant issued warrants to APE Invest A/S and N.E. Nielsen, and in January 2018, the Registrant issued a warrant to Eric Leire (each a “Grant Warrant” collectively the “Grant Warrants”) to evidence the Grants for an aggregate of 900,000 Grant Warrants. During the year ended June 30, 2020 and, 2019, there were 500,000 and 150,000 Grant Warrants exercised at the strike price of $2.00 per share, respectively, which amounted to $1,000,000 and $300,000, respectively. As of June 30, 2020, all Grant Warrants have been exercised.

 On February 6, 2014, the Board adopted the Company’s 2014 Equity Incentive Plan (the “Plan”), and the Company had reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the Plan.

On October 30, 2019, the Board approved and on October 31, 2019, the Company’s shareholders adopted the Enochian’s 2019 Equity Incentive Plan (the “2019 Plan”), which replaced the 2014 Plan. The 2019 Plan authorized options to be awarded to not exceed the sum of (1) 6,000,000 new shares, and (2) the number of shares available for the grant of awards as of the effective date under the 2014 Plan that, after the effective date of the 2019 Plan expires, or is terminated, surrendered, or forfeited for any reason without issuance of shares. The remaining shares available for grant related to the 2014 Plan was of 655,769 as of the effective date, this amount along with the new 6,000,000 shares totaled 6,655,769 shares available to grant immediately after the effective date of the 2019 Plan.

Pursuant to the 2019 Plan, the Company granted options of 41,999 to employees with a three-year vesting period during the year ended June 30, 2020. For the year ended June 30, 2019, the Company granted 60,000 options with a three-year vesting period under the 2014 Plan.

During the years ended June 30, 2020, and June 30, 2019 the Company granted options of 587,296 and 401,141, respectively to the Board of Directors and Scientific Advisory Members with a one-year vesting period. Options will be exercisable at the market price of the Company’s common stock on the date of the grant. To date the Company has granted options under the Plan (“Plan Options”) to purchase 1,131,056 shares of Common Stock.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (continued)

Plan Options

A summary of the status of the Plan Options outstanding at June 30, 2020 is presented below:

Options Outstanding				Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$2.69	55,762	9.69	$2.69	—	—	$—
	$3.26	23,006	9.67	$3.26	—	—	$—
	$3.95	5,063	8.09	$3.95	5,063	8.09	$3.95
	$4.63	10,000	9.15	$4.63	10,000	9.15	$4.63
	$4.80	50,750	9.50	$4.80	—	—	$—
	$4.85	4,124	9.15	$4.85	—	—	$—
	$4.90	9,183	9.11	$4.90	3,346	9.15	$4.90
	$5.00	6,000	9.15	$5.00	—	—	$—
	$5.74	15,679	8.22	$5.74	15,679	8.22	$5.74
	$5.80	7,759	8.28	$5.80	7,759	8.28	$5.80
	$6.15	60,000	8.94	$6.15	20,000	8.94	$6.15
	$6.25	24,001	8.69	$6.25	24,001	8.69	$6.25
	$6.50	300,000	8.40	$6.50	300,000	8.40	$6.50
	$6.95	4,317	8.78	$6.95	4,317	8.78	$6.95
	$7.10	10,563	8.67	$7.10	10,563	8.67	$7.10
	$8.00	519,235	9.67	$8.00	55,695	7.86	8.00
Total	$—	1,105,442	9.19	$6.78	456,424	8.39	$6.55

A summary of the status of the Plan Options for the year ended June 30, 2020, and changes since July 1, 2019 are presented below:

		Weighted Average	Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at beginning of period	1,001,760	$4.30	4.96	$1,252,785
Granted	629,295	$6.86	10.00	—
Exercised	(500,000)	$2.00	—	—
Forfeited	—	—	—	—
Expired	(25,613)	$5.20	—	—
Outstanding at end of period	1,105,442	$6.78	9.19	$107,931
Vested and expected to vest	456,424	$6.55	8.39	$1,316
Exercisable end of period	456,424	$6.55	8.39	$1,316

At June 30, 2020, the Company has 456,424 exercisable Plan options. The total intrinsic value of options at June 30, 2020 was $107,931. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) at June 30, 2020 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the status of shares of Common Stock underlying the warrants outstanding at June 30, 2020, is presented below:

		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life

Outstanding at beginning of period	1,438,122	$1.42	—
Granted	—	—	—
Exercised	—	—	—
Cancelled/Expired	—	—	—
Outstanding at end of period	1,438,122	$1.42	1.99
Exercisable end of period	1,438,122	$1.42	1.99
	Equivalent Shares	Underlying Warrants	Outstanding	Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weight Average Remaining Contractual Life (years)	Weight Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	1,413,122	2.02	$1.30	1,413,122	$1.30
$8.00	25,000	0.62	$8.00	25,000	$8.00

Total	1,438,122	1.99	$1.42	1,438,122	$1.42

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

A summary of the status of Restricted Stock Units outstanding at June 30, 2020 is presented below:

		Weighted Average	Weighted Average	Weighted Average
	Shares	Issuance Price	Remaining Life	Intrinsic Value

Outstanding at beginning of period	15,000	$6.15	1.27	$—
Granted	30,000	$4.80	—	$—
Exercised	(35,000)	$4.99	—	$
Cancelled/Expired	—	$—	—	$—
Outstanding at end of period	10,000	$6.15	1.02	$—

	Restricted Stock Units Outstanding
Grant Price	Stock Units	Weight Average Remaining Contractual Life (years)	Weight Average Issuance Price
6.15	10,000	1.02	$6.15
Total	10,000	1.02	$6.15

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 8 — COMMITMENTS AND CONTINGENCIES

Consulting Agreements – On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments, and will continue until the services are no longer rendered or the agreement is terminated. G-Tech is controlled by Dr. Serhat Gümrükcü and Anderson Wittekind, shareholders of the Company. For the years ended June 30, 2020 and 2019, $1,125,000 and $1,500,000, respectively, was charged to research and development expenses in our Consolidated Statements of Operations related to this consulting agreement.

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

The cash funding for research costs pursuant to the HBV License Agreement consist of monthly payments amounting to $144,500 that cover scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. During the years ended June 30, 2020, the Company paid $722,500 for scientific staffing resources and $300,000 for materials.

The HBV License Agreement contains customary representations, warranties and covenants of the parties with respect to the development of the Treatment and the HBV License. G Tech is controlled by Dr. Serhat Gümrükcü and Anderson Wittekind, shareholders of the Company, and SRI is controlled by Dr. Serhat Gümrükcü.

Shares held for non-consenting shareholders – In connection with the Share Exchange certain shareholders of DanDrit Denmark had not been identified or did not consent to the exchange of shares. In accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark, the Non-Consenting Shareholders that did not exchange the DanDrit Denmark equity interests owned by such Non-Consenting Shareholders for shares of the Company, will be entitled to receive up to 185,053 shares of Common Stock of the Company that each such Non-Consenting Shareholder would have been entitled to receive if such shareholder had consented to the Share Exchange. During the year ended June 30, 2020, the Registrant issued 10,000 shares of Common Stock to such non-consenting shareholders of DanDrit Denmark. The 82,237 remaining shares have been reflected as issued and outstanding in the accompanying financial statements.

Employment and Service Agreements - The Company has an agreement with the Executive Vice-Chair, where he fulfills the duties as prescribed by the Company’s bylaws and receives annual compensation in the amount of $430,000, plus 300,000 options that vested immediately. The Company has an employment agreement with the Chief Financial Officer with a base annual compensation of $200,000 plus 60,000 options and 15,000 shares of restricted stock. The Company executed a consulting agreement for services for a Senior Medical Advisor of $210,000 on a part-time basis. The Company maintains employment agreements with other staff in the ordinary course of business.

Contingencies - The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceedings or claim contains an element of uncertainty, management does not expect a material impact on our results of operations or financial position.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS

On July 9, 2018, the Company entered into a consulting agreement with G-Tech to assist the Company with the development of the gene therapy and autologous and allogenic cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Allogenic Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases). (See Note 8)

On January 31, 2020, the Company entered into the HBV License Agreement by and among the Company, G Tech and SRI, whereby the Company acquired the HBV License for the Treatment. (See Note 8)

NOTE 10 — SUBSEQUENT EVENTS

On July 8, 2020, we entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“LPC”), pursuant to which LPC is committed to purchase, and we have the right, but not the obligation, to sell to LPC up to an aggregate of $20,000,000 of our common stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement, including a limitation on the number of shares of common stock we can put to LPC and the pricing parameters for the sales, and we agreed to issue 139,567 shares of our common stock as commitment shares. On July 20, 2020, the Company filed a prospectus supplement to its registration on Form S-3 related to the issuance and sale of up to $20,575,016 in shares of our common stock pursuant to the Purchase Agreement.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. The following material subsequent events occurred.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to the Certifying Officers, particularly during the period in which this Report was prepared.

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Annual Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the SEC Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the “Internal Control over Financial Reporting Integrated Framework” issued by COSO to conduct an extensive review of the Company’s internal controls over financial reporting to make that evaluation. As of June 30, 2020, the Management concluded that internal controls over financial reporting were not effective, based on COSO’s framework. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system. These control deficiencies will be monitored, and attention will be given to the matter as we continue to accelerate through our current growth stage.

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

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Directors and Executive Officers”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics”, “Corporate Governance” and as otherwise set forth in the Company’s 2019 Proxy Statement and is incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 11. Executive Compensation

This information will be contained in our definitive proxy statement for our upcoming Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information will be contained in our definitive proxy statement for our upcoming Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 13. Certain Relationships and Related Transactions and Director Independence

This information will be contained in our definitive proxy statement for our upcoming Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

Item 14. Principal Accounting Fees and Services

This information will be contained in our definitive proxy statement for our upcoming Annual Meeting of Shareholders, to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report, and incorporated herein by reference or, alternatively, by amendment to this Form 10-K under cover of Form 10-K/A no later than the end of such 120-day period.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit No.	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (2)

4.1*	Description of Securities

4.2	Form of Warrant (3)

4.3	Promissory Note (4)

10.1	Form of License Agreement (5)

10.2	2019 Equity Incentive Plan (6)

10.3	Statement of Work and License Agreement (7)

10.4	Note Purchase Agreement (4)

10.5	Lease Agreement by and between the Company and Plaza Medical Office Building, LLC dated November 13, 2017 (8)

10.6	General Office Lease by and between the Registrant and Century City Medical Plaza Land Co., Inc. dated June 19, 2018 (9)

10.7	Consulting Agreement by and between the Company and G-Tech Bio, LLC July 9, 2018 (10)

10.8	Offer Letter from the Company to Luisa Puche, dated December 28, 2018 (10)

10.9	Amended and Restated Director Agreement by and between the Company and Mark Dybul, as amended, dated May 1, 2019 (10)

10.10	Purchase Agreement, dated July 8, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (11)

10.11	Registration Rights Agreement, dated July 8, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (11)

14.1*	Code of Ethics

23.1*	Consent of Sadler, Gibb & Associates

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

+	Agreement with management.

*	Filed herewith.

**	Furnished herewith.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2019 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on May 1, 2017 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on March 31, 2020 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2018 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Form 8-K filed with the SEC on February 3, 2020 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2017 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2018 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K/A filed with the SEC on September 30, 2019 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2020 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 23, 2020	ENOCHIAN BIOSCIENCES INC.

	By:	/s/ Mark Dybul
Mark Dybul
Executive Vice Chair
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Mark Dybul	Executive Vice Chair	September 23, 2020
Dr. Mark Dybul	(Principal Executive Officer)

/s/ Luisa Puche	Chief Financial Officer	September 23, 2020
Luisa Puche	(Principal Financial and Accounting Officer)

/s/ René Sindlev	Director and Chairman of the Board	September 23, 2020
René Sindlev

/s/ Henrik Grønfeldt-Sørensen	Director	September 23, 2020
Henrik Grønfeldt-Sørensen

/s/ Carl Sandler	Director	September 23, 2020
Carl Sandler

/s/ Gregg Alton	Director	September 23, 2020
Gregg Alton

/s/ Evelyn D’An	Director	September 23, 2020
Ms. Evelyn D’An
/s/ James Sapirstein	Director	September 23, 2020
James Sapirstein

/s/ Carol Brosgart	Director	September 23, 2020
Carol Brosgart