Form 10-K/A
period 2020-06-30
Enochian Biosciences Inc
filed 2020-10-28
CIK 1527728

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

Enochian BioSciences, Inc. (the “Registrant,” and together with its wholly owned subsidiaries, Enochian Biopharma, Inc., a Delaware corporation (“Enochian Biopharma”) and Enochian Biosciences Denmark ApS, a Danish limited company (“Enochian Denmark”), the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 23, 2020, solely to include the information required in Part III (Items 10 through 14) of Form 10-K. In addition, we are amending Item 15 of Part IV, solely to include new certifications by our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2 hereto, as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors

The following is a description of the business experience, qualifications, skills and educational background of each of our directors who is not also an executive officer, including each director’s relevant business experience:

Mr. Renè Sindlev. Mr. Sindlev, age 59, has served as the Chairman of the Board of Directors since June 2017. Mr. Sindlev has been successfully self-employed since 1985 from the age of 23. He has been an investor and entrepreneur since 1997 through his holding companies including RS Group ApS, RS Arving ApS, RS Family ApS, RS Newton ApS & RS Bio ApS. In January of 2014, Mr. Sindlev established Dr. Smood ApS in Denmark, and Dr. Smood Group, Inc. in the United States, a chain of all USDA Certified Organic health restaurants, and since 2014 he has served as its chairman. Mr. Sindlev has previously founded, owned and sold more than 28 companies in the Jewelry, Aviation, Charter and Real Estate Business, such as World of Watches A/S, Pandora A/S, RS Aviation ApS, Gråbrødrestræde ApS among others. In 2002, Mr. Sindlev co-founded Pandora A/S and served as President & Board Member, and as an advisor to the board before and after its IPO on Nasdaq Copenhagen in 2010. Mr. Sindlev co-founded Enochian Biosciences Inc. in February 2018 from being an early Biotech investor in DanDrit Biotech, Inc. We believe Mr. Sindlev’s experience as an entrepreneur in successfully building start-up companies from the ground up qualifies him to serve as a director and Chairman of the Board.

Dr. Mark Dybul. Dr. Dybul, age 57, has served as Executive Vice Chair of the Board and as our principal executive officer since January of 2019 and as a director since February of 2018. Dr. Dybul has served as a Professor in the Department of Medicine at Georgetown University Medical Center, and the Faculty Co-Director of the Center for Global Health and Quality since June of 2017. Dr. Dybul has worked on HIV and public health for nearly 30 years as a clinician, scientist, teacher, and administrator, most recently as the Executive Director of the Global Fund to Fight AIDS, Tuberculosis and Malaria from 2013 through May of 2017, and as the co-director of the Global Health Law Program at the O’Neill Institute for National and Global Health Law from 2009 through 2012. Dr. Dybul was one of the founding architects in the formation of the U.S. President’s Emergency Plan for AIDS Relief, better known as PEPFAR. After serving as Chief Medical officer, Assistant, Deputy and Acting Director, he was appointed as its leader in 2006, becoming U.S. Global AIDS Coordinator, with the rank of Ambassador at the level of an Assistant Secretary of State. He served until early 2009. Earlier in his career, after graduating from Georgetown Medical School in Washington D.C., Dr. Dybul joined the National Institute of Allergy and Infectious Diseases, as a research fellow under director Dr. Anthony Fauci, where he conducted basic and clinical studies on HIV virology, immunology and treatment optimization, including the first randomized, controlled trial with combination antiretroviral therapy in Africa. Dr. Dybul has written extensively in scientific and policy literature, and has received several Honorary Degrees and awards, including a Doctor of Science, Honoris Causa, from Georgetown University.

Dr. Carol Brosgart. Dr. Brosgart, age 69, has served as a Director since December of 2019. Dr. Brosgart serves on the boards of privately held companies and public, not-for-profit, domestic and global health organizations. She is a member of the Board of Directors of Galmed Pharmaceuticals, Ltd. (headquartered in Tel Aviv, Israel); Abivax, (headquartered in Paris, France), and Intrivo Diagnostics Diagnostics, (headquartered in California). She also is the Chair of Enochian’s Scientific Advisory Board on HBV Cure and Intrivo Diagnostics Diagnostic’s Scientific Advisory Board on COVID-19 diagnostic tests. Previously, she served as a member of Tobira Therapeutics’ Board of Directors from September 2009 until Allergan acquired it in November 2016; and, she was formerly on the Board of Juvaris, a vaccine company until Bayer Company acquired its assets. She is a consultant to Allergan, Dynavax, and a number of biotechnology companies in the areas of liver disease and infectious diseases. Dr. Brosgart is the Chair of the Scientific Advisory Committee for Hepion (formerly “ContraVir”), a biotechnology company working in the area of HBV Cure, NASH and Hepatocellular Carcinoma. She also serves on the Board of the American Liver Foundation (ALF) and on the ALF Medical and Scientific Advisory Board, Northern California Chapter, the Executive Committee of the Forum for Collaborative Research, and the Steering Committee of the HBV Cure Group at the Forum. She is a member of the Board of the Hepatitis B Foundation (HBF); serves on the Medical and Scientific Advisory Committee of the Hepatitis B Foundation; and, is the Research Integrity Officer for the Hepatitis B Foundation and the Baruch S. Blumberg Institute. Dr. Brosgart also serves on the Board of the AP Giannini Foundation. She served for many years on the Boards of the SF AIDS Foundation and the Pangaea Global AIDS Foundation. She is active in the public policy arena for the following professional organizations: AASLD and IDSA/HIVMA. Dr. Brosgart served as Senior Advisor on Science and Policy to the Division of Viral Hepatitis at the CDC and the Viral Hepatitis Action Coalition at the CDC Foundation from 2011 to 2013. Dr. Brosgart has also served as a member on the faculty of the School of Medicine at the University of California, San Francisco for the past four decades, where she is a Clinical Professor of Medicine, Biostatistics and Epidemiology in the Division of Global Health and Infectious Diseases. From March 2011 until August 2011, Dr. Brosgart served as Chief Medical Officer at biotechnology company Alios BioPharma, Inc. Prior to Alios, Dr. Brosgart served as Senior Vice President and Chief Medical Officer of Children’s Hospital & Research Center in Oakland, California, from 2009 until February 2011. Previously, she served for eleven years, from 1998 until 2009, at the biopharmaceutical company Gilead Sciences, Inc., where she held a number of senior management roles, most recently as Vice President, Public Health and Policy and earlier as Vice President, Clinical Research and Vice President, Medical Affairs and Global Medical Director, Hepatitis. She led the clinical development of a number of agents at Gilead, including Viread™ and Hepsera™. Prior to Gilead, Dr. Brosgart worked for more than 20 years in clinical care, research, and teaching at several Bay Area medical centers. She was the founder and Medical Director of the East Bay AIDS Center at Alta Bates Medical Center in Berkeley, California, from 1987 until 1998 and served as the Medical Director of Central Health Center, Oakland, California, of the Alameda County Health Care Services Agency from 1978 until 1987. Dr. Brosgart received a B.S. in Community Medicine from the University of California, Berkeley and received an M.D. from the University of California, San Francisco. Her residency training was in pediatrics, public health, and preventive medicine at UCSF and UC Berkeley School of Public Health. She has published extensively in the areas of HIV, HBV, CMV, and liver disease. We believe Dr. Brosgart’s extensive clinical experience in HIV and HBV, her significant clinical research and regulatory experience, and her service in senior management and on numerous public and private boards in the biotechnology industry qualifies her to serve as a director.

Mr. Gregg Alton. Mr. Alton, age 54, has served as a director since December 2019. Mr. Alton joined the Board after serving for 20 years at the biopharmaceutical company Gilead Sciences, Inc. At Gilead, Mr. Alton served as interim Chief Executive Officer, responsible for the company’s strategy, growth and operations. As Chief Patient Officer, he led Gilead’s patient outreach and engagement initiatives and the company’s efforts to facilitate access to its medicines around the world. He oversaw the corporate and medical affairs functions and developing world access programs, as well as its digital patient solutions and patient-centered outcomes groups and commercial operations in certain countries. Mr. Alton joined Gilead in 1999, and held a number of positions at the company with experience in legal, medical affairs, policy and commercial. He previously served as general counsel. Prior to joining Gilead, he was an attorney at the law firm of Cooley Godward, LLP, where he specialized in mergers and acquisitions, corporate partnerships and corporate finance transactions for healthcare and information technology companies. Mr. Alton is a member of the Board of Directors of Corcept Therapeutics, the Black Women's Health Imperative, and the Boys and Girls Clubs of Oakland. He serves on the U.S. government’s President's Advisory Council on HIV/AIDS, and the advisory boards for UCSF Global Health Group and the UC Berkeley College of Letters & Science. Mr. Alton received a bachelor’s degree in legal studies from the University of California at Berkeley and a law degree from Stanford University. We believe Mr. Alton’s decades of experience in senior management at a large pharmaceutical company, along with his legal and governance experience qualifies him to serve as a director.

Ms. Evelyn D’An. Ms. D’An, age 58, has served as a director since March of 2018. Ms. D’An is an experienced independent director and experienced chair of audit, compensation and nominating/governance committees with various public companies. She has also worked as a CFO, as a former Big 4 Audit Partner and has been a Hispanic business leader in the community. Ms. D’An spent 18 years with Ernst & Young where she served clients in retail, consumer products, technology, financial services, media and other sectors. As President of D’An Financial Services, she has continued to provide a variety of financial and operational leadership support to her clients since 2004. Ms. D’An has a diverse background, which offers a valuable combination of private equity ownership experience, along with public company corporate governance and reporting. Throughout her career, she has taken on financial and operational leadership roles, including Senior Vice President of Finance and Accounting for Brightstar Corporation, a global distributor and service provider for the wireless industry. Ms. D’An also led and participated in several successful initial public offerings, debt restructuring and M&A transactions. Ms. D’An has been serving on corporate boards since 2005. Since 2016, she has also served on the board of Summer Infant, a NASDAQ-listed manufacturer of infant and juvenile products, with distribution into major retailers such as Target, Walmart and Amazon. She graduated with a Masters of Accounting from Florida International University and a Bachelor of Science from the State University of New York at Albany. We believe Ms. D’An’s significant corporate governance, financial and accounting expertise qualifies her to serve as a director.

Mr. James Sapirstein. Mr. Sapirstein, age 59, has served as a director since March of 2018. Mr. Sapirstein joined the Board after having served over thirty-five years in the pharmaceutical industry. He is currently the CEO of AzurRx BioPharma and has served as the CEO of ContraVir Pharmaceuticals, Inc. (now Hepion), which is a company specializing in the Hepatitis B space. After beginning his career in 1984 with Eli Lilly, he accepted a position at Hoffmann-LaRoche in 1987, where he served for almost a decade as part of its commercial teams in the US and abroad. He held a number of positions at Hoffmann-LaRoche, before moving to Bristol Myers Squibb (BMS) in 1996 as the Director of International Marketing in the Infectious Disease group. While at BMS, he worked on several important HIV/AIDS projects including Secure the Future. Later, Mr. Sapirstein started his career in smaller biotech companies when he joined Gilead Sciences, Inc. (GILD) in order to lead the Global Marketing team in its launch of Viread (tenofovir). In 2002, he accepted the position of Executive Vice President Metabolic and Endocrinology for Serono Laboratories before becoming the founding CEO of Tobira Therapeutics in 2006. In 2012, after several years in the infectious diseases space, Mr. Sapirstein became the CEO of Alliqua Therapeutics at Alliqua, Inc. Mr. Sapirstein holds board positions with Marizyme Inc. (MRZM), and Leading Biosciences, Inc. He is also a Director for Biotechnology Innovation Organization (BIO) and the Chairman Emeritus of BIO's New Jersey Chapter (BioNJ), where he sits on both the Health Section Governing Board and Emerging Companies Section Governing Board. Mr. Sapirstein received his MBA from Fairleigh Dickinson University and B.Pharm. from Rutgers University. We believe Mr. Sapirstein’s extensive experience as a biotechnology executive and as a board member in biopharma industry and industry associations qualifies him to serve as a director.

Mr. Carl Sandler. Mr. Sandler, age 48, has served as a director since February of 2018. Mr. Sandler has built numerous consumer-facing technology and healthcare brands. He was the CEO of Enochian BioPharma, Inc. prior to its acquisition by the Registrant and has been the Manager of Weird Science, LLC since March of 2017. Mr. Sandler is a widely respected thought leader, journalist and speaker on issues related to public health, HIV/AIDS, sex and sexuality. He has spoken extensively at HIV/AIDS conferences worldwide about innovative uses of technology in public health. In addition to his journalism and speaking engagements, and prior to his position with Weird Science, Mr. Sandler was the Manager of DH Services, LLC, an application developer, and the CEO of True Sons Grooming, a subscription service. We believe Mr. Sandler’s significant experience in the HIV/AIDS community and as an entrepreneur qualifies him to serve as a director.

Mr. Henrik Gronfeldt - Sorensen. Mr. Gronfeldt-Sorensen, age 48, has served as a director since October of 2017. has been the Chief Executive Officer of RS Group ApS, RS Arving ApS, RS Family ApS and RS Newton ApS since October of 2012, and he has served as a director of Dr. Smood Group, Inc. since January of 2014. Mr. Gronfeldt-Sorensen has over 10 years’ experience in different CEO & management positions; Danske Bank in Denmark, and the Danish Bank Nykredit in France. RS Group of Companies is a family office in Denmark with global investments within real estate, charter business, food& beverage, private hospitals and biosciences industries. Mr. Gronfeldt-Sorensen holds an eMBA from University of Monaco (2011). We believe Mr. Gronfeldt-Sorensen’s significant experience in corporate management and in investor relations qualifies him to serve as a director.

There are no family relationships, as defined in subparagraph (d) of Item 401 of Regulation S-K, among any of our executive officers and directors. To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

The Board and Board Committees

The Board. The Board met 7 times for meetings during fiscal 2020 and also acts by written consent. Four of such meetings were regularly scheduled meetings and the other special Board meetings and telephonic calls were held as needed. During fiscal year 2020, each incumbent director attended 75% or more of the Board meetings for the periods during which each such director served. Directors are not required to attend annual meetings of our stockholders.

Audit Committee and Audit Committee Financial Experts

The Audit Committee has been structured to comply with the requirements of Rule 10A-3(b)(1) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the listing standards of NASDAQ, and each member and former member of the Audit Committee complied with such requirements and standards. The members of the Audit Committee are currently Evelyn D’An (Chair), James Sapirstein and Gregg Alton.

The Audit Committee oversees and reports to our Board on various auditing and accounting-related matters, including, among other things, the maintenance of the integrity of our financial statements, reporting process and internal controls; the selection, evaluation, compensation and retention of our independent registered public accounting firm; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures. The Audit Committee appoints and sets the compensation for the independent registered public accounting firm annually and reviews and evaluates such auditor. This external auditor reports directly to the Audit Committee. The Audit Committee establishes our hiring policies regarding current and former partners and employees of the external auditor. In addition, the Audit Committee pre-approves all audit and non-audit services undertaken by the external auditor and any outside consultants engaged in work related to the Company’s financial reporting. The Audit Committee has direct responsibility for overseeing the work of the external auditor engaged for the purpose of preparing or issuing an auditor’s report or performing other audits, review or attest services, including the resolution of disagreements between the external auditor and management. The Audit Committee meets at least once per fiscal quarter to fulfill its responsibilities under its charter and in connection with the review of the Company’s quarterly and annual financial statements.

The Board has determined that each member of the Audit Committee has the appropriate level of financial understanding and industry specific knowledge to be able to perform the duties of the position; and they are financially literate and have the requisite financial sophistication as required by the applicable listing standards of NASDAQ. The Board has determined that both Ms. D’An and Mr. Alton are “audit committee financial experts” as defined by applicable SEC and Nasdaq rules.

The Audit Committee met 9 times during fiscal 2020, and also acts by written consent. The Audit Committee operates under a charter that was adopted by our Board and is posted on our website at www.enochianbio.com.

The Audit Committee reviewed and discussed the audited financial statements for the 2020 fiscal year with management, and with Sadler, the Company’s independent registered public accounting firm. Further, the Audit Committee also discussed with Sadler the matters required to be discussed by the Auditing Standard No. 1301, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board. The Audit Committee reviewed permitted services under rules of the SEC as currently in effect and discussed with Sadler its independence from management and the Company, including the matters in the written disclosures and the letter from the independent registered public accounting firm required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence.

Based on its review of the financial statements and the aforementioned discussions, the Audit Committee concluded that it would be reasonable to recommend, and on that basis did recommend, to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are currently Carol L. Brosgart M.D. and Gregg Alton (Chair).

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

The Nominating and Corporate Governance Committee met 1 time during fiscal 2020. The Nominating and Corporate Governance Committee operates under a charter that was adopted by our Board and is posted on our website at www.enochianbio.com.

Compensation Committee

The members of our Compensation Committee are currently James Sapirstein (Chair), Evelyn D’An, and Carol L. Brosgart, M.D.

The Compensation Committee, as permitted by, and in accordance with, its charter, is responsible for assisting the Board in fulfilling its responsibilities relating to matters of human resources and compensation, including equity compensation, and to establish a plan of continuity and development for our senior management. The Compensation Committee periodically assesses compensation of our executive officers in relation to companies of comparable size, industry and complexity, taking the performance of the Company and such other companies into consideration. All decisions with respect to the compensation of our principal executive officer are determined and approved solely by the Compensation Committee. All decisions with respect to other executive compensation, including incentive-compensation and equity-based plans are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the members of the Board for final approval. In addition, the Compensation Committee will, as appropriate, review and approve public or regulatory disclosure relating to compensation, including the Compensation Disclosure and Analysis, and any metrics for performance measurements. The Compensation Committee has the authority to retain and compensate any outside adviser as it determines necessary to permit it to carry out its duties and engaged such a consultant in connection with the Company’s compensation for the 2019 fiscal year.

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

The Compensation Committee met 10 times during fiscal year 2020. The Compensation Committee operates under a charter that was adopted by our Board and is posted on our website at www.enochianbio.com.

The Compensation Committee has considered the potential risks arising from the Company’s compensation for all employees and does not believe the risks from those compensation practices are reasonably likely to have a material adverse effect on the Company.

Executive Officers Who Are Not Directors

Luisa Puche. Ms. Puche, age 57, is our Chief Financial Officer and principal financial officer. Prior to becoming our Chief Financial Officer in January of 2019, Ms. Puche served as a senior accounting and financial advisor and president of Puche Group, LLC, since 2015 where she served in a variety of advisory capacities for both public and private organizations, such as technical accounting consultations; complex technical implementations, M&A transactions; IT Risk assessments; and SOX 404 implementations. Previously, Ms. Puche served in various senior executive roles at Brightstar Corp., a global distributor and service provider in the wireless industry, with public reporting requirements, including as Vice President and Global Controller and Interim Chief Accounting Officer. During her tenure at Brightstar, she was responsible for financial reporting from 55 countries, as well as instrumental in various key transactions including a $1.6B sale of Brightstar to SoftBank. Ms. Puche also worked at Ernst & Young for 10 years. Ms. Puche holds a Bachelor’s of Accounting from Florida International University.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended June 30, 2020, all filing requirements were timely satisfied, except that James Sapirstein, Evelyn D’An, Mark Dybul, Carl Sandler, and Henrik Gronfeldt-Sorensen each untimely filed a single report. Each of the foregoing reports has been filed as of the date hereof.

Item 11. Executive Compensation

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)(1)		Non-equity incentive plan compensation ($)	Other Compensation ($)	Total ($)
Mark Dybul, M.D.	2020	$430,000	$-	$-	$832,500	(2)	$-	$-	$1,262,500
Executive Vice Chair(4)	2019	$165,000	$-	$-	$1,724,100	(3)	$-	$-	$1,889,100

Luisa Puche	2020	$200,000	$80,000	$-	$-		$-	$-	$280,000
Chief Financial Officer(5)	2019	$97,101	$-	$92,250	$319,440		$-	$-	$508,791

Eric Leire	2020	$-	$-	$-	$-		$-	$-	$-
Former Chief Executive Officer(6)	2019	$316,388	$-	$-	$-		$-	$-	$316,388

Robert Wolfe	2020	$-	$-	$-	$-		$-	$-	$-
Former Chief Financial Officer(7)	2019	$160,314	$-	$-	$-		$-	$-	$160,314

(1)	Amounts shown do not reflect compensation actually received by the executive officer. Instead, the amounts shown are the total grant date valuations of stock option grants awarded during the year as determined pursuant to ASC Topic 718. The valuations are expensed for financial reporting purposes over the vesting period of the grant.
(2)	Represents the fair value of options to purchase 450,000 shares of common stock, which were granted on June 11, 2020 at the fair value at the grant date of $1.85 per share.
(3)	Represents the fair value of options to purchase 300,000 shares of common stock, which were granted on November 21, 2018 at the fair value at the grant date of $5.75 per share.
(4)	Dr. Dybul was not appointed as Executive Vice Chair until January 7, 2019, and prior to such date, all compensation received by Dr. Dybul was as a director rather than as an executive officer.
(5)	Ms. Puche was hired as Chief Financial Officer effective January 7, 2019. As part of her employment agreement, she was granted 15,000 Restricted Share Units at the fair value of $6.15 and options to purchase 60,000 shares of common stock that vest equally over a three-year period ending January 7, 2022, at the fair value at the grant date of $5.32 per share.
(6)	The Company terminated Dr. Leire on January 9, 2019. However, he was entitled to six months severance pay totaling $156,888 that was paid out prior to June 30, 2019.
(7)	The Company terminated Mr. Wolfe on January 9, 2019.

Arrangements with Named Executive Officers

During the year ended June 30, 2020, we had agreements in place with Dr. Dybul and Ms. Puche. A description of each agreement is set forth below.

Mark R. Dybul, M.D. Since January 7, 2019, when Dr. Dybul became our principal executive officer by virtue of his appointment as Executive Vice-Chair of the Board, Dr. Dybul received compensation as Executive Vice Chair of the Board under his Amended and Restated Director’s Agreement, as amended on May 1, 2019 (the “Director Agreement”), which calls for cash compensation of $430,000 per annum, and the grant of options to purchase 300,000 shares of common stock, which was granted on November 21, 2018. The Director Agreement does not provide for any payments or other benefits upon a change in control. Dr. Dybul was given a one-time grant of options to purchase 450,000 shares of common stock at a strike price of $8.00 per share on June 11, 2020.

On October 30, 2019, the Compensation Committee approved and presented to the Board an employment agreement whereby Dr. Dybul would serve as the Company’s Chief Executive Officer (the “Executive Employment Agreement”) which was recommended by the Board for approval by our shareholders. On October 31, 2019, our stockholders approved the Employment Agreement via written consent; however as of the date of this Proxy Statement, the Executive Employment Agreement has not been executed and Dr. Dybul continues to serve as Executive Vice-Chair under the Director Agreement. The Executive Employment Agreement, if executed, will contain customary payments and benefits upon termination of Dr. Dybul’s employment by the Company without cause, or for a termination of employment by Dr. Dybul for good reason, including in connection with a change in control as well as other terms more fully described in the Company’s Definitive Information Statement on Schedule 14A, filed with the SEC on November 12, 2019.

Luisa Puche. Pursuant to her offer letter from the Company, dated December 28, 2018 (the “Offer Letter”), Ms. Puche received an annual base salary of $200,000, and is eligible for a discretionary cash bonus, with a target of 40% of her base salary. Ms. Puche also received a grant of options to purchase 60,000 shares of Common Stock and 15,000 restricted stock units, each vesting in equal increments over three years. The Offer Letter provides for at will employment; provided however, that upon termination of Ms. Puche’s employment by the Company without cause, or for a termination of employment by Ms. Puche for good reason, she will receive six months’ salary and COBRA eligibility. Additionally, if the termination without cause or for good reason occurs within 12 months of a change in control, Ms. Puche will also be entitled to a pro-rata bonus and immediate vesting of any unvested options of restricted stock units. Ms. Puche received an increase in base salary to $275,000 following the completion of the 2020 fiscal year.

Outstanding Equity Awards as of June 30, 2020

The following table provides information concerning outstanding equity awards held by our named executive officers as of June 30, 2020.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)(1)
Mark R. Dybul, M.D. Executive Vice Chair	5,042	2,521	$8.00	02/27/2028	-	-
	5,226	-	$5.74	09/18/2028	-	-
	300,000	-	$6.50	11/21/2028	-	-
	-	450,000	$8.00	06/11/2030	-	-

Luisa Puche Chief Financial Officer	20,000	40,000	$6.15	01/7/2029	-	-
	-	-	-	-	10,000	$42,100

(1)	The unvested equity awards market value is computed using the closing share price of $4.21 on June 30, 2020.

Board Compensation

The table below sets forth the compensation earned by directors, all of whom are non-employees for services during the fiscal year ended June 30, 2020:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

René Sindlev	$45,000	$–	$31,345	$–	$76,345
Evelyn D’An	$83,000	$–	$43,467	$–	$126,467
Luc Debruyne (2)	$41,250	$–	$-	$–	$41,250
James Sapirstein	$80,500	$–	$43,467	$–	$123,967
Carl Sandler	$45,000	$–	$42,745	$–	$87,745
Carol Brosgart (3)	$34,500	$–	$43,297	–	77,797
Gregg Alton (3)	$38,750	$–	$43,297	–	82,047
Henrik Gronfeldt - Sorensen	$45,000	$–	$40,021	$–	$85,021
Total	$413,000	$–	$287,639	$–	$700,639

(1)	Amounts shown are not intended to reflect value actually received by the directors. Instead, the amounts shown are the total fair value of option awards granted in fiscal 2020 for financial statement reporting purposes, as determined pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718. These values are amortized as equity compensation expense over the vesting period of the grants.

(2)	Mr. Luc Debruyne resigned from the board of directors effective December 31, 2019. Compensation reflects two quarters of payments related to the annual base per his director agreement, and his additional compensation for committee membership. Equity grants issued to Mr. Debruyne during the fiscal year were forfeited upon resignation.

(3)	Dr. Carol Brosgart and Mr. Gregg Alton joined the board on December 27, 2019. Their compensation reflects two quarters of payments related to the annual base per their director agreement, and additional compensation for committee membership.

Narrative to Director's Compensation Table

In September of 2018, we revised our director compensation program to reflect competitive practices and our transition to a NASDAQ listed company. The resulting compensation package for our independent directors (who qualify as independent under the rules of The NASDAQ Capital Market and serve on committees of the Board) as of the date hereof is set forth in the table below. Directors who are not independent, or do not serve on committees are paid an annual cash fee of $45,000 and awarded options to purchase common stock valued at $45,000 per annum.

Compensation Element	Value
Retainer	$60,000
Audit Committee Chair Fee	$15,000
Compensation Committee Chair Fee	$10,000
Nominating Committee Chair Fee	$10,000
Audit Committee Member Fee	$7,500
Compensation Committee Member Fee	$5,000
Nominating Committee Member Fee	$4,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following sets forth information regarding the beneficial ownership of our common stock as of October 21, 2020 by:

●	each person to be known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership of the Common Stock is determined in accordance with the rules of the SEC and includes any shares of Common Stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock held by them. Applicable percentage ownership in the following table is based on 46,636,976 shares of Common Stock outstanding as of October 21, 2020, excluding 1,438,122 shares of Common Stock issuable only upon the exercise of warrants by other warrant holders (see footnotes 2 and 3 to the table below), plus any securities that the individuals included in this table have the right to acquire within 60 days of October 21, 2020.

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

	Enochian Biosciences Inc.
Name of Beneficial Owner	Number of Shares	% Ownership

Directors/Officers:
Renè Sindlev, Chairman of the Board (1)	9,691,089	20.77%
Mark Dybul, Executive Vice Chair of the Board (2)	376,284	* %
Luisa Puche, Chief Financial Officer (3)	25,000	* %
Carl Sandler, Director (4)	8,386,795	17.98%
Carol Brosgart	-	* %
Gregg Alton	-	* %
James Sapirstein, Director (5)	22,227	* %
Evelyn D’An, Director (5)	22,227	* %
Henrik Grønfeldt-Sørensen, Director (6)	62,375	* %
Directors/Officers Total (9 persons):	18,585,997	39.49%
5% Shareholders who are not Directors or Officers:
Weird Science, LLC	4,900,114	10.51%
RS Bio ApS	9,668,351	20.73%
Serhat Gumrukcu (7)	10,446,171	22.40%
Anderson Wittekind (8)	8,298,170	17.90%
5% Shareholders who are not Directors or Officers Total:	28,412,692	60.92%
Total:	32,407,486	69.49%

*	Indicates less than 1%.
(1)	Includes 9,668,351 shares of Common Stock owned of record by RS Bio ApS, a Danish entity, and options to purchase 22,738 shares of Common Stock exercisable within 60 days of October 21, 2020 owned of record by Mr. Sindlev. Mr. Sindlev, our Chairman of the Board, holds the sole voting and disposition power of the shares owned by RS Bio ApS
(2)	Includes 66,016 shares of Common Stock and options to purchase 310,268 shares of Common Stock exercisable within 60 days of October 21, 2020. Excludes 4,104 shares of Common Stock issuable only upon the exercise of warrants that remain outstanding as contingent consideration.
(3)	Includes 5,000 shares of Common Stock and options to purchase 20,000 shares of Common Stock exercisable within 60 days of October 21, 2020
(4)	Includes 4,900,114 shares of Common Stock owned of record by Weird Science, LLC, 3,471,056 shares of Common Stock owned of record by Mr. Sandler and options to purchase 15,605 shares of Common Stock exercisable within 60 days of October 21, 2020 owned of record by Mr. Sandler. Excludes 1,438,122 shares of Common Stock issuable only upon the exercise of warrants that remain outstanding as contingent consideration to Weird Science. Mr. Sandler, a director, is also a member and a manager of Weird Science and has shared voting and disposition power with W. Anderson Wittekind of the shares owned by Weird Science, LLC.
(5)	Includes options to purchase 22,227 shares of Common Stock exercisable within 60 days of October 21, 2020.
(6)	Includes 50,000 shares of Common Stock owned of record by Greenfield Holding ApS, a Danish entity, and options to purchase 12,375 shares of Common Stock exercisable within 60 days of the date hereof. Mr. Grønfeldt, our Director, holds the sole voting and disposition power of the shares owned by Greenfield Holding ApS. Excludes 9,668,351 shares of Common Stock owned of record by RS Bio ApS, a Danish entity, of which Mr. Grønfeldt is an officer but over which he exercises no voting or disposition power. Mr. Sindlev holds the sole voting and disposition power of the shares owned by RS Bio ApS.
(7)	Excludes 8,298,170 shares of Common Stock owned by Mr. Gumrukcu's spouse, to which Mr. Gumrikcu disclaims beneficial ownership
(8)	Includes 4,900,114 shares of Common Stock owned of record by Weird Science, LLC, 2,398,056 shares of Common Stock owned of record by Mr. Wittekind and 1,000,000 shares held in trust over which Mr. Wittekind has sole voting and disposition power. Mr. Wittekind is a member and a manager of Weird Science and has shared voting and disposition power with Carl Sandler of the shares owned by Weird Science, LLC. Excludes 1,438,122 shares of Common Stock issuable only upon the exercise of warrants that remain outstanding as contingent consideration to Weird Science, and 10,446,171 shares of Common Stock owned by Mr. Wittekind's spouse, to which Mr. Wittekind disclaims beneficial ownership.

The following table provides information, as of June 30, 2020, regarding the number of shares of Company common stock that may be issued pursuant to equity incentive plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:	1,105,442	$6.78	6,055,557	(1)
Equity compensation plans not approved by security holders
Total	1,105,442	$6.78	6,055,557	(1)

(1)	On February 6, 2014, the Board adopted the Company’s 2014 Equity Incentive Plan (the “Plan”), and the Company had reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the Plan. On October 30, 2019, the Board approved and on October 31, 2019, the Company’s shareholders adopted the Enochian’s 2019 Equity Incentive Plan (the “2019 Plan”), which replaced the 2014 Plan. The 2019 Plan authorized options to be awarded to not exceed the sum of (1) 6,000,000 new shares, and (2) the number of shares available for the grant of awards as of the effective date under the 2014 Plan that, after the effective date of the 2019 Plan expires, or is terminated, surrendered, or forfeited for any reason without issuance of shares. The remaining shares available for grant related to the 2014 Plan was of 655,769 as of the effective date, this amount along with the new 6,000,000 shares totaled 6,655,769 shares available to grant immediately after the effective date of the 2019 Plan. Pursuant to the 2019 Plan, the Company granted total options and restricted share units, net of cancellations, of 600,212, pursuant to the 2019 plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Described below are transactions or series of transactions that occurred from July 1, 2019 through the date of this Amendment (the “Reporting Period”) between us and our executive officers, directors or the beneficial owners of 5% or more of our Common Stock, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or 1% of the average of our total assets as of year-end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments, and will continue until the services are no longer rendered or the agreement is terminated. G-Tech is controlled by Dr. Serhat Gümrükcü and Anderson Wittekind, shareholders of the Company. For the year ended June 30, 2020, $1,125,000 paid to G-Tech pursuant to the G-Tech Agreement.

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

The cash funding for research costs pursuant to the HBV License Agreement consist of monthly payments amounting to $144,500 that cover scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. During the year ended June 30, 2020, the Company paid $722,500 for scientific staffing resources and $300,000 for materials.

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

Director Independence

The NASDAQ listing standards provide that an independent director is one who the Board affirmatively determines is free of any relationship that would interfere with that individual’s exercise of independent judgment. The Board has determined that Mr. Sapirstein, Mr. Sandler, Mr. Alton, Dr. Brosgart and Ms. D’An are each independent as defined in the listing standards of NASDAQ. In making such determinations, the Board has concluded that none of these directors has an employment, business, family or other relationship, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accounting Fees and Services

The following information sets forth fees billed to us by Sadler, Gibb & Associates, LLC (“Sadler”) during the years ended June 30, 2020 and June 30, 2019 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements (“Audit Fees”), (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees (“Audit-Related Fees”), (iii) services rendered in connection with tax compliance, tax advice and tax planning (“Tax Fees”), and (iv) services rendered by Sadler other than the foregoing (“Other Fees”).

Audit Fees

For the fiscal year ended June 30, 2020 Sadler billed an aggregate of and $77,089 in Audit Fees. For the fiscal year ended June 30, 2019, Sadler billed an aggregate of $79,089 in Audit Fees.

Audit-Related Fees

None.

Tax and Other Fees

None.

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

During the year ended June 30, 2020, all services performed by Sadler were pre-approved by the Audit Committee.

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

Date: October 28, 2020	ENOCHIAN BIOSCIENCES, INC.

	By:	/s/ Mark Dybul, M.D.
Mark Dybul, M.D.
Executive Vice Chair
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark Dybul	Director and Executive Vice Chair	October 28, 2020
Mark Dybul	(Principal Executive Officer)

/s/ Luisa Puche	Chief Financial Officer	October 28, 2020
Luisa Puche	(Principal Financial and Accounting Officer)

/s/ René Sindlev	Director and Chairman of the Board	October 28, 2020
René Sindlev

/s/ Henrik Grønfeldt-Sørensen	Director	October 28, 2020
Henrik Grønfeldt-Sørensen

/s/ Carl Sandler	Director	October 28, 2020
Carl Sandler

/s/ Evelyn D’An	Director	October 28, 2020
Evelyn D’An

/s/ Gregg Alton	Director	October 28, 2020
Gregg Alton

/s/ Carol Brosgart	Director	October 28, 2020
Carol Brosgart