Form 10-Q
period 2020-09-30
Enochian Biosciences Inc
filed 2020-11-12
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 12, 2020, the number of shares of the registrant’s common stock outstanding was 46,636,976.

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

The results for the period ended September 30, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2020, filed with the Securities and Exchange Commission on September 23, 2020.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2020	2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$5,965,661	$8,696,361
Other receivables		1,982
Prepaid expenses	99,872	242,866
Total Current Assets	6,065,533	8,941,209

Property and equipment, net	751,573	778,118

OTHER ASSETS
Definite life intangible assets, net	76,834	77,323
Indefinite life intangible assets	154,824,000	154,824,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	137,550	137,550
Right of use assets	1,637,878	1,703,859
Total Other Assets	168,316,262	168,382,732

TOTAL ASSETS	$175,133,368	$178,102,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$282,376	$592,877
Accrued expenses	273,345	470,636
Current portion of operating lease liabilities	276,456	271,285
Total Current Liabilities	832,177	1,334,798

NON-CURRENT LIABILITIES
Contingent Consideration Liability	2,755,034	3,182,434
Leases liabilities, non-current	1,461,156	1,531,779
Convertible Notes Payable-LT	1,200,000	1,200,000
Notes payable - LT, net of discount	4,654,765	4,580,787

Total Liabilities	$10,903,132	11,829,798

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 100,000,000 shares authorized, 46,636,976 shares issued and outstanding at September 30, 2020; 46,497,409 shares issued and outstanding at June 30, 2020	4,664	4,650
Additional paid-in capital	230,823,367	230,497,225
Accumulated deficit	(66,584,768)	(64,188,198)
Accumulated other comprehensive loss	(13,027)	(41,416)
Total Stockholders’ Equity	164,230,236	166,272,261

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,133,368	$178,102,059

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES CONDENSED

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended
	September 30,
	2020	2019
Revenues	$—	$—

Cost of Goods Sold	$—	$—

Gross profit (Loss)	$—	$—

Operating Expenses
General and administrative expenses	1,777,923	1,900,812
Research and development expenses	1,050,376	520,192
Depreciation and amortization	30,458	21,481

Total Operating Expense	$2,858,757	$2,442,485

LOSS FROM OPERATIONS	$(2,858,757)	$(2,442,485)

Other Income (Expense)
Change in fair value of contingent consideration	427,400	(1,942,000)
Interest income (expense)	(92,313)	—
Gain (loss) on currency transactions		286,755
Interest and other income	4,306	14,553
Total Other Income (Expense)	339,393	(1,640,692)

Loss Before Income Taxes	(2,519,365)	(4,083,177)

Income Tax Benefit	$122,794	$—

NET LOSS	$(2,396,570)	$(4,083,177)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	46,605,118	46,241,315

See accompanying notes to the unaudited condensed consolidated financial statements

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months
	Ended
	September 30,
	2020	2019
Net Loss	$(2,396,570)	$(4,083,177)
Foreign Currency Translation, Adjustments	28,389	(278,656)

Other Comprehensive Loss	$(2,368,181)	$(4,361,833)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2020	46,497,409	$4,650	$230,497,225	$(64,188,198)	$(41,416)	$166,272,261
Stock-based compensation			326,156			326,156
Issuance of commitment shares	139,567	14	(14)	—	—	—
Net Loss	—	—	—	(2,396,570)	—	(2,396,570)
Foreign Currency Translation Adjustment	—	—	—	—	28,389	28,389
September 30, 2020	46,636,976	$4,664	$230,823,367	$(66,584,768)	$(13,027)	$164,230,236

July 1, 2019	45,273,924	$4,527	$225,765,432	$(52,771,840)	$101,818	$173,099,937

Stock issued pursuant to warrants exercised	500,000	50	999,950	—	—	1,000,000
Contingent Share issued pursuant to Acquisition Agreement	500,000	50	2,209,950	—	—	2,210,000
Stock-based compensation			234,010	—	—	234,010
Net Loss	—	—	—	(4,083,177)	—	(4,083,177)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	—	—	—	—	(278,656)	(278,656)
September 30, 2019	46,273,924	$4,627	$229,209,342	$(56,855,017)	$(176,838)	$172,182,114

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2020	2019
NET LOSS	$(2,396,570)	$(4,083,177)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	30,458	21,481
Change in contingent consideration liability	(427,400)	1,942,000
Stock Based Compensation Expense	326,156	234,010
ROU assets	65,981	68,866
Amortization of Discount of Notes Payable	73,978	—
CHANGES IN ASSETS AND LIABILITIES:
Other Receivables	1,982	6,098
Prepaid Expenses/Deposits	142,994	135,793
Accounts Payable	(310,501)	71,022
Accrued Expenses	(197,291)	(136,424)
Operating Lease Liabilities	(65,452)	(60,256)
NET CASH USED IN OPERATING ACTIVITIES	$(2,755,665)	$(1,800,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(68,616)
NET CASH USED IN INVESTING ACTIVITIES	$—	$(68,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	1,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	$—	$1,000,000

(Loss) on Currency Translation	$24,965	$(274,769)

NET CHANGE IN CASH	$(2,730,700)	(1,143,972)

CASH, BEGINNING OF PERIOD	$8,696,361	$12,282,224

CASH, END OF PERIOD	$5,965,661	$11,138,252

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the quarter end for:
Interest	$42,365	—
Income Taxes	$37	—

Non-cash operating, investing and financing Activities:
Contingent Shares issued in connection with Acquisition Agreement	$—	$2,210,000

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business– Enochian BioSciences Inc., (“Enochian”, or “Registrant”, and together with its subsidiaries, the “Company”, “we” or “us”) is a pre-clinical stage biotechnology company committed to using our genetically modified cellular and immune-therapy technologies to prevent or potentially cure HIV, Hepatitis B (HBV), and to provide potentially life-long cancer remission of some of the deadliest cancers.

Basis of Presentation- The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2020 and 2019 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2020 audited financial statements. The results of operations for the periods ended September 30, 2020 and 2019 are not necessarily indicative of the operating results for the full year.

Consolidation - For the three months ended September 30, 2020 and 2019, the consolidated financial statements include the accounts and operations of the Registrant, and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

Reclassification–Certain amounts in the prior period financial statements have been reclassified to conform to the current presentation. For the three months ended September 30, 2019, we reclassified consulting expense of $31,850, to general and administrative expenses.

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

COVID-19- During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly affected the economic conditions in the U.S. A number of states, counties and municipalities issued orders requiring persons who were not engaged in essential activities and businesses to remain at home. On March 27, 2020, the US enacted the Coronavirus Aid, Relief and Economic Security Aid (“CARES Act”) to help stimulate an economic recovery; however, there are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. No one knows what over-all effects the COVID-19 pandemic will have on economic conditions during the remainder of the fiscal year.

Our senior management team is monitoring COVID-19’s impact daily and will continue to adjust our operations as necessary. However, the impact of this event on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

Functional Currency & Foreign currency translation - The functional currency of Enochian Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended September 30, 2020, and June 30, 2020, and September 30, 2019. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents —The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured States amounts at September 30, 2020 and June 30, 2020 of $5,965,661 and $8,696,361, respectively.

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

Indefinite life intangible assets include license agreements and goodwill. The Company accounts for indefinite life intangible assets in accordance with ASC 350, “Goodwill and Other Intangible Assets”. License agreement costs represent the Fair Value of the license agreement on the date acquired and are tested annually for impairment. The fair value analysis performed on the license agreements, and the fair value analysis performed on goodwill supported that both indefinite life intangible assets are not impaired as of June 30, 2020, and no impairment is deemed necessary as of September 30, 2020. (See Note 4)

Goodwill —Goodwill is not amortized but is evaluated for impairment annually as of June 30th or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

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

The carrying value of goodwill at September 30, 2020, was $11,640,000. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

Leases — In accordance with ASC Topic 842, the Company determined the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter. The lease terms include any renewal options and termination options that the Company is reasonably assured to exercise, if applicable. The present value of lease payments is determined by using the implicit interest rate in the lease, if that rate is readily determinable; otherwise, the Company develops an incremental borrowing rate based on the information available at the commencement date in determining the present value of the future payments.

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

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of the HIV, HBV, and Cancer therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV, HBV, and Cancer. Research and development expenses for the three months ended September 30, 2020 and 2019, amounted to $1,050,376, and $520,192, respectively.

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes. During the quarter ended September 30, 2020, the Company’s Danish subsidiary received a payment for an R&D tax credit owed under Danish statutory tax laws in the amount of $122,831.

Loss Per Share — The Company calculates earnings/(loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock, par value 0.0001 per share (“Common Stock”) outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three ended September 30, 2020 and 2019, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 4,115,883 and 3,441,375 potential shares of Common Stock excluded from the Diluted EPS calculation as of September 30, 2020 and September 30, 2019.

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

The Company adopted ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements, which amends certain disclosures requirements over fair value measurements. Under the new guidance, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy or valuation processes for Level 3 fair value measurements. However, public companies will be required to disclose the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and related changes in unrealized gains and losses included in other comprehensive income. The Company adopted this guidance on July 1, 2020, and there was no material impact to its condensed consolidated financial statement disclosures (See Note 2-Fair Value of Financial Instruments for more information about the Company’s fair value classifications.)

Stock Options and Restricted Share Units - The Company has granted stock options, restricted share units (“RSU’s) and warrants. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation - Stock Compensation. Stock based compensation costs for the vesting of options and RSU’s granted to officers, board members, employees and consultants for the three months ended September 30, 2020 and 2019 were $326,156 and $234,010, respectively.

Stock-Based Compensation -The Company records stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period. No shares were issued for services for the three months ended September 30, 2020 and 2019.

Recent Adopted Accounting Pronouncements

The Company adopted ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements, as of July 1, 2020 (Note 2).

Other recent accounting pronouncements issued by the FASB do not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — FAIR VALUE MEASUREMENT — The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The were no Level 1, 2 or 3 assets, nor and Level 1 or 2 liabilities as of September 30, 2020.

Level 3 liabilities held as of September 30, 2020 consisted of a contingent consideration liability related to the February 16, 2018 acquisition of Enochian BioPharma (the “Acquisition”). As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive Contingent Shares pro rata upon the exercise of warrants, which were outstanding at closing. The contingent consideration liability was recorded at fair value of $21,516,000 at the time of acquisition and is subsequently remeasured to fair value at each reporting period. At September 30, 2020, 1,438,122 Contingent Shares are issuable in connection with the Acquisition of Enochian Biopharma.

The fair value of the contingent consideration liability is estimated using an option-pricing model. The key inputs to the model are all contractual or observable with the exception being volatility, which is computed, based on the Company’s underlying stock. The key inputs to valuing the contingent consideration liability on the date of acquisition and as of September 30, 2020, include the Company’s stock price on the valuation date of $3.58; the exercise price of the warrants of $1.30, the risk-free rate of .13% the expected volatility of the Company’s Common Stock of 99.3%, the digital call rate 54%, and the 1,438,122 of contingent shares remaining at the end of the period. Fair Value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, investments, accounts payable, accrued expenses, capital lease obligations and notes payable approximates their recorded values due to their short-term maturities.

The following table sets forth the Level 3 liability at September 30, 2020, which is recorded on the balance sheet at fair value on a recurring basis. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable
	(Level 1)	(Level 2)	(Level 3)
Contingent Consideration Liability	—	—	$2,755,034
The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2020	—	—	$3,182,434
Contingent Shares issued pursuant to the Acquisition Agreement	—	—	$—
Fair value adjustment	—	—	$(427,400)
Balance September 30, 2020	—	—	$2,755,034

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROPERTY AND EQUIPMENT

	Useful Life	September 30, 2020	June 30, 2020
Lab Equipment and Instruments	4-7	$534,527	$534,527
Leasehold Improvements	10	$224,629	224,629
Furniture Fixtures and Equipment	4-7	$171,975	$171,975
Total		$931,131	$931,131
Less Accumulated Depreciation		$(179,558)	$(153,013)
Net Property and Equipment		$751,573	$778,118

During the three months ended September 30, 2020, and 2019, respectively, the Company had depreciation expense of $26,545, and $21,481, respectively.

NOTE 4 —INTANGIBLE ASSETS

At September 30, 2020 and June 30, 2020, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $76,834 and $77,323, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three months ended September 30, 2020 and 2019 was $3,913 and zero, respectively.

At September 30, 2020 and 2019, indefinite life intangibles assets consisted of a licenses agreements classified as In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible asset provides economic benefit, and goodwill.

At September 30, 2020 and June 30, 2020, definite and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2020	Period Change		Effect of Currency Translation	September 30, 2020
Definite Life Intangible Assets
Patents	20 Years	$299,175	$		13,247	312,422
Less Accumulated Amortization		$(221,852)		$(3, 913)	(9,823)	(235,588)
Net Definite-Life Intangible Assets		$77,323		$(3,913)	3,424	76,834

Indefinite Life Intangible Assets
License Agreement		$154,824,000				$154,824,000
Goodwill		$11,640,000				$11,640,000
Total Indefinite Life Intangible Assets		$166,464,000				$166,464,000

Year ending September 30,
2021	$11,241
2022	$15,154
2023	$15,154
2024	$15,154
2025	$15,154
Thereafter	$4,977
Total	$76,834

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

On June 19, 2018, the Registrant entered into a Lease Agreement for a term of ten years from September 1, 2018 with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet. On February 20, 2019, the Registrant entered into an Addendum to the original Lease Agreement with an effective date of December 1, 2019, where it expanded the lease area to include another 1,101 square feet for a total rentable 3,554 square feet. The base rent increases by 3% each year, and ranges from $17,770 per month for the remainder of the first year to $23,186 per month for the tenth year. The equalized monthly lease payment for the term of the lease is $20,050. The Company was entitled to $148,168 in contributions toward tenant improvements.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 27 months and 83 months. As of September 30, 2020, the weighted-average remaining term is 6.24 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of September 30, 2020, the weighted-average discount rate is 3.99%.

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

For the three months ended September 30, 2020, and September 30, 2019, lease expense charged to general and administrative expenses amounted to $89,684 and $101,521, respectively.

Below are the lease commitments for the next 5 years and thereafter:

Year Ending June 30th	Lease Expense
2021	$255,137
2022	$348,495
2023	$298,305
2024	$246,004
2025	$253,384
Thereafter	$574,821
Less imputed interest	(238,535)
Total	$1,737,611

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — NOTES PAYABLE

Convertible Notes Payable

On February 6, 2020, the Company issued two Convertible Notes (the “Convertible Notes”) to an existing stockholder of the Company each with a face value amount of $600,000, convertible into shares of the Company’s Common Stock. The outstanding principal amount of the Convertible Notes is due and payable on February 6, 2023. Interest on the Convertible Notes commenced accruing on the date of issuance at six percent (6%) per annum, computed on the basis of twelve 30-day months, and is compounded monthly on the final day of each calendar month based upon the Principal and all accrued and unpaid Interest outstanding as of such compound date. The interest is payable in cash on a semi-annual basis.

The holder of the Convertible Notes has the right at any time prior to the date that is twelve months from issuance to convert all or any part of the outstanding and unpaid Principal and all unpaid Interest into shares of the Company’s Common Stock. The conversion price is equal to $12.00 per share of Common Stock. The Company evaluated the Convertible Notes in accordance with ASC 470-20 and identified that they each contain an embedded conversion feature that shall not be bifurcated from the host document (i.e., the Convertible Notes) as they are not deemed to be readily convertible into cash. All proceeds received from the issuance have been recognized as a liability on the balance sheet. The Convertible Notes balance as of September 30, 2020 and June 30, 2020, was $1,200,000.

Note Payable

On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Unsecured Note”) to Paseco APS, a Danish limited company and an existing stockholder of the Company. The principal amount of the Note will be payable on November 30, 2021 (the “Maturity Date”) and bears interest at a fixed rate of 6% per annum, computed based on the number of days between the Issuance Date and the Maturity Date, which was prepaid by the Company in full on the Issuance Date through the issuance of 188,485 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $501,370. The Company evaluated the Unsecured Note and PIK interest in accordance with ASC 470-Debt and ASC 835-Interest, respectively. Pursuant to ASC 470-20, proceeds received from the issuance are to be recognized at their relative fair value, thus the liability is shown net of the corresponding discount of $493,192, which is the relative fair value of the shares issued for the PIK interest on the closing date using the effective interest method. The discount will be accreted over the life of the Unsecured Note. The Note Payable balance, net of discount at September 30, 2020 is $4,654,765.

For the three months ended September 30, 2020, the Company recorded accrued interest and interest expense in the amount of $6,000, and $92,313, respectively. The interest expense includes $73,978 related to the amortization of the discount related to the Unsecured Note. These amounts are reflected in accrued expenses and general and administrative expenses.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. At September 30, 2020, and June 30, 2020, there were zero shares issued and outstanding.

Common Stock — The Company has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. At September 30, 2020, and June 30, 2020, there were 46,636,976 and 46,497,409 shares issued and outstanding, respectively.

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

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Purchase Agreement with Lincoln Park Capital

On July 8, 2020, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $20,000,000 of shares of our Common Stock from time to time from August 1, 2023.

Under the Purchase Agreement, we may direct Lincoln Park, at our sole discretion subject to certain conditions, to purchase up to 200,000 shares of Common Stock on any business day (a “Regular Purchase”). The amount of a Regular Purchase may be increased under certain circumstances up to 125,000 shares of Common Stock, provided that Lincoln Park’s committed obligation for Regular Purchases on any business day shall not exceed $1,000,000. In the event we purchase the full amount allowed for a Regular Purchase on any given business day, we may also direct Lincoln Park to purchase additional amounts as accelerated and additional accelerated purchases. The purchase price of shares of Common Stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement.

Our sale of shares of Common Stock to Lincoln Park subsequent to the Amendment Date is limited to 12,016,457 shares of Common Stock, representing 19.99% of the shares of the Common Stock outstanding on the Amendment Date unless (i) stockholder approval is obtained, (ii) the average price of all applicable sales to Lincoln Park under the Purchase Agreement equals or exceeds the lower of (A) the closing price of the Common Stock on the Nasdaq Capital Market immediately preceding the date of the Purchase Agreement or (B) the average of the closing prices on the Nasdaq Capital Market for the five Business Days immediately preceding the date of the Purchase Agreement or (ii) to the extent it would cause Lincoln Park to beneficially own more than 9.99% of the Company’s outstanding shares of Common Stock at any given time.

In consideration for entering into the Purchase Agreement, we issued 139,567 shares of Common Stock to Lincoln Park as a commitment fee on July 21, 2020.

During the three months ended September 30, 2020, we did not sell any shares of Common Stock to Lincoln Park under the Purchase Agreement.

Common Stock Issuances —

As of September 30, 2020, there were no other Common Stock issuances outside of the 139,567 shares of Common Stock issued to Lincoln Park as a commitment fee.

On July 3, 2019, the Registrant issued 500,000 shares of Common Stock valued at the price of $2.00 strike price per share pursuant to the exercise of vested options for total proceeds of $1.0 million.

On July 3, 2019, the Registrant issued 500,000 shares of Common Stock valued at the price of $4.42 per share in connection with the acquisition of Enochian Biopharma. This non-cash transaction impacted shareholders’ equity in the amount of $2.2 million.

Acquisition of Enochian Biopharma / Contingently issuable shares — On February 16, 2018, the Acquisition was completed when the subsidiary merged with and into Enochian Biopharma, with Enochian Biopharma as the surviving corporation. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive Contingent Shares pro rata upon the exercise or conversion of warrants, which were outstanding at closing. At September 30, 2020, 1,438,122 Contingent Shares are issuable in connection with the Acquisition of Enochian Biopharma.

Acquisition of Enochian Denmark —   At September 30, 2020 and June 30, 2020, the Company maintained a reserve of 77,249 and 82,237 shares of Common Stock of the Registrant held in escrow according to Danish law (the “Escrow Shares”), respectively, all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Enochian Denmark held by non-consenting shareholders of Enochian Denmark on both September 30, 2020 and June 30, 2020, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. There have been 107,804 shares of Common Stock issued to non-consenting shareholders of Enochian Denmark as of September 30, 2020. During the three months ended September 30, 2020, the Company issued 4,988 shares of Common Stock to such non-consenting shareholders of Enochian Denmark, respectively. There is no impact on outstanding shares as these shares are reflected as issued and outstanding.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Recognition of Options

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Enochian Biosciences Inc.
Expected term (in years)	5.5
Volatility	79.92%-80.03%
Risk free interest rate	0.26%-.34%
Dividend yield	0%

The Company recognized stock-based compensation expense related to the options of $316,950 and $226,266 for the three months ended September 30, 2020 and year ended 2019, respectively. At September 30, 2020, the Company had approximately $836,754 of unrecognized compensation cost related to non-vested options.

Plan Options

On February 6, 2014, the Board adopted the Company’s 2014 Equity Incentive Plan (the “Plan”), and the Company had reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the Plan.

On October 30, 2019, the Board approved and on October 31, 2019, the Company’s shareholders adopted the Enochian’s 2019 Equity Incentive Plan (the “2019 Plan”), which replaced the 2014 Plan. The 2019 Plan authorized options to be awarded to not exceed the sum of (1) 6,000,000 new shares of Common Stock, and (2) the number of shares of Common Stock available for the grant of awards as of the effective date under the 2014 Plan that, after the effective date of the 2019 Plan, expires, or is terminated, surrendered, or forfeited for any reason without issuance of shares. The remaining shares of Common Stock available for grant related to the 2014 Plan was of 655,769 as of the effective date, this amount along with the new 6,000,000 shares totals 6,655,769 shares of Common Stock available to grant immediately after the effective date of the 2019 Plan.

For the three months ended September 30, 2020, the Company granted annual options to purchase 24,196 shares of Common Stock to members of the Board of Directors and Scientific Advisory Board with a one-year vesting period. Options will be exercisable at the market price of the Company’s Common Stock on the date of the grant.

For the three months ended September 30, 2019, the Company granted annual options of 13,470 to members of the Board of Directors and Scientific Advisory Board with a one-year vesting period pursuant to their contracts, and granted 20,000 fully vested options to senior employees in pursuant to the 2014 Plan. Options will be exercisable at the market price of the Companys common stock on the date of the grant.

To date the Company has granted options under the 2019 Plan (“Plan Options”) to purchase 1,129,638 shares of Common Stock.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the Plan Options and Grant Warrants outstanding at September 30, 2020 is presented below:

Options Outstanding				Options Exercisable
	Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$2.69	55,762	9.44	$2.69	—	—	$—
	$3.26	23,006	9.42	$3.26	—	—	$—
	$3.84	11,719	9.84	$3.84	—	—	$—
	$3.85	5,195	9.84	$3.85	—	—	$—
	$3.95	5,063	7.84	$3.95	5,063	7.84	$3.95
	$4.12	7,282	9.80	$4.12	—	—	$—
	$4.63	10,000	8.90	$4.63	10,000	8.90	$4.63
	$4.80	50,749	9.25	$4.80	—	—	$—
	$4.85	4,124	8.90	$5.00	4,124	8.90	$5.00
	$4.90	9,183	8.86	$4.90	9,183	8.86	$4.90
	$5.00	6,000	8.90	$5.00	6000	—	$5.00
	$5.74	15,679	7.97	$5.74	15,679	7.97	$5.74
	$5.80	7,759	8.03	$5.80	7,759	8.03	$5.80
	$6.15	60,000	8.69	$6.15	20,000	8.69	$6.15
	$6.25	24,001	8.44	$6.25	24,001	8.44	$6.25
	$6.50	300,000	8.15	$6.50	300,000	8.15	$6.50
	$6.95	4,317	8.53	$6.95	4,317	8.53	$6.95
	$7.10	10,563	8.42	$7.10	10,563	8.42	$7.10
	$8.00	519,235	9.42	$8.00	55,695	7.60	$8.00
Total	$—	1,129,638	8.96	$6.72	472,385	8.17	$6.50

A summary of the status of the Plan Options at September 30, 2020 and changes since July 1, 2020 are presented below:

		Weighted Average	Average	Weighted Average
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at beginning of period	1,105,442	$6.78	9.19	$107,931
Granted	24,196	$3.93	10.0	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at end of period	1,129,638	$6.72	8.96	$56,990
Vested and expected to vest				-
Exercisable end of period	472,385	$6.50	8.17	$-

At September 30, 2020, the Company had 472,385 exercisable Plan Options. The total intrinsic value of options at September 30, 2020 is zero.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) at September 30, 2020 (for outstanding options), less the applicable exercise price.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Common Stock Purchase Warrants

A summary of the shares of Common Stock, which can be purchased related to the underlying the warrants outstanding for the three-month period as of September 30, 2020, is presented below:

		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life

Outstanding at beginning of period	1,438,122	$1.42	1.74
Granted
Exercised	-	-	-
Cancelled/Expired	-	-	-
Outstanding at end of period	1,438,122	$1.42	1.74
Exercisable end of period	1,438,122	$1.42	1.74

	Equivalent Shares	Underlying Warrants	Outstanding	Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weight Average Remaining Contractual Life (years)	Weight Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	1,413,122	1.76	$1.30	1,413,122	$1.30
$8.00	25,000	.37	$8.00	25,000	$8.00

Total	1,438,122	1.74	$1.42	1,438,122	$1.42

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

Restricted Stock Units (RSUs)

The Company recognized stock-based compensation expense related to the RSUs of $9,206 and $7,744 for the three months ended September 30, 2020 and 2019, respectively

A summary of the status of Restricted Stock Units outstanding at September 30, 2020 is presented below:

		Weighted Average		Weighted Average	Weighted Average
	Shares	Issuance Price		Remaining Life	Intrinsic Value

Outstanding at beginning of period	10,000		$6.15	.77	$—
Granted		$			$—
Exercised		$
Cancelled/Expired		$			$—
Outstanding at end of period	10,000		$6.15	.77	$—
Exercisable end of period	—		$—	—	$—

	Restricted Stock Units Outstanding
Grant Price	Stock Units	Weight Average Remaining Contractual Life (years)	Weight Average Issuance Price
6.15	10,000	.77	$6.15
Total	10,000	.77	$6.15

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Consulting Agreements –

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments, and will continue until the services are no longer rendered or the agreement is terminated. G-Tech is controlled by certain members of Weird Science. For the three months ended September 30, 2020 and 2019, $50,000 and $375,000 was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement, respectively.

On January 31, 2020, the Company entered into a Statement of Work & License Agreement (the “HBV License Agreement”) by and among the Company, G Tech Bio, LLC, a California limited liability company (“G Tech”), and G Health Research Foundation, a not for profit entity organized under the laws of California doing business as Seraph Research Institute (“SRI”), whereby the Company acquired a perpetual, sublicensable, exclusive license (the “HBV License”) for a treatment under development (the “Treatment”) aimed to treat Hepatitis B Virus (HBV) infections in accordance with its agreement in principle with G-Tech and SRI.

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

The cash funding for research costs and equipment pursuant to the HBV License Agreement consist of monthly payments amounting to $144,500 that cover scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. During the three months ended September 30, 2020, the Company paid $433,500 for scientific staffing resources and $400,000 for mouse studies conducted by a collaborating partner.

The HBV License Agreement contains customary representations, warranties and covenants of the parties with respect to the development of the Treatment and the HBV License. G Tech and SRI are each controlled by certain members of Weird Science, LLC, a shareholder of the Company.

Shares held for non-consenting shareholders – The 77,249 remaining shares of Common Stock have been reflected as issued and outstanding in the accompanying financial statements. There were 4,988 shares of Common Stock issued to such non-consent shareholders during the three months ended September 30, 2020. (See Note 7)

Employment and Service Agreements  - The Company has an agreement with the Executive Vice-Chair, where he fulfills the duties as prescribed by the Company’s bylaws and receives annual compensation in the amount of $430,000, plus 300,000 options that vested immediately. Dr. Dybul was given a one-time grant of options to purchase 450,000 shares of Common Stock at a strike price of $8.00 per share on June 11, 2020. The Company executed a consulting agreement for services for a Senior Medical Advisor of $210,000 on a part-time basis. The Company maintains employment agreements with other staff in the ordinary course of business.

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

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report. There have been no subsequent events of a significant and reportable nature as of November 12, 2020.

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

To date, our operations have been funded by sales of our securities and the issuance of debt. Sales revenue will not support our current operations, and we expect this to be the case until our therapies or products are approved for marketing in the United States and Europe. Even if we are successful in having our therapies or products approved for sale in the United States and Europe, we cannot guarantee that a market for the product will develop. We may never be profitable.

Human Immunodeficiency Virus, or HIV, and Acquired Immunodeficiency Syndrome, or AIDS

HIV attacks the bodys own immune system, specifically killing off CD4+ cells, or T-cells. Left untreated, HIV reduces the number of T-cells in the body, leading to AIDs, a condition where the body cannot fight off common infections and disease.

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

ENOB-HV-01 is a novel, proprietary approach with the potential to overcome the failures of recent efforts. The intervention: 1) provides gene-modified, reinfused cells with a competitive advantage over non-modified cells in the HIV-positive person, with the potential to significantly increase engraftment; and 2) avoids the need for myeloablative chemotherapy and, in fact, could potentially be given on an outpatient basis. The Company met with the FDAs INTERACT team on June 2, 2020. INTERACT is the first available FDA interaction and is a key step in the process towards a potential Investigational New Drug (IND) to study First-in-Human products potentially leading to marketing authorization via Biologics License Application (BLA). The FDAs Center for Biologics Evaluation and Research (CBER) has numerous INTERACT requests and only grants meetings that are deemed appropriate for this early FDA engagement. The Enochian management team considered the meeting to have been successful with strong alignment between Enochian’s approach to developing ENOB-HV-01 and the comments of the FDA reviewers.

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

Hepatitis B (HBV)

Despite the availability of an effective vaccine, Hepatitis B Virus (HBV) is the worlds most common serious liver infection. It is the leading cause of liver cancer and the second leading cause of cancer deaths in the world. Two billion people have been infected with HBV, approximately 250 million have chronic HBV infection, and nearly one million people die every year.

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

Recent Developments

On July 8, 2020, we entered into a purchase agreement (the “LPC Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“LPC”), pursuant to which LPC is committed to purchase, and we have the right, but not the obligation, to sell to LPC up to an aggregate of $20,000,000 of our Common Stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement, including a limitation on the number of shares of Common Stock we can put to LPC and the pricing parameters for the sales, and we agreed to issue 139,567 shares of our Common Stock as commitment shares. (see Note 7)

Corporate History

On February 16, 2018, we completed our acquisition of Enochian Biopharma pursuant to an acquisition agreement, dated January 12, 2018, by and among the Registrant, its wholly owned subsidiary DanDrit Acquisition Sub, Inc., Enochian Biopharma and Weird Science with Enochian Biopharma surviving as a wholly owned subsidiary of the Registrant. As consideration for the acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock and (ii) the right to receive Contingent Shares pro rata upon the exercise or conversion of warrants, which were outstanding at closing (See Note 7.)

COVID-19 Outlook

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly affected the economic conditions in the U.S. A number of states, counties and municipalities issued orders requiring persons who were not engaged in essential activities and businesses to remain at home. On March 27, 2020, the US enacted the Coronavirus Aid, Relief and Economic Security Aid (“CARES Act”) to help stimulate an economic recovery and additional legislation related to COVID-19 has been proposed; however, there are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. No one knows what over-all effects the COVID-19 pandemic will have on economic conditions during the remainder of 2020.

Our senior management team is monitoring COVID-19’s impact daily and will continue to adjust our operations as necessary. However, the impact of this event on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

Results of Operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019

The following table sets forth our revenues, expenses and net loss for the three months ended September 30, 2020 and September 30, 2019. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months
	Ended
	September 30, (Unaudited)
	2020	2019
Revenues	$—	$—

Cost of Goods Sold	$—	$—

Gross profit (Loss)	$—	$—

Operating Expenses
General and administrative expenses	1,777,923	1,900,812
Research and development expenses	1,050,376	520,192
Depreciation and amortization	30,458	21,481

Total Operating Expense	$2,858,757	$2,442,485

LOSS FROM OPERATIONS	$(2,858,787)	$(2,442,485)

Other Income (Expense)
Change in fair value of contingent consideration	427,400	(1,942,000)
Interest income (expense)	92,313	—
Gain (loss) on currency transactions		286,755
Interest and other income	4,306	14,553
Total Other (Expense) Income	339,393	(1,640,692)

Loss Before Income Taxes	(2,519,365)	(4,083,177)

Income Tax Benefit	$122,794	$—

NET LOSS	$(2,396,570)	$(4,083,177)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	46,605,118	46,241,315

Revenues

Revenues from operations for the three months ended September 30, 2020, and September 30, 2019 were $0 and $0, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the three months ended September 30, 2020, and September 30, 2019, respectively.

Gross profit (Loss)

Gross profit for the three months ended September 30, 2020, and September 30, 2019 was $0 and $0, respectively.

Expenses

Our operating expenses for the three months ended September 30, 2020, and September 30, 2019 were $2,858,757 and $2,442,485, respectively, representing an increase of $416,272, or approximately 17%. The increase in operating expenses primarily relate to the HBV License Agreement.

General and administrative expenses for the three months ended September 30, 2020, and September 30, 2019 were $1,777,923 and $1,900,812, respectively, representing a decrease of $122,889, or approximately 6.5%. The decrease in general and administrative expenses is an aggregate of individual immaterial variances.

Research and development expenses for the three months ended September 30, 2020 and September 30, 2019 were $1,050,376 and $520,192, respectively, representing an increase of $530,184 or approximately 102%. The increases in research and development expenses are primarily due to the HBV License Agreement related payments of $833,500, offset by the reduction of $300,000 HIV License Agreement payments paid in 2019 that contractually expired in February 2020. All other R&D costs have remained relatively stable during this period.

The Company recorded other income of $339,393 for the three months ended September 30, 2020, compared to other (expense) of ($1,640,692) for the three months ended September 30, 2019, representing an increase of $1,980,085. The increase in other income (expense) is primarily attributable to the change in fair value of the contingent consideration liability related to the Enochian BioPharma Acquisition of $2,369,400, offset by the increase in interest expense of $92,313 related to our notes payables, and the decrease in gain on currency transactions that occurred in the prior year.

Net Loss

Net loss for the three months ended September 30, 2020, and September 30, 2019, was ($2,396,570) or ($0.05) per share and ($4,083,177) or ($0.09) per share, respectively, representing a decrease in loss of $1,686,607, or approximately 41%. The decrease in loss was primarily due to the increase in fair value of the contingent consideration of $2,369,400, offset by the increase in research and development expenses of $530,184 primarily related to the HBV License Agreement, and the decrease in gain on currency transactions of $286,755 from the prior year, and the tax benefit of $122,794 related to R&D tax credit received by our Danish subsidiary for prior years.

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

As of September 30, 2020, the Company had $5,965,661 in cash and working capital of $5,233,356 as compared to $8,696,361 in cash and working capital of $7,606,411 as of June 30, 2020, a decrease of 31.4 % and 31.2%, respectively.

 Assets

Total assets at September 30, 2020, were $175,133,368 compared to $178,102,059 as of June 30, 2020. The decrease in total assets were primarily due to the decrease in cash of $2,730,700. The change is primarily attributed to the following expenditures, $1,050,376 in research and development costs primarily related to the HBV License Agreement, and general and administrative expenses of $1,010,738 net of non-cash items.

Liabilities

Total Liabilities at September 30, 2020, were $10,903,132 compared to $11,829,798 as of June 30, 2020. The decrease in total liabilities were primarily related to reduction in accounts payable trade that totaled approximately $310,501 due to timing, and the decrease of approximately $427,400 in the contingent consideration liability as a result of mark to market adjustment.

Following is a summary of the Company’s cash flows (used by) provided by operating, investing, and financing activities:

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Net Cash (Used by) Operating Activities	$(2,755,665)	$(1,800,587)
Net Cash (Used by) Investing Activities	—	(68,616)
Net Cash Provided by Financing Activities	—	1,000,000
(Loss) Gain on Currency Translation	24,965	(274,769)
(Decrease) in Cash and Cash Equivalents	$(2,730,700)	$(1,143,972)

Cash Flows

Cash used in operating activities for the three months ended September 30, 2020, and September 30, 2019 was ($2,755,665) and ($1,800,587), respectively. Cash used in operating activities during the current period included $1,050,376 in research and development costs primarily related to the HBV License Agreement, and general and administrative expenses of $1,301,782 net of non-cash items, and the payment of approximately $200,000 related to prior year accruals

There were no investing activities during the three months ended September 30, 2020, and $68,616 for the three months ended September 30, 2019.

Cash provided by financing activities for the three months ended September 30, 2020 and September 30, 2019, was $0 and $1,000,000, respectively. There were no financing activities during the three months ended September 30, 2020. For the three months ended September 30, 2019, the Company received financing from the exercising of warrants held by shareholders.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company or any of its subsidiaries, is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our annual report for the fiscal year ended June 30, 2020 on Form 10-K (“2020 Form 10-K”) filed with the SEC on September 23, 2020. There have been no material changes to the disclosures relating to this item from those set forth in our 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

10.1*	Purchase Agreement, dated July 8, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (1)

10.2*	Registration Rights Agreement, dated July 8, 2020, by and between the Company and Lincoln Park Capital Fund, LLC (1)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on July 14, 2020.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2020	ENOCHIAN BIOSCIENCES, INC.

	By:	/s/ Mark Dybul
Mark Dybul
Executive Vice Chair
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)