Form 10-Q
period 2020-12-31
Enochian Biosciences Inc
filed 2021-02-16
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

As of February 16, 2020, the number of shares of the registrant’s common stock outstanding was 47,763,220.

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

The results for the period ended December 31, 2020 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2020, filed with the Securities and Exchange Commission on September 23, 2020.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2020	2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$3,425,050	$8,696,361
Other receivables	-	1,982
Prepaid expenses	583,028	242,866
Total Current Assets	4,008,078	8,941,209

Property and equipment, net	735,481	778,118

OTHER ASSETS
Definite life intangible assets, net	76,139	77,323
Indefinite life intangible assets	154,824,000	154,824,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	30,484	137,550
Right of use assets	1,571,248	1,703,859
Total Other Assets	168,141,871	168,382,732

TOTAL ASSETS	$172,885,430	$178,102,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$188,924	$592,877
Accrued expenses	603,178	470,636
Other short term liabilities	484,786	—
Current portion of operating lease liabilities	281,727	271,285
Total Current Liabilities	1,558,615	1,334,798

NON-CURRENT LIABILITIES
Contingent consideration liability	2,069,101	3,182,434
Leases liabilities, non-current	1,388,128	1,531,779
Convertible notes payable-long term	1,200,000	1,200,000
Notes payable – long term, net of discount	4,728,744	4,580,787

Total Liabilities	$10,944,588	11,829,798

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 100,000,000 shares authorized, 46,763,220 shares issued and outstanding at December 31, 2020; 46,497,409 shares issued and outstanding at June 30, 2020	4,676	4,650
Additional paid-in capital	231,457,324	230,497,225
Accumulated deficit	(69,518,064)	(64,188,198)
Accumulated other comprehensive loss	(3,094)	(41,416)
Total Stockholders’ Equity	161,940,842	166,272,261

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,885,430	$178,102,059

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019

Revenues	$—	$—	$—	$—

Cost of Goods Sold	—	—	—	—

Gross profit (Loss)	—	—	—	—

Operating Expenses
General and administrative	1,939,988	2,235,348	3,717,911	4,136,160
Research and development	1,334,468	561,468	2,384,844	1,081,660
Depreciation and amortization	30,760	21,667	61,218	43,148
Total Operating Expense	3,305,216	2,818,483	$6,163,973	5,260,968

LOSS FROM OPERATIONS	(3,305,216)	(2,818,483)	(6,163,973)	(5,260,968)

Other Income (Expense)
Change in fair value of contingent consideration	493,411	1,082,000	920,811	(860,000)
Interest expense	(93,426)	—	(185,739)	—
(Loss) gain on currency transactions	(32,289)	(137,448)	(32,289)	149,307
Gain on settlement	—	135,000	—	135,000
Interest and other income	3,066	18,400	7,372	32,953
Total Other Income (Expense)	370,762	(1,097,952)	710,155	(542,740)

Loss Before Income Taxes	(2,934,454)	(1,720,531)	(5,453,818)	(5,803,708)

Income Tax Benefit	1,158	—	123,952	—

NET LOSS	$(2,933,296)	$(1,720,531)	$(5,329,866)	$(5,803,708)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.04)	$(0.11)	$(0.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	46,660,304	46,275,228	46,632,711	46,258,272

See accompanying notes to the unaudited condensed consolidated financial statements

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2020	2019	2020	2019

Net Loss	$(2,933,296)	$(1,720,531)	$(5,329,866)	$(5,803,708)
Foreign Currency Translation, Adjustments	9,933	131,291	38,322	(147,365)

Other Comprehensive Loss	$(2,923,363)	$(1,589,240)	$(5,291,544)	$(5,951,073)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2020	46,497,409	$4,650	$230,497,225	$(64,188,198)	$(41,416)	$166,272,261
Stock-based compensation	—		326,156	—	—	326,156
Issuance of commitment shares	139,567	14	(14)	—	—	—
Net Loss	—	—	—	(2,396,570)	—	(2,396,570)
Foreign Currency Translation Adjustment	—	—	—	—	28,389	28,389
September 31, 2020	46,636,976	$4,664	$230,823,367	$(66,584,768)	$(13,027)	$164,230,236
Stock issued pursuant to warrants exercised	63,122	6	82,050	—	—	82,056
Contingent Shares issued pursuant to Acquisition Agreement	63,122	6	192,516	—	—	192,522
Stock-Based Compensation	—	—	359,391	—	—	359,391
Comprehensive Loss
Net Loss	—	—	—	2,933,296	—	(2,933,296)
Other Comprehensive Loss
Currency Translations	—	—	—	—	9,933	9,933
December 31, 2020	46,763,220	4,676	231,457,324	(69,518,064)	(3,094)	161,940,842

July 1, 2019	45,273,924	$4,527	$225,765,432	$(52,771,840)	$101,818	$173,099,937

Stock issued pursuant to warrants exercised	500,000	50	999,950	—	—	1,000,000
Contingent Share issued pursuant to Acquisition Agreement	500,000	50	2,209,950	—	—	2,210,000
Stock-based compensation			234,010	—	—	234,010
Net Loss	—	—	—	(4,083,177)	—	(4,083,177)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	—	—	—	—	(278,656)	(278,656)
September 30, 2019	46,273,924	$4,627	$229,209,342	$(56,855,017)	$(176,838)	$172,182,114
Stock-based compensation	—		546,061	—	—	546,061
Restricted shares converted to shares for services rendered	30,000	3	143,997	—	—	144,000
Net Loss	—	—	—	(1,720,531)	—	(1,720,531)
Other Comprehensive Loss
Foreign currency translation	—	—	—	—	131,291	131,291
December 31, 2019	46,303,924	4,630	229,899,400	(58,575,548)	(45,547)	171,282,935

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,
	2020	2019
NET LOSS	$(5,329,866)	$(5,083,708)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	61,218	50,726
Change in contingent consideration liability	(920,811)	860,000
Stock Based Compensation Expense	685,547	924,071
ROU assets	132,611	127,611
Amortization of Discount of Notes Payable	147,957	-
Gain on Settlement for non-trade payable	-	(135,000)
CHANGES IN ASSETS AND LIABILITIES:
Other Receivables	1,982	17,796
Prepaid Expenses/Deposits	374,154	(241,661)
Accounts Payable	(403,953)	90,731
Accounts Payable –Non-Trade	-	(100,000)
Accrued Expenses	132,542	(43,114)
Operating Lease Liabilities	(133,209)	(123,313)
NET CASH USED IN OPERATING ACTIVITIES	$(5,251,828)	$(4,375,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,721)	(132,321)
NET CASH USED IN INVESTING ACTIVITIES	$(10,721)	$(132,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	82,056	1,000,000
Repayment of finance agreement	(122,464)	-
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	$(40,408)	$1,000,000

(Loss) on Currency Translation	$31,646	$(147,365)

NET CHANGE IN CASH	$(5,271,311)	(3,655,547)

CASH, BEGINNING OF PERIOD	$8,696,361	$12,282,224

CASH, END OF PERIOD	$3,425,050	$8,626,677

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the quarter end for:
Interest	$42,635	$-
Income Taxes	$37	$-

Non-cash operating, investing and financing Activities:
Contingent Shares issued in connection with Acquisition Agreement	$192,522	$2,210,000
Finance agreement entered in exchange for prepaid assets	$607,250	$-
Right of uses obtained in exchange for operating lease liabilities upon adoption of ASC 842 - Leases	$-	$2,054,295

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

Basis of Presentation- The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2020 and 2019 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2020 audited financial statements. The results of operations for the periods ended December 31, 2020 and 2019 are not necessarily indicative of the operating results for the full year.

Consolidation - For the three and six months ended December 31, 2020 and 2019, the consolidated financial statements include the accounts and operations of the Registrant, and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

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

Functional Currency & Foreign currency translation - The functional currency of Enochian Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended December 31, 2020, and June 30, 2020, and December 31, 2019. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents —The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured States amounts at December 31, 2020 and June 30, 2020 of $3,173,624 and $8,444,935, respectively.

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

Indefinite life intangible assets include license agreements and goodwill. The Company accounts for indefinite life intangible assets in accordance with ASC 350, “Goodwill and Other Intangible Assets”. License agreement costs represent the Fair Value of the license agreement on the date acquired and are tested annually for impairment. The fair value analysis performed on the license agreements, and the fair value analysis performed on goodwill supported that both indefinite life intangible assets are not impaired as of June 30, 2020, and no impairment is deemed necessary as of December 31, 2020. (See Note 4)

Goodwill —Goodwill is not amortized but is evaluated for impairment annually as of June 30th or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

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

The carrying value of goodwill at December 31, 2020, was $11,640,000. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

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

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of the HIV, HBV, and Cancer therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV, HBV, and Cancer. Research and development expenses for the three and six months ended December 31, 2020 amounted to $1,334,468, and $2,384,844, respectively. Research and development expenses for the three and six months ended December 31, 2019 amounted to $561,468, and $1,081,660.

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes. During the quarter ended December 31, 2020, the Company’s Danish subsidiary received a payment for an R&D tax credit owed under Danish statutory tax laws for $122,831.

Loss Per Share — The Company calculates earnings/(loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock, par value 0.0001 per share (“Common Stock”) outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three and six months ended December 31, 2020 and 2019, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 4,072,275 and 3,448,473 potential shares of Common Stock excluded from the Diluted EPS calculation as of December 31, 2020 and December 30, 2019.

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

Stock Options and Restricted Share Units - The Company has granted stock options, restricted share units (“RSU’s) and warrants. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation - Stock Compensation. Stock based compensation costs for the vesting of options and RSU’s granted to officers, board members, employees for the three and six months ended December 31, 2020 were $359,391 and $685,547, respectively. For the three and six months ended December 31, 2019 were $690,061 and $924,071, respectively.

Stock-Based Compensation -The Company records stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period. The Company issued 15,000 options with immediate vesting for services with a Black-Sholes value of $27,990 during the three and six months ended December 31, 2020. The Company issued 30,000 restricted units shares with immediate vesting in exchange for consulting services valued at $144,000 for services for the three and six months ended December 31, 2019 (see Note 7).

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

The were no Level 1, 2 or 3 assets, nor any Level 1 or 2 liabilities as of December 31, 2020.

Level 3 liabilities held as of December 31, 2020 consisted of a contingent consideration liability related to the February 16, 2018 acquisition of Enochian BioPharma (the “Acquisition”). As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive Contingent Shares pro rata upon the exercise of warrants, which were outstanding at closing. The contingent consideration liability was recorded at fair value of $21,516,000 at the time of acquisition and is subsequently remeasured to fair value at each reporting period. At December 31, 2020, 1,375,000 Contingent Shares are issuable in connection with the Acquisition of Enochian Biopharma.

The fair value of the contingent consideration liability is estimated using an option-pricing model. The key inputs to the model are all contractual or observable with the exception being volatility, which is computed, based on the Company’s underlying stock. The key inputs to valuing the contingent consideration liability on the date of acquisition and as of December 31, 2020, include the Company’s stock price on the valuation date of $2.95; the exercise price of the warrants of $1.30, the risk-free rate of .12% the expected volatility of the Company’s Common Stock of 100.2%, the digital call rate 52%, and the 1,375,000 of contingent shares remaining at the end of the period. Fair Value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, investments, accounts payable, accrued expenses, capital lease obligations and notes payable approximates their recorded values due to their short-term maturities.

The following table sets forth the Level 3 liability at December 31, 2020, which is recorded on the balance sheet at fair value on a recurring basis. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable
	(Level 1)	(Level 2)	(Level 3)
Contingent Consideration Liability	—	—	$2,069,101
The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2020	—	—	$3,182,434
Contingent Shares issued pursuant to the Acquisition Agreement	—	—	$(192,522)
Fair value adjustment	—	—	$(920,811)
Balance December 31, 2020	—	—	$2,069,101

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROPERTY AND EQUIPMENT

	Useful Life	December 31, 2020	June 30, 2020
Lab Equipment and Instruments	4-7	$545,248	$534,527
Leasehold Improvements	10	$224,629	224,629
Furniture Fixtures and Equipment	4-7	$171,975	$171,975
Total		$941,852	$931,131
Less Accumulated Depreciation		$(206,371)	$(153,013)
Net Property and Equipment		$735,481	$778,118

Depreciation expense amount to $26,813, and $53,358 for the three and six months ended December 31, 2020 respectively, and $21,667 and $43,148, for the three and six months ended December 31, 2019.

NOTE 4 —INTANGIBLE ASSETS

At December 31, 2020 and June 30, 2020, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $76,139 and $77,323, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three and six months ended December 31, 2020 was $3,947 and $7,859, respectively.

At December 31, 2020 and 2019, indefinite life intangibles assets consisted of a license agreement classified In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible asset provides economic benefit, and goodwill.

At December 31, 2020 and June 30, 2020, definite and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2020	Period Change	Effect of Currency Translation	December 31, 2020
Definite Life Intangible Assets
Patents	20 Years	$299,175	$-	$26,943	$326,118
Less Accumulated Amortization		$(221,852)	$(7,859)	$(20,268)	(249,979)
Net Definite-Life Intangible Assets		$77,323	$(7,859)	$6,675	$76,139

Indefinite Life Intangible Assets
License Agreement		$154,824,000			$154,824,000
Goodwill		11,640,000			11,640,000
Total Indefinite Life Intangible Assets		$166,464,000			$166,464,000

Year ending June 30,
2021	$7,295
2022	15,154
2023	15,154
2024	15,154
2025	15,154
Thereafter	8,228
Total	$76,139

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

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LEASES

Operating Leases — On November 13, 2017, Enochian entered into a Lease Agreement for a term of five years and two months from November 1, 2017 (the “Term”) with Plaza Medical Office Building, LLC, a California limited liability company (the “Landlord”), as landlord, pursuant to which the Company agreed to lease from the Landlord approximately 2,325 rentable square feet. The base rent increases by 3% each year, and ranges from approximately $8,719 per month for the first year to $10,107 per month for the two months of the sixth year

On June 19, 2018, the Registrant entered into a Lease Agreement for a term of ten years from September 1, 2018 with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet. On February 20, 2019, the Registrant entered into an Addendum to the original Lease Agreement with an effective date of December 1, 2019, where it expanded the lease area to include another 1,101 square feet for a total rentable 3,554 square feet. The base rent increases by 3% each year, and ranges from $17,770 per month for the first year to $23,186 per month for the tenth year. The equalized monthly lease payment for the term of the lease is $20,050. The Company was entitled to $148,168 in contributions toward tenant improvements.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 24 months and 80 months. As of December 31, 2020, the weighted-average remaining term is 6.04 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of December 31, 2020, the weighted-average discount rate is 3.99%.

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

Lease expense charged to general and administrative expenses for the three and six months ended amounted to $88,690 and $178,374 December 31, 2020, respectively. Lease expense charged to general and administrative expenses for the three and six months ended amounted to $$89,675 and $182,054 December 31, 2019, respectively

Below are the lease commitments for the next 5 years and thereafter:

Year Ending June 30th	Lease Expense
2021	$170,276
2022	348,495
2023	298,305
2024	246,004
2025	253,384
Thereafter	574,821
Less imputed interest	(221,430)
Total	$1,669,855

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

The holder of the Convertible Notes has the right at any time prior to the date that is twelve months from issuance to convert all or any part of the outstanding and unpaid Principal and all unpaid Interest into shares of the Company’s Common Stock. The conversion price is equal to $12.00 per share of Common Stock. The Company evaluated the Convertible Notes in accordance with ASC 470-20 and identified that they each contain an embedded conversion feature that shall not be bifurcated from the host document (i.e., the Convertible Notes) as they are not deemed to be readily convertible into cash. All proceeds received from the issuance have been recognized as a liability on the balance sheet. The Convertible Notes balance as of December 31, 2020 and June 30, 2020, was $1,200,000.

Note Payable

On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Unsecured Note”) to Paseco APS, a Danish limited company and an existing stockholder of the Company. The principal amount of the Note was originally payable on November 30, 2021 (the “Maturity Date”) and bears interest at a fixed rate of 6% per annum, computed based on the number of days between the Issuance Date and the Maturity Date, which was prepaid by the Company in full on the Issuance Date through the issuance of 188,485 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $501,370. The Company evaluated the Unsecured Note and PIK interest in accordance with ASC 470-Debt and ASC 835-Interest, respectively. Pursuant to ASC 470-20, proceeds received from the issuance are to be recognized at their relative fair value, thus the liability is shown net of the corresponding discount of $493,192, which is the relative fair value of the shares issued for the PIK interest on the closing date using the effective interest method. The discount will be accreted over the life of the Unsecured Note. The Note Payable balance, net of discount at December 31, 2020 is $4,728,744.

On February 11, 2021, the Company entered into an amendment to the Unsecured Note in the principal amount of $5,000,000 that will extend the Maturity Date out to November 30, 2022. All other terms of the Unsecured Note remain the same. The change in Maturity Date requires an additional year of interest at the fixed rate of 6% per annum, which was prepaid by the Company in full on the date of the amendment through the issuance of 74,054 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $298,178.

Finance Agreement

On December 4, 2020, the Company entered into a premium finance agreement (“Agreement”) with a principal amount of $607,250 at 4.99% interest per annum. The repayment of the Agreement will be made in nine equal monthly installments of $62,077. The remaining balance at December 31, 2020 is $484,786. The amount is reflected in other current liabilities.

For the three and six months ended December 31, 2020, the Company recorded accrued interest in the amount of $18,181 and $24,181, respectively.

For the three and six months ended December 31, 2020, the Company recorded interest expense in the amount of $93,426 and $185,739, respectively. The interest expense includes $73,978 and $147,958 related to the amortization of the discount related to the Unsecured Note, for the three and six months ended December 31, 2020, respectively. These amounts are reflected in accrued expenses and general and administrative expenses.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. At December 31, 2020, and June 30, 2020, there were zero shares issued and outstanding.

Common Stock — The Company has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. At December 31, 2020, and June 30, 2020, there were 46,763,220 and 46,497,409 shares issued and outstanding, respectively.

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

During the three and six months ended December 31, 2020, we did not sell any shares of Common Stock to Lincoln Park under the Purchase Agreement.

Common Stock Issuances —

On December 14, 2020, the Registrant issued 63,122 shares of Common Stock valued at the price of $1.30 strike price per share pursuant to the exercise of vested warrants for total proceeds of $82,056.

On December 14, 2020, the Registrant issued 63,122 shares of Common Stock valued at the price of $3.05 per share in connection with the acquisition of Enochian Biopharma. This non-cash transaction impacted shareholders’ equity in the amount of $192,522.

On December 27, 2019, there were 30,000 restricted share units issued that immediately vested and were converted into shares in exchange for consulting services valued at $144,000.

On July 3, 2019, the Registrant issued 500,000 shares of Common Stock valued at the price of $2.00 strike price per share pursuant to the exercise of vested grant warrants for total proceeds of $1.0 million.

On July 3, 2019, the Registrant issued 500,000 shares of Common Stock valued at the price of $4.42 per share in connection with the acquisition of Enochian Biopharma. This non-cash transaction impacted shareholders’ equity in the amount of $2.2 million.

Acquisition of Enochian Biopharma / Contingently issuable shares — On February 16, 2018, the Acquisition was completed when the subsidiary merged with and into Enochian Biopharma, with Enochian Biopharma as the surviving corporation. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive Contingent Shares pro rata upon the exercise or conversion of warrants, which were outstanding at closing. At December 31, 2020, 1,375,000 Contingent Shares are issuable in connection with the Acquisition of Enochian Biopharma.

Acquisition of Enochian Denmark —   At December 31, 2020 and June 30, 2020, the Company maintained a reserve of 17,414 and 82,237 shares of Common Stock of the Registrant held in escrow according to Danish law (the “Escrow Shares”), respectively, all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Enochian Denmark held by non-consenting shareholders of Enochian Denmark on both December 31, 2020 and June 30, 2020, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. There have been 167,639 shares of Common Stock issued to non-consenting shareholders of Enochian Denmark as of December 31, 2020. During the three and six months ended December 31, 2020, the Company issued 59,385 and 64,823 shares of Common Stock to such non-consenting shareholders of Enochian Denmark, respectively. There is no impact on outstanding shares as these shares are reflected as issued and outstanding.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Recognition of Options

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Enochian Biosciences Inc.
Expected term (in years)	5.0 – 6.5
Volatility	80.03%-82.34%
Risk free interest rate	0.26%-.45%
Dividend yield	0%

The Company recognized stock-based compensation expense related to the options of $359,391 and $668,482 for the three and six months ended December 31, 2020, respectively. The Company recognized stock-based compensation expense related to the options of $500,562 and $726,828 for the three and six months ended December 31, 2019, respectively. At December 31, 2020, the Company had approximately $651,337 of unrecognized compensation cost related to non-vested options.

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

For the three and six months ended December 31, 2020, the Company granted annual options to purchase 63,435 and 87,631 shares of Common Stock to members of the Board of Directors and Scientific Advisory Board with a one-year vesting period. Options will be exercisable at the market price of the Company’s Common Stock on the date of the grant.

For the three and six months ended December 31, 2019, the Company granted annual options of zero and 13,470 to members of the Board of Directors and Scientific Advisory Board with a one-year vesting period pursuant to their contracts.

For three and six months ended December 31, 2020, the Company granted options of 9,201 to employees with a three year vesting period. For the three and six months ended December 31, 2019, the Company granted options of 21,999, to employees with a three year vesting period. Options will be exercisable at the market price of the Company’s common stock on the date of grant. The Company granted 20,000 fully vested options to senior employees in pursuant to the 2014 Plan. Options will be exercisable at the market price of the Company’s common stock on the date of the grant.

The Company issued 15,000 options with immediate vesting for services with a Black-Sholes value of $27,990 during the three and six months ended December 31, 2020. The Company issued 30,000 restricted units shares with immediate vesting in exchange for consulting services valued at $144,000 for services for the three and six months ended December 31, 2019.

To date the Company has granted options under the 2019 Plan (“Plan Options”) to purchase 1,212,275 shares of Common Stock.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the Plan Options and Grant Warrants outstanding at December 31, 2020 is presented below:

Options Outstanding				Options Exercisable
	Exercise Price Ranges	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$2.00 – 4.50	195,663	9.51	$3.09	20,063	9.34	$3.16
	$4.51 – 6.50	482,497	8.12	$6.14	432,833	8.07	$6.17
	6.51 – 8.00	534,116	9.14	$7.97	70,575	7.53	$7.80
Total	$—	1,212,275	8.79	$6.46	523,471	8.05	$6.28

A summary of the status of the Plan Options at December 31, 2020 and changes since July 1, 2020 are presented below:

		Weighted Average	Average	Weighted Average
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at beginning of period	1,105,442	$6.78	9.19	$107,931
Granted	111,832	$3.21	10.0
Exercised	—	—	—	—
Forfeited	—	—	—
Expired	(4,999)	—	—	—
Outstanding at end of period	1,212,275	$6.46	8.79	$15,950
Vested and expected to vest				-
Exercisable end of period	523,471	$6.28	8.05	$900

At December 31, 2020, the Company had 523,471 exercisable Plan Options. The total intrinsic value of options at December 31, 2020 is $15,950.  Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) at December 31, 2020 (for outstanding options), less the applicable exercise price.

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Common Stock Purchase Warrants

A summary of the shares of Common Stock, which can be purchased, related to the underlying the warrants outstanding for the six-month period as of December 31, 2020, is presented below:

		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life

Outstanding at beginning of period	1,438,122	$1.42	1.99
Granted
Exercised	(63,122)	1.30	1.30
Cancelled/Expired	-	-	-
Outstanding at end of period	1,375,000	$1.42	1.49
Exercisable end of period	1,375,000	$1.42	1.49

	Equivalent Shares	Underlying Warrants	Outstanding	Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weight Average Remaining Contractual Life (years)	Weight Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	1,350,000	1.51	$1.30	1,350,000	$1.30
$8.00	25,000	.12	$8.00	25,000	$8.00

Total	1,375,000	1.49	$1.42	1,375,000	$1.42

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

Restricted Stock Units (RSUs)

The Company recognized stock-based compensation expense related to the RSUs of $7,860 and $17,066 for the three and six months ended December 31, 2020, respectively. The Company recognized stock-based compensation expense related to RSUs of $181,755 and $189,499 for both the three and six months ended December 31, 2019.

A summary of the status of Restricted Stock Units outstanding at December 31, 2020 is presented below:

		Weighted Average	Weighted Average	Weighted Average
	Shares	Issuance Price	Remaining Life	Intrinsic Value

Outstanding at beginning of period	10,000	$6.15	.52	$—
Granted	-	-	-	—
Exercised	-	-	-	-
Cancelled/Expired	-	-	-	—
Outstanding at end of period	10,000	6.15	.52	$—
Exercisable end of period	—	$—	—	$—

	Restricted Stock Units Outstanding
Grant Price	Stock Units	Weight Average Remaining Contractual Life (years)	Weight Average Issuance Price
6.15	10,000	.52	$6.15
Total	10,000	.52	$6.15

ENOCHIAN BIOSCIENCES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Consulting Agreements –

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments, and will continue until the services are no longer rendered or the agreement is terminated. G-Tech is controlled by certain members of Weird Science. For the three and six months ended December 31, 2020 $75,000 and 125,000, was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement, respectively. For the three and six months ended December 31, 2019 $375,000 and $750,000, was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement, respectively.

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

The cash funding for research costs and equipment pursuant to the HBV License Agreement consist of monthly payments amounting to $144,500 that cover scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. During the three and six months ended December 31, 2020, the Company paid $433,500 and $867,000 for scientific staffing resources, respectively. During the six months ended December 31. 2020, the Company paid and $400,000 for mouse studies conducted by a collaborating partner.

The HBV License Agreement contains customary representations, warranties and covenants of the parties with respect to the development of the Treatment and the HBV License. G Tech and SRI are each controlled by certain members of Weird Science, LLC, a shareholder of the Company.

Shares held for non-consenting shareholders – The 17,414 remaining shares of Common Stock have been reflected as issued and outstanding in the accompanying financial statements. There were 59,835 and 64,823 shares of Common Stock issued to such non-consent shareholders during the three and six months ended December 31, 2020, respectively. (See Note 7)

Employment and Service Agreements  - The Company has an agreement with the Executive Vice-Chair, where he fulfills the duties as prescribed by the Company’s bylaws and receives annual compensation in the amount of $430,000, plus 300,000 options that vested immediately. Dr. Dybul was given a one-time grant of options to purchase 450,000 shares of Common Stock at a strike price of $8.00 per share on June 11, 2020. The Company executed a consulting agreement for services for a Senior Medical Advisor of $210,000 on a part-time basis. The Company maintains employment agreements with other staff in the ordinary course of business.

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

On February 11, 2021, the Company entered into an amendment to the Unsecured Note in the principal amount of $5,000,000 that will extend the Maturity Date out to November 30, 2022. All other terms of the Unsecured Note remain the same. The change in Maturity Date requires an additional year of interest at the fixed rate of 6% per annum, which was prepaid by the Company in full on the date of the amendment through the issuance of 74,054 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $298,178.

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

Our Business

We are a pre-clinical stage biotechnology company committed to using our genetically modified cell, gene, and immune therapy technologies to prevent or potentially cure HIV, HBV as well as to potentially provide life-long cancer remission of some of the deadliest cancers. We do this by genetically modifying, or re-engineering, different types of human immune cells, depending on the therapeutic area and then injecting or returning the re-engineered cells into a patient with HIV or some cancers to provide treatment or potentially cure.

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

Human Immunodeficiency Virus (HIV), and Acquired Immunodeficiency Syndrome (AIDS)

HIV attacks the human immune system, specifically killing off CD4+ cells, or T cells, which play a central, controlling role in the immune system. Left untreated, HIV dramatically reduces the number of T cells in the body, devastates the immune system, leading to AIDS, the, a condition where the immune system cannot fight off life-threatening infections and cancers.

Currently there are over 30 antiretroviral drugs, or ART, approved by the U.S. Food and Drug Administration (“FDA”) to treat HIV but these drugs are expensive, require daily adherence and can have significant side effects over time. In addition, on a global basis, approximately 1 million people, including persons in high-income countries, continue to die from HIV/AIDS due to drug-resistant HIV or lack of access to treatment. To date, there are no treatments that can eliminate the reservoir of immune cells that are quietly infected with HIV from the body. Consequently, treatment for HIV is life-long.

There have been several efforts to cure HIV by re-engineering a person’s own T-cells so that these cells no longer express a special protein on these cells (C-C chemokine co-receptor type 5 or CCR5) which HIV uses to gain entry to them. A naturally occurring mutation that blocks expression of CCR5 on T cells occurs in ~1% of persons living in or from Northern Europe with no known adverse effects. The “Berlin patient”, and more recently the “London patient” are HIV- positive persons who developed cancer and were treated with a bone marrow transplant with cells donated from persons with this naturally occurring mutation of CCR5. The Berlin and London patients seem to be effectively cured from HIV providing proof-of-concept that HIV can be cured. However, because the transplanted cells come from another person, such transplants carry high risk and can result in death in a significant proportion of patients. Given the success with these two patients, several researchers and companies have attempted to replicate this experience by genetically modifying T cells of HIV-positive patients to render them unable to be infected by HIV and then returning them to the patient. Because the transplanted cells are from the same person, the risks to the patient are much lower. The uptake, or engraftment of the modified, T cells, however, has not been optimal, leading to failure to achieve a cure. In addition, the transplant pre-treatment that has been used is bone marrow-destroying chemotherapy, which wipes out the patient’s immune system and can have long-term side effects including the risk of developing cancer.

ENOB-HV-01 is a novel, proprietary approach with the potential to overcome the failures of recent efforts. The intervention: 1) provides gene-modified, T cells with a competitive advantage over non-modified cells in the HIV-positive person, with the potential to significantly increase engraftment; and 2) avoids the need for chemotherapy that substantially depletes the bone marrow and, in fact, could potentially be given as an outpatient treatment. The Company met with the FDA INTERACT team on June 2, 2020. INTERACT is the first available FDA interaction and is a key step in the process towards a potential Investigational New Drug (IND) to study First-in-Human products potentially leading to marketing authorization via Biologics License Application (BLA). The FDA Center for Biologics Evaluation and Research (CBER) has numerous INTERACT requests and grants meetings that are deemed appropriate for this early FDA engagement. The Enochian management team considered the meeting to be successful with strong alignment between Enochian’s approach to developing ENOB-HV-01 and the comments of the FDA reviewers.

Initial scientific findings from a mouse study on the ENOB-HV-01 approach were presented at the annual conference of the American Society of Cell and Gene Therapy (ASCGT) in May 2020. Additional in vitro and in vivo studies are ongoing and/or planned. Pre-IND submission to the US FDA is potentially possible by Q4 of 2021.

We are also developing ENOB-HV-11 and ENOB-HV-12 that will utilize a novel cellular- and immunotherapy approach that could potentially provide both preventative and therapeutic vaccines for HIV. A non-human primate study is in process and on schedule. Preliminary results could potentially be available by the end of 2021.

We are in the development phase of additional product candidates related to our HIV pipeline. ENOB-HV-31, which is an in vivo gene therapy, and ENOB-HV-32, which is a peptide drug for packaging and distribution.

Hepatitis B (HBV)

Despite the availability of an effective vaccine, hepatitis B virus (HBV) is the world’s most common serious liver infection. It is the leading cause of liver cancer and the second leading cause of cancer deaths in the world. Two billion people have been infected with HBV, approximately 250 to 290 million have chronic HBV infection, and nearly one million people die every year.

Current efforts to develop novel treatment or cure largely focus on approaches to deplete the pool of a certain type of HBV DNA. Enochian has partnered with Seraph Research Institute (SRI) to develop an innovative approach to co-opt HBV polymerase, a key expanding factor which the virus needs to reproduce itself, to induce the death of liver cells infected with the virus.

The initial in vitro and in vivo work was presented at the biannual HEP DART meeting in December of 2019, where it was selected as one of the best new therapies/novel strategies. Additional data was presented at the annual conference of the ASCGT in May 2020. A proof-of-concept, in vivo cure study is in advanced stages. Pre-IND submission to the US FDA could potentially be made by Q2 of 2021.

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

Through a collaboration with a leader in the field of pancreatic cancer, our first therapeutic target, we are developing the pipeline with in vitro and in vivo proof-of-concept studies to evaluate the potential to induce long-term remission or cure.

Recent Developments

On February 11, 2021, the Company entered into an amendment to the Unsecured Note in the principal amount of $5,000,000 that will extend the Maturity Date out to November 30, 2022. All other terms of the Unsecured Note remain the same. The change in Maturity Date requires an additional year of interest at the fixed rate of 6% per annum, which was prepaid by the Company in full on the date of the amendment through the issuance of 74,054 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $298,178.

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

Results of Operations for the three months ended December 31, 2020 compared to the three months ended December 31, 2019

The following tablesets forth our revenues, expenses and net loss for the three months ended December 31, 2020 and December 31, 2019. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended				For the Six Months Ended
	December 31,		Increase/(Decrease)		December 31,		Increase/(Decrease)
	2020	2019	$	%	2020	2019	$	%
Revenues	$—	$—	$—	—%	$—	$—	$—	—%
Cost of Goods Sold	$—	$—	$—	—%	$—	$—	$—	$—%
Gross profit (Loss)	$—	$—	$—	—%	$—	$—	$—	$—%
Operating Expenses
General and administrative expenses	1,939,988	2,235,348	(295,360)	(13.2)	3,717,911	4,136,160	(418,249)	(10.1)
Research and development expenses	1,334,468	561,468	773,000	137.7	2,384,844	1,081,660	1,303,184	120.5
Depreciation and amortization	30,760	21,667	9,093	42.0	61,218	43,148	18,070	41.9
Total Operating Expense	$3,305,216	$2,818,483	$486,733	17.3%	$6,163,973	$5,260,968	$903,005	17.2%
LOSS FROM OPERATIONS	$(3,305,216)	$(2,818,483)	$(486,733)	17.3%	$(6,163,973)	$(5,260,968)	$(903,005)	17.2%
Other Income (Expense)
Change in fair value of contingent consideration	493,411	1,082,000	(588,589)	(54.4)	920,811	(860,000)	1,780,811	(207.1)
Interest expense	(93,426)	-	(93,426)	100.0	(185,739)	-	(185,739)	100.0
Gain (Loss) on currency transactions	(32,289)	(137,448)	105,159	(76.5)	(32,289)	149,307	(181,596)	(121.6)
Gain on settlement	-	135,000	(135,000)	(100.0)	-	135,000	(135,000)	(100.0)
Interest income	3,066	18,400	(15,334)	(83.3)	7,372	32,953	(25,581)	(77.6)
Total Other Expense	370,762	1,097,952	(727,190)	(66.2)	710,155	(542,740)	1,252,895	(230.8)
Loss Before Income Taxes	$(2,934,454)	$(1,720,531)	$(1,213,923)	70.6%	$(5,453,818)	$(5,803,708)	$349,890	(6.0)%
Income Tax Benefit	$1,158	$-	$-	-	$123,952	$-	$123,952	100.0
NET LOSS	$(2,933,296)	$(1,720,531)	$(1,212,765)	70.5%	$(5,329,866)	$(5,803,708)	$473,842	(8.2)%

Revenues

Revenues from operations for the three and six months ended December 31, 2020, and December 31, 2019 were $0 and $0, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the three and six months ended December 31, 2020, and December 31, 2019, respectively.

Gross profit (Loss)

Gross profit for the three and six months ended December 31, 2020, and December 31, 2019 was $0 and $0, respectively.

Expenses

Our operating expenses for the three months ended December 31, 2020, and December 31, 2019 were $3,305,216 and $2,818,483, respectively, representing an increase of $486,732, or approximately 17%. The increase in operating expenses primarily relate to the HBV License Agreement and studies for ENOB-HV11/12.

Our operating expenses for the six months ended December 31, 2020, and December 31, 2019 were $6,163,973 and $5,260,968, respectively, representing an increase of $903,005, or approximately 17%. The change is primarily related to the increase in R&D expenses of $1,303,184, offset by a decrease in general and administrative of $418,249. The reduction in general and administrative is due to a decrease in stock compensation expense. R&D primarily increased due to the commencement of the non-human primate study for ENOB-HV11/12 and continued expenditures pursuant to the Hepatitis B License agreement related to the development of studies for our genetically modified cellular and immune-therapy technologies.

General and administrative expenses for the three months ended December 31, 2020, and December 31, 2019 were $1,939,988 and $2,235,348, respectively, representing a decrease of $295,360 or approximately 13%. The decrease is primarily related to the decrease in stock based compensation of $331,000 and legal fees of $256,000, offset by an increase in salaries of $209,000 and insurance premiums of $68,000. The reduction in stock based compensation was due to less stock options granted during the current period when compared to the prior year. The decrease in legal fees is due to the origination of the HBV license and agreements occurring in the prior year when compared to current legal fees. The increase in salaries was due to change in mix of headcount when compared to prior year.

General and administrative expenses for the six months ended December 31, 2020, and December 31, 2019 were $3,717,911 and $4,136,160, respectively, representing a decrease of $418,249 or approximately 10%. The largest contributors to the decrease in general and administrative expenses were the decrease in stock based compensation of $239,000, legal fees of $211,000 and laboratory expense of $88,000, offset by an increase in salaries of $134,000, and insurance premiums of $97,000. The reduction in stock based compensation was due to less stock options granted during the current period when compared to the prior year. The decrease in legal fees was due to the origination of the HBV license and agreements occurring in the prior year when compared to current legal fees. The decrease in laboratory expense was a result of related expenditures stabilizing during the current year.

Research and development expenses for the three months ended December 31, 2020, and December 31, 2019 were $1,334,468 and $561,468, respectively, representing an increase of $773,000, or approximately 138%. The increases in research and development expenses were primarily due to the commencement of the non-human primate study for ENOB-HV11/12, which represents an increase of approximately $505,000, and an increase of HBV staffing costs of $433,500, offset by a reduction of $300,000 of contractual HIV license costs that expired in February 2020. All other R&D costs have remained relatively stable during this period.

Research and development expenses for the six months ended December 31, 2020, and December 31, 2019 were $2,384,844 and $1,081,660, respectively, representing an increase of $1,303,184 or approximately 120%. The increases in research and development expenses were primarily due to the commencement of the non-human primate study for ENOB-HV11/12, which represents an increase of approximately $505,000, a $400,000 increase in HBV costs related to a cure proof of concept in vivo study and staffing costs of $867,000 offset by a decrease of $600,000 HIV contractual obligation payments that expired in February 2020. All other R&D costs have remained relatively stable during this period.

The Company recorded other income of $710,155 for the six months ended December 31, 2020, compared to other (expense) of ($542,740) for the six months ended December 31, 2019, representing an increase of $1,252,895. The increase in other income (expense) is primarily attributable to the change in fair value of the contingent consideration liability related to the Enochian BioPharma Acquisition of $1,780,811, offset by the increase in interest expense of $185,739 related to our notes payables, and the increase in gain on currency transactions that occurred in the prior year.

Net Loss

Net loss for the three months ended December 31, 2020, and December 31, 2019, was ($2,933,296) or ($0.06) per share and ($1,720,531) or ($0.04) per share, respectively, representing an increase in loss of $1,212,765 or approximately 70%. The increase in loss was primarily due to the decrease in fair value of the contingent consideration of $588,589 and the increase in research and development expenses of $773,000 primarily related to the HBV License Agreement, and the commencement of new studies related to HV-12 product line.

Net loss for the six months ended December 31, 2020, and December 31, 2019, was ($5,329,866) or ($0.11) per share and ($5,803,708) or ($0.13) per share, respectively, representing an decrease in loss of $473,842 or approximately (8)%. The decrease in loss was primarily due to the increase in fair value of the contingent consideration of $1,780,811, offset by the increase in research and development expenses of $1,303,184 primarily related to the HBV License Agreement, and the commencement of new studies related to ENOB-HV11/12 product line.

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

As of December 31, 2020, the Company had $3,425,050 in cash and working capital of $2,449,463 as compared to $8,696,361 in cash and working capital of $7,606,411 as of June 30, 2020, a decrease of 60.6 % and 67.8%%, respectively.

 Assets

Total assets at December 31, 2020, were $172,885,430 compared to $178,102,059 as of June 30, 2020. The decrease in total assets were primarily due to the decrease in cash of $5,271,311. The change is primarily attributed to the following expenditures, $2,384,844 in research and development costs primarily related to the HBV License Agreement and ENOB-HV11/12 studies, and general and administrative expenses of $3,032,363 net of non-cash items.

Liabilities

Total Liabilities at December 31, 2020, were $10,944,588 compared to $11,829,798 as of June 30, 2020. The decrease in total liabilities were primarily related to reduction in accounts payable trade that totaled approximately $403,953 due to timing, and the decrease of approximately $1,113,333 in the contingent consideration liability as a result of mark to market adjustment, offset by an increase in other short term liabilities of $484,786 and accrued expenses of $132,542.

Following is a summary of the Company’s cash flows (used by) provided by operating, investing, and financing activities:

	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019
Net Cash (Used in) Operating Activities	$(5,251,828)	$(4,375,861)
Net Cash (Used in) Investing Activities	(10,721)	(132,321)
Net Cash Provided by Financing Activities	(40,408)	1,000,000
(Loss) Gain on Currency Translation	31,646	(147,365)
Change in Cash and Cash Equivalents	$(5,271,311)	$(3,655,547)

Cash Flows

Cash used in operating activities for the six months ended December 31, 2020, and December 31, 2019 was ($5,251,828) and ($4,375,861), respectively. Cash used in operating activities during the current period included $2,384,849 in research and development costs primarily related to the HBV License Agreement and studies related to ENOB-HV11/12, and general and administrative expenses of $3,032,363 net of non-cash items.

Cash used in investing activities was $10,721 during the six months ended December 31, 2020, and $132,321 for the six months ended December 31, 2019, primarily due to purchase of equipment for the lab.

Cash used by financing activities for the six months ended December 31, 2020 and December 31, 2019, was ($40,408) and $1,000,000, respectively. During the six months ended December 31, 2020 and 2019, the Company received financing from the exercising of warrants held by shareholders, and made payments towards the finance agreement.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”).  Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system.  These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the six months ended December 31, 2020 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings other than in the ordinary course of business to which the Company or any of its subsidiaries, is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

Risk factors that may affect our business and financial results are discussed within Item 1A ”Risk Factors” of our annual report for the fiscal year ended June 30, 2020 on Form 10-K (“2020 Form 10-K”) filed with the SEC on September 23, 2020. There have been no material changes to the disclosures relating to this item from those set forth in our 2020 Form 10-K.

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

Date: February 16, 2021	ENOCHIAN BIOSCIENCES, INC.

	By:	/s/ Mark Dybul
Mark Dybul
Executive Vice Chair
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)

