Form 10-Q
period 2021-03-31
Enochian Biosciences Inc
filed 2021-05-17
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-38758

Enochian Biosciences Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2259340
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2080 Century Park East, Suite 906 Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

+1(305) 918-1980

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	ENOB	The Nasdaq Stock Market LLC

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

As of May 17, 2021, the number of shares of the registrant’s common stock outstanding was 47,795,952.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

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

The results for the period ended March 31, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2020, filed with the Securities and Exchange Commission on September 23, 2020.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2021	2020
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,526,284	$8,696,361
Other receivables	—	1,982
Prepaid expenses	394,887	242,866
Total Current Assets	4,921,171	8,941,209

Property and equipment, net	708,667	778,118

OTHER ASSETS
Definite life intangible assets, net	69,225	77,323
Indefinite life intangible assets	154,824,000	154,824,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	30,484	137,550
Right of use assets	1,503,951	1,703,859
Total Other Assets	168,067,660	168,382,732

TOTAL ASSETS	$173,697,498	$178,102,059

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable – trade	$504,862	$592,877
Accrued expenses	313,374	470,636
Other short term liabilities	302,992	—
Current portion of operating lease liabilities	287,025	271,285
Total Current Liabilities	1,408,253	1,334,798

NON-CURRENT LIABILITIES
Contingent consideration liability	2,951,599	3,182,434
Leases liabilities, non-current	1,314,095	1,531,779
Convertible notes payable-long term	1,200,000	1,200,000
Notes payable – long term, net of discount	4,504,840	4,580,787

Total Liabilities	$11,378,787	11,829,798

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 100,000,000 shares authorized 47,795,952 shares issued and outstanding at March 31, 2021; 46,497,409 shares issued and outstanding at June 30, 2020	4,780	4,650
Additional paid-in capital	235,875,627	230,497,225
Accumulated deficit	(73,548,774)	(64,188,198)
Accumulated other comprehensive loss	(12,922)	(41,416)
Total Stockholders’ Equity	162,318,711	166,272,261

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,697,498	$178,102,059

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Revenues	$—	$—	$—	$—

Cost of Goods Sold	—	—	—	—

Gross profit (Loss)	—	—	—	—

Operating Expenses
General and administrative	1,943,498	1,486,561	5,661,409	5,622,721
Research and development	1,079,607	2,307,336	3,464,451	3,388,996
Depreciation and amortization	30,825	35,764	92,043	78,912
Total Operating Expense	(3,053,930)	3,829,661	9,217,903	9,090,629

LOSS FROM OPERATIONS	(3,053,930)	(3,829,661)	(9,217,903)	(9,090,629)

Other Income (Expense)
Change in fair value of contingent consideration	(882,498)	2,310,202	38,313	1,450,202
Interest expense	(96,347)	(12,030)	(282,086)	(12,030)
(Loss) gain on currency transactions	(221)	(371)	(32,510)	148,936
Gain on settlement	—	5,000	—	140,000
Interest and other income	1,437	12,371	8,809	45,324
Total Other Income (Expense)	(977,629)	2,315,172	(267,474)	1,772,432

Loss Before Income Taxes	(4,031,559)	(1,514,489)	(9,485,377)	(7,318,197)

Income Tax Benefit	849	—	124,801	—

NET LOSS	$(4,030,710)	$(1,514,489)	$(9,360,576)	$(7,318,197)

BASIC AND DILUTED LOSS PER SHARE	$(.09)	$(.03)	$(.20)	$(.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	46,783,343	46,275,591	46,723,501	46,280,139

See accompanying notes to the unaudited condensed consolidated financial statements

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2021	2020	2021	2020

Net Loss	$(4,030,710)	$(1,514,489)	$(9,360,576)	$(7,318,197)
Foreign Currency Translation, Adjustments	(9,828)	(10,198)	28,494	(157,563)

Other Comprehensive Loss	$(4,040,538)	$(1,524,687)	$(9,332,082)	$(7,475,760)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2020	46,497,409	$4,650	$230,497,225	$(64,188,198)	$(41,416)	$166,272,261
Stock-based compensation	—	—	326,156	—	—	326,156
Issuance of commitment shares	139,567	14	(14)	—	—	—
Comprehensive Loss
Net Loss	—	—	—	(2,396,570)	—	(2,396,570)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	—	—	—	—	28,389	28,389
September 30, 2020	46,636,976	$4,664	$230,823,367	$(66,584,768)	$(13,027)	$164,230,236
Stock issued pursuant to warrants exercised	63,122	6	82,050	—	—	82,056
Contingent Shares issued pursuant to Acquisition Agreement	63,122	6	192,516	—	—	192,522
Stock-Based Compensation	—	—	359,391	—	—	359,391
Comprehensive Loss
Net Loss	—	—	—	(2,933,296)	—	(2,933,296)
Other Comprehensive Loss
Currency Translations	—	—	—	—	9,933	9,933
December 31, 2020	46,763,220	4,676	231,457,324	(69,518,064)	(3,094)	161,940,842
Shares issued pursuant to 2021 private placement	923,678	93	3,620,707	—	—	3,620,800
Shares issued in lieu of interest on $5 million notes payable extension	74,054	7	298,171	—	—	298,178
Restricted shares converted to shares for services rendered	35,000	4	146,996	—	—	147,000
Stock-Based Compensation	—	—	352,429	—	—	352,429
Comprehensive Loss
Net Loss	—	—	—	(4,030,710)	—	(4,030,710)
Other Comprehensive Loss
Currency Translations	—	—	—	—	(9,828)	(9,828)
March 31, 2021	47,795,952	$4,780	$235,875,627	$(73,548,774)	$(12,922)	$162,318,711)

	# of Shares	Common Stock	Additional Paid-In-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

July 1, 2019	45,273,924	$4,527	$225,765,432	$(52,771,840)	$101,818	$173,099,937

Stock issued pursuant to warrants exercised	500,000	50	999,950	—	—	1,000,000
Contingent Share issued pursuant to Acquisition Agreement	500,000	50	2,209,950	—	—	2,210,000
Stock-based compensation	—	—	234,010	—	—	234,010
Comprehensive Loss
Net Loss	—	—	—	(4,083,177)	—	(4,083,177)
Other Comprehensive Loss
Foreign Currency Translation Adjustment	—	—	—	—	(278,656)	(278,656)
September 30, 2019	46,273,924	$4,627	$229,209,342	$(56,855,017)	$(176,838)	$172,182,114
Stock-based compensation	—	—	546,061	—	—	546,061
Restricted shares converted to shares for services rendered	30,000	3	143,997	—	—	144,000
Comprehensive Loss
Net Loss	—	—	—	(1,720,531)	—	(1,720,531)
Other Comprehensive Loss
Foreign currency translation	—	—	—	—	131,291	131,291
December 31, 2019	46,303,924	$4,630	$229,899,400	$(58,575,548)	$(45,547)	$171,282,935
Stock-based Compensation	—	—	(28,094)	—	—	(28,094)
Shares issued in kind for prepaid interest on Notes Payable-LT	188,485	19	493,173	—	—	493,192
Shares issued for fully vested RSUs	5,000	1	(1)	—	—	—
Comprehensive Loss
Net Loss	—	—	—	(1,514,489)	—	(1,514,489)
Other Comprehensive Loss
Foreign currency translation	—	—	—	—	(10,198)	(10,198)
March 31, 2020	46,497,409	$4,650	$230,364,478	$(60,090,037)	$(55,745)	$170,223,346

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2021	2020
NET LOSS	$(9,360,576)	$(7,318,197)

ADJUSTMENT TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	92,042	78,912
Change in contingent consideration liability	(38,313)	(1,450,202)
Stock Based Compensation Expense	1,184,975	895,976
ROU assets	199,908	192,335
Amortization of Discount of Notes Payable	222,231	(140,000
Gain on Settlement for non-trade payable	—	—
CHANGES IN ASSETS AND LIABILITIES:
Other Receivables	1,982	16,892
Prepaid Expenses/Deposits	562,295	(130,507)
Accounts Payable	(88,015)	(205,197)
Accounts Payable –Non-Trade	—	(100,000)
Accrued Expenses	(157,261)	132,622
Other current liabilities	—	—
Operating Lease Liabilities	(201,944)	(186,959)
NET CASH USED IN OPERATING ACTIVITIES	$(7,582,676)	$(8,214,325)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,721)	(174,015)
NET CASH USED IN INVESTING ACTIVITIES	$(10,721)	$(174,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	82,057	1,000,000
Repayment of finance agreement	(304,258)	—
Proceeds from 2021 Private Placement	3,620,800	—
Proceeds from convertible notes payable – long-term	—	1,200,000
Proceeds from notes payable – long-term	—	5,000,000
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	$3,398,599	$7,200,000

(Loss) on Currency Translation	$24,721	$(154,718)

NET CHANGE IN CASH	$(4,170,077)	$(1,343,058)

CASH, BEGINNING OF PERIOD	$8,696,361	$12,282,224

CASH, END OF PERIOD	$4,526,284	$10,939,166

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the quarter end for:
Interest	$36,453	$—
Income Taxes	$37	$—

Non-cash operating, investing and financing Activities:
Contingent Shares issued in connection with Acquisition Agreement	$—	$2,210,000
Shares issued in lieu of interest Expense on $5 million note payable extension	$298,178	$—
Compensation for the issuance of stock for consulting services	$147,000	$144,000
Discount on $5 million note payable related to prepaid interest paid in the form of shares issued	$222,231	$493,192
Right of uses obtained in exchange for operating lease liabilities upon adoption of ASC 842 - Leases	$—	$2,054,295

See accompanying notes to the unaudited condensed consolidated financial statement.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARY

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

Basis of Presentation- The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2021 and 2020 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2020 audited financial statements. The results of operations for the periods ended March 31, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

Consolidation - For the three and nine months ended March 31, 2021 and 2020, the consolidated financial statements include the accounts and operations of the Registrant, and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

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

Our senior management team is monitoring COVID-19’s impact and will continue to adjust our operations as necessary. However, the impact of this event on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

Functional Currency & Foreign currency translation - The functional currency of Enochian Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended March 31, 2021, and June 30, 2020, and March 31, 2020. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents —The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured States amounts at March 31, 2021 and June 30, 2020 of $4,232,336 and $8,160,270, respectively.

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

Indefinite life intangible assets include license agreements and goodwill. The Company accounts for indefinite life intangible assets in accordance with ASC 350, “Goodwill and Other Intangible Assets”. License agreement costs represent the Fair Value of the license agreement on the date acquired and are tested annually for impairment. The fair value analysis performed on the license agreements, and the fair value analysis performed on goodwill supported that both indefinite life intangible assets are not impaired as of June 30, 2020, and no impairment is deemed necessary as of March 31, 2021. (See Note 4)

Goodwill —Goodwill is not amortized but is evaluated for impairment annually as of June 30th of each fiscal year or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

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

The carrying value of goodwill at March 31, 2021, was $11,640,000. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for impairment losses on goodwill. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
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

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of the HIV, HBV, and Cancer therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV, HBV, and Cancer. Research and development expenses for the three and nine months ended March 31, 2021 amounted to $1,079,607, and $3,464,451, respectively. Research and development expenses for the three and nine months ended March 31, 2020 amounted to $ 2,307,336, and $3,388,996.

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes. During the quarter ended December 31, 2020, the Company’s Danish subsidiary received a payment for an R&D tax credit owed under Danish statutory tax laws for $122,831.

Loss Per Share — The Company calculates earnings/(loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock, par value 0.0001 per share (“Common Stock”) outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three and nine months ended March 31, 2021 and 2020, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 3,967,275 and 3,554,185 potential shares of Common Stock excluded from the Diluted EPS calculation as of March 31, 2021 and March 31, 2020.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
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

Stock Options and Restricted Share Units - The Company has granted stock options, restricted share units (“RSUs”) and warrants. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation - Stock Compensation. Stock based compensation costs for the vesting of options and RSUs granted to officers, board members, employees, and consultants for the three and nine months ended March 31, 2021 were $499,428 and $1,184,975, respectively. For the three and nine months ended March 31, 2020 were $(28,094) and $895,976, respectively.

Stock-Based Compensation -The Company records stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the employees required service period, which is generally the vesting period. The Company issued zero and 15,000 options with immediate vesting for services rendered with a Black-Sholes value of zero and $27,990 during the three and nine months ended March 31, 2021, respectively. The Company issued zero and 30,000 restricted units shares with immediate vesting in exchange for consulting services valued at $144,000 for services for the three and nine months ended March 31, 2020, respectively (see Note 7).

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

The were no Level 1, 2 or 3 assets, nor any Level 1 or 2 liabilities as of March 31, 2021.

Level 3 liabilities held as of March 31, 2021 consisted of a contingent consideration liability related to the February 16, 2018 acquisition of Enochian BioPharma Inc. (the “Acquisition”). As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive contingent shares pro rata upon the exercise of warrants, which were outstanding at closing. The contingent consideration liability was recorded at fair value of $21,516,000 at the time of acquisition and is subsequently remeasured to fair value at each reporting period. At March 31, 2021, 1,350,000 contingent shares are issuable in connection with the Acquisition of Enochian Biopharma.

The fair value of the contingent consideration liability is estimated using an option-pricing model. The key inputs to the model are all contractual or observable with the exception being volatility, which is computed, based on the Company’s underlying stock. The key inputs to valuing the contingent consideration liability on the date of acquisition and as of March 31, 2021, include the Company’s stock price on the valuation date of $3.54; the exercise price of the warrants of $1.30, the risk-free rate of .10% the expected volatility of the Company’s Common Stock of 102.1%, the digital call rate 61%, and the 1,350,000 of contingent shares remaining at the end of the period. Fair Value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, investments, accounts payable, accrued expenses, capital lease obligations and notes payable approximates their recorded values due to their short-term maturities.

The following table sets forth the Level 3 liability at March 31, 2021, which is recorded on the balance sheet at fair value on a recurring basis. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable
	(Level 1)	(Level 2)	(Level 3)
Contingent Consideration Liability	—	—	$2,951,599
The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2020	—	—	$3,182,434
Contingent Shares issued pursuant to the Acquisition Agreement	—	—	$(192,522)
Fair value adjustment	—	—	$(38,312)
Balance March 31, 2021	—	—	$2,951,599

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROPERTY AND EQUIPMENT

	Useful Life	March 31, 2021	June 30, 2020
Lab Equipment and Instruments	4-7	$545,248	$534,527
Leasehold Improvements	10	$224,629	224,629
Furniture Fixtures and Equipment	4-7	$171,975	$171,975
Total		$941,852	$931,131
Less Accumulated Depreciation		$(233,185)	$(153,013)
Net Property and Equipment		$708,667	$778,118

Depreciation expense amount to $26,814, and $80,172 for the three and nine months ended March 31, 2021 respectively, and $35,764 and $78,912, for the three and nine months ended March 31, 2020, respectively.

NOTE 4 —INTANGIBLE ASSETS

At March 31, 2021 and June 30, 2020, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $69,225 and $77,323, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three and nine months ended March 31, 2021 was $4,012 and $11,871, respectively.

At March 31, 2021 and 2020, indefinite life intangibles assets consisted of a license agreement classified In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible asset provides economic benefit, and goodwill.

At March 31, 2021 and June 30, 2020, definite and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2020	Period Change	Effect of Currency Translation	March 31, 2021
Definite Life Intangible Assets
Patents	20 Years	$299,175	$—	$14,090	$313,265
Less Accumulated Amortization		$(221,852)	$(5,938)	$(16,250)	(244,040)
Net Definite-Life Intangible Assets		$77,323	$(5,938)	$(2,160)	$69,225

Indefinite Life Intangible Assets
License Agreement		$154,824,000			$154,824,000
Goodwill		11,640,000			11,640,000
Total Indefinite Life Intangible Assets		$166,464,000			$166,464,000

Year ending June 30,
2021	$381
2022	15,154
2023	15,154
2024	15,154
2025	15,154
Thereafter	8,228
Total	$69,225

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

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 21 months and 77 months. As of March 31, 2021, the weighted-average remaining term is 5.84 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of March 31, 2021, the weighted-average discount rate is 3.99%.

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

Lease expense charged to general and administrative expenses for the three and nine months ended amounted to $77,345 and $255,719 March 31, 2021, respectively. Lease expense charged to general and administrative expenses for the three and nine months ended amounted to $88,144 and $270,198 March 31, 2020, respectively.

Below are the lease commitments for the next 5 years and thereafter:

Year Ending June 30th	Lease Expense
2021	$85,138
2022	348,495
2023	298,305
2024	246,004
2025	253,384
Thereafter	574,821
Less imputed interest	(204,993)
Total	$1,601,154

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
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

The holder of the Convertible Notes had the right at any time prior to the date that is twelve months from issuance to convert all or any part of the outstanding and unpaid Principal and all unpaid Interest into shares of the Company’s Common Stock. The conversion price is equal to $12.00 per share of Common Stock. The Company evaluated the Convertible Notes in accordance with ASC 470-20 and identified that they each contain an embedded conversion feature that shall not be bifurcated from the host document (i.e., the Convertible Notes) as they are not deemed to be readily convertible into cash. All proceeds received from the issuance have been recognized as a liability on the balance sheet. The holder did not exercise the conversion feature prior to expiration. The conversion expired as of February 6, 2021. The Convertible Notes balance as of March 31, 2021 and June 30, 2020, was $1,200,000. For the three and nine months ended March 31, 2021, the Company recorded accrued interest in the amount of $6,000, which is included in accrued expenses.

Note Payable

On March 31, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Unsecured Note”) to Paseco APS, a Danish limited company and an existing stockholder of the Company. The principal amount of the Note was originally payable on November 30, 2021 (the “Maturity Date”) and bears interest at a fixed rate of 6% per annum, computed based on the number of days between the Issuance Date and the Maturity Date, which was prepaid by the Company in full on the Issuance Date through the issuance of 188,485 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $501,370. The Company evaluated the Unsecured Note in accordance with ASC 470-Debt Pursuant to ASC 470-20, proceeds received from the issuance are to be recognized at their relative fair value, thus the liability is shown net of the corresponding discount of $493,192. The discount will be accreted over the life of the Unsecured Note.

On February 11, 2021, the Company entered into an amendment to the Unsecured Note in the principal amount of $5,000,000 that will extend the Maturity Date out to November 30, 2022. All other terms of the Unsecured Note remain the same. The change in Maturity Date requires an additional year of interest at the fixed rate of 6% per annum, which was prepaid by the Company in full on the date of the amendment through the issuance of 74,054 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $298,178. The Note Payable balance, net of discount at March 31, 2021 was $4,504,840. The amortization of the discount was $74,274 and $148,253 for the three and nine months ended March 31, 2021, respectively. The amortization for the periods are included in total interest expense.

Finance Agreement

On December 4, 2020, the Company entered into a premium finance agreement (“Agreement”) with a principal amount of $607,250 at 4.99% interest per annum. The repayment of the Agreement will be made in nine equal monthly installments of $62,077. The remaining balance at March 31, 2021 is $302,992. The amount is reflected in other current liabilities.

For the three and nine months ended March 31, 2021, the Company recorded total interest expense in the amount of $96,347 and $282,086, respectively. These amounts are reflected in other income and expenses.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. At March 31, 2021, and June 30, 2020, there were zero shares issued and outstanding.

Common Stock — The Company has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. At March 31, 2021, and June 30, 2020, there were 47,795,952 and 46,497,409 shares issued and outstanding, respectively.

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

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Purchase Agreement with Lincoln Park Capital

On July 8, 2020, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $20,000,000 of shares of our Common Stock from time to time through August 1, 2023.

Under the Purchase Agreement, we may direct Lincoln Park, at our sole discretion subject to certain conditions, to purchase up to 200,000 shares of Common Stock on any business day (a “Regular Purchase”). The amount of a Regular Purchase may be increased under certain circumstances up to 125,000 shares of Common Stock, provided that Lincoln Park’s committed obligation for Regular Purchases on any business day shall not exceed $1,000,000. In the event we direct to purchase the full amount allowed for a Regular Purchase on any given business day, we may also direct Lincoln Park to purchase additional amounts as accelerated and additional accelerated purchases. The purchase price of shares of Common Stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement.

Our sale of shares of Common Stock to Lincoln Park subsequent to the Amendment Date is limited to 12,016,457 shares of Common Stock, representing 19.99% of the shares of the Common Stock outstanding on the Amendment Date unless (i) stockholder approval is obtained, (ii) the average price of all applicable sales to Lincoln Park under the Purchase Agreement equals or exceeds the lower of (A) the closing price of the Common Stock on the Nasdaq Capital Market immediately preceding the date of the Purchase Agreement or (B) the average of the closing prices on the Nasdaq Capital Market for the five Business Days immediately preceding the date of the Purchase Agreement or (iii) to the extent it would cause Lincoln Park to beneficially own more than 9.99% of the Company’s outstanding shares of Common Stock at any given time.

In consideration for entering into the Purchase Agreement, we issued 139,567 shares of Common Stock to Lincoln Park as a commitment fee on July 21, 2020.

During the three and nine months ended March 31, 2021, we did not sell any shares of Common Stock to Lincoln Park under the Purchase Agreement.

Common Stock Issuances —

On March 31, 2021, the Registrant issued 56,123 shares of Common Stock at a price of $3.92 per share pursuant to a private placement for total proceeds to the Registrant of $220,000.

On March 18, 2021, the Registrant issued 867,555 shares of Common Stock at a price of $3.92 per share pursuant to a private placement for total proceeds to the Registrant of $3,400,800.

On February 18, 2021, there were 35,000 restricted share units issued that immediately vested and were converted into shares of Common Stock in exchange for consulting services valued at $147,000.

On December 14, 2020, the Registrant issued 63,122 shares of Common Stock valued at the price of $1.30 strike price per share pursuant to the exercise of vested warrants for total proceeds of $82,056.

On December 14, 2020, the Registrant issued 63,122 shares of Common Stock valued at the price of $3.05 per share in connection with the acquisition of Enochian Biopharma Inc. This non-cash transaction impacted shareholders’ equity in the amount of $192,522.

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

Acquisition of Enochian Biopharma Inc. / Contingently issuable shares — On February 16, 2018, the Acquisition was completed when the subsidiary merged with and into Enochian Biopharma, with Enochian Biopharma as the surviving corporation. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive contingent shares pro rata upon the exercise or conversion of warrants, which were outstanding at closing. At March 31, 2021, 1,350,000 contingent shares are issuable in connection with the Acquisition of Enochian Biopharma.

Acquisition of Enochian Denmark — At March 31, 2021 and June 30, 2020, the Company maintained a reserve of 17,414 and 82,237 shares of Common Stock of the Registrant held in escrow according to Danish law (the “Escrow Shares”), respectively, all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Enochian Denmark held by non-consenting shareholders of Enochian Denmark on both March 31, 2021 and June 30, 2020, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. There have been 167,639 shares of Common Stock issued to non-consenting shareholders of Enochian Denmark as of March 31, 2021. During the three and nine months ended March 31, 2021, the Company issued zero and 64,823 shares of Common Stock to such non-consenting shareholders of Enochian Denmark, respectively. There is no impact on outstanding shares as these shares are reflected as issued and outstanding.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Recognition of Options

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Enochian Biosciences Inc.
Expected term (in years)	5.5
Volatility	79.77%-82.85%
Risk free interest rate	0.26%-.88%
Dividend yield	0%

The Company recognized stock-based compensation expense related to the options of $499,428 and $1,184,975 for the three and nine months ended March 31, 2021, respectively. The Company recognized stock-based compensation expense related to the options of $(28,094) and $895,976 for the three and nine months ended March 31, 2020, respectively. At March 31, 2021, the Company had approximately $429,620 of unrecognized compensation cost related to non-vested options.

Plan Options

On February 6, 2014, the Board adopted the Company’s 2014 Equity Incentive Plan (the “Plan”), and the Company had reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the Plan.

On October 30, 2019, the Board approved and on October 31, 2019, the Company’s shareholders adopted the Enochian’s 2019 Equity Incentive Plan (the “2019 Plan”), which replaced the 2014 Plan. The 2019 Plan authorized options to be awarded to not exceed the sum of (1) 6,000,000 new shares of Common Stock, and (2) the number of shares of Common Stock available for the grant of awards as of the effective date under the 2014 Plan that, after the effective date of the 2019 Plan, expires, or is terminated, surrendered, or forfeited for any reason without issuance of shares. The remaining shares of Common Stock available for grant related to the 2014 Plan was 655,769 as of the effective date; this amount along with the new 6,000,000 shares totals 6,655,769 shares of Common Stock available to grant immediately after the effective date of the 2019 Plan.

For the three and nine months ended March 31, 2021, the Company granted annual options to purchase 52,500 and 140,131 shares of Common Stock to members of the Board of Directors and Scientific Advisory Board with a one-year vesting period. Options will be exercisable at the market price of the Company’s Common Stock on the date of the grant.

For the three and nine months ended March 31, 2020, the Company granted annual options of 92,576 and 123,826 to members of the Board of Directors and Scientific Advisory Board with a one-year vesting period pursuant to their contracts.

For three and nine months ended March 31, 2021, the Company granted options of zero and 9,201 to employees with a three year vesting period. For the three and nine months ended March 31, 2020, the Company granted options of zero and 21,999, to employees with a three year vesting period, respectively. Options will be exercisable at the market price of the Company’s common stock on the date of grant. Options will be exercisable at the market price of the Company’s common stock on the date of the grant.

The Company issued zero and 15,000 options with immediate vesting for services rendered with a Black-Sholes value of $27,990, during the three and nine months ended March 31, 2021. The Company issued 35,000 restricted units shares with immediate vesting in exchange for consulting services valued at $147,000 for services for the three and nine months ended March 31, 2021.

To date the Company has granted options under the 2019 Plan (“Plan Options”) to purchase 1,262,275 shares of Common Stock.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the Plan Options and Grant Warrants outstanding at March 31, 2021 is presented below:

Options Outstanding				Options Exercisable
	Exercise Price Ranges	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$2.00–4.50	248,163	9.41	$3.22	98,832	8.96	$2.92
	$4.51–6.50	479.997	7.87	$6.15	451,999	7.84	$6.18
	6.51–8.00	534,115	8.89	$7.97	82,925	7.23	$7.83
Total	$—	1,262,275	8.60	$6.35	633,755	7.93	$5.88

A summary of the status of the Plan Options at March 31, 2021 and changes since July 1, 2020 are presented below:

		Weighted Average	Average	Weighted Average
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at beginning of period	1,105,442	$6.78	9.19	$107,931
Granted	164,332	$3.37	10.0
Exercised	—	—	—	—
Forfeited	—	—	—
Expired	(7,499)	—	—	—
Outstanding at end of period	1,262,275	$6.35	8.60	$100,074
Vested and expected to vest				—
Exercisable end of period	633,755	$5.88	7.93	$63,589

At March 31, 2021, the Company had 633,755 exercisable Plan Options. The total intrinsic value of options at March 31, 2021 is $100,074. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) at March 31, 2021 (for outstanding options), less the applicable exercise price.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Common Stock Purchase Warrants

A summary of the shares of Common Stock, which can be purchased, related to the underlying the warrants outstanding for the six-month period as of March 31, 2021, is presented below:

		Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life

Outstanding at beginning of period	1,438,122	$1.42	1.99
Granted
Exercised	(63,122)	1.30	1.30
Cancelled/Expired	(25,000)	—	—
Outstanding at end of period	1,350,000	$1.30	1.27
Exercisable end of period	1,350,000	$1.30	1.27

	Equivalent Shares	Underlying Warrants	Outstanding	Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	1,350,000	1.27	$1.30	1,350,000	$1.30

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

Restricted Stock Units (RSUs)

The Company recognized stock-based compensation expense related to the RSUs of $147,000 for the three and nine months ended March 31, 2021, respectively. The Company recognized stock-based compensation expense related to RSUs of zero and $144,000 for the three and nine months ended March 31, 2020. At March 31, 2021, the Company had approximately $9,166 of unrecognized compensation cost related to restricted units.

A summary of the status of Restricted Stock Units outstanding at March 31, 2021 is presented below:

		Weighted Average	Weighted Average	Weighted Average
	Shares	Issuance Price	Remaining Life	Intrinsic Value

Outstanding at beginning of period	10,000	$6.15	.77	$—
Granted	35,000	—	—	—
Exercised	(40,000)	—	—	—
Cancelled/Expired	—	—	—	—
Outstanding at end of period	5,000	6.15	.77	$—
Exercisable end of period	—	$—	—	$—

	Restricted Stock Units Outstanding
Grant Price	Stock Units	Weighted Average Remaining Contractual Life (years)	Weighted Average Issuance Price
6.15	5,000	.77	$6.15
Total	5,000	.77	$6.15

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Consulting Agreements –

On July 9, 2018, the Company entered into a consulting agreement with G Tech Bio, LLC, a California limited liability company (“G Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, and amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G Tech Agreement”). G Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments, and will continue until the services are no longer rendered or the agreement is terminated. G Tech is controlled by certain members of Weird Science. For the three and nine months ended March 31, 2021 $75,000 and 200,000, was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement, respectively. For the three and nine months ended March 31, 2020, $300,000 and $1,050,000, was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement, respectively.

On January 31, 2020, the Company entered into a Statement of Work & License Agreement (the “HBV License Agreement”) by and among the Company, G Tech, and G Health Research Foundation, a not for profit entity organized under the laws of California doing business as Seraph Research Institute (“SRI”), whereby the Company acquired a perpetual, sublicensable, exclusive license (the “HBV License”) for a treatment under development (the “Treatment”) aimed to treat Hepatitis B Virus (HBV) infections in accordance with its agreement in principle with G Tech and SRI.

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

The cash funding for research costs and equipment pursuant to the HBV License Agreement consist of monthly payments amounting to $144,500 that cover scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. During the three and nine months ended March 31, 2021, the Company paid $433,500 and $1,300,500 for scientific staffing resources, respectively. During the three and nine months ended March 31, 2021, the Company paid $275,000 and $675,000 for costs related to research studies pursuant to the HBV agreement.

The HBV License Agreement contains customary representations, warranties and covenants of the parties with respect to the development of the Treatment and the HBV License. G Tech and SRI are each controlled by certain members of Weird Science, LLC, a shareholder of the Company.

Shares held for non-consenting shareholders – The 17,414 remaining shares of Common Stock have been reflected as issued and outstanding in the accompanying financial statements. There were zero and 64,823 shares of Common Stock issued to such non-consenting shareholders during the three and nine months ended March 31, 2021, respectively. (See Note 7)

Employment and Service Agreements - The Company has an agreement with the Executive Vice-Chair, where he fulfills the duties as prescribed by the Company’s bylaws and receives annual compensation in the amount of $430,000, plus 300,000 options that vested immediately. Dr. Dybul was given a one-time grant of options to purchase 450,000 shares of Common Stock at a strike price of $8.00 per share on June 11, 2020. The Company executed a consulting agreement for services for a Senior Medical Advisor of $210,000 on a part-time basis. The Company maintains employment agreements with other staff in the ordinary course of business.

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

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company paid G-Tech $918,500 and $2,400,500 in related party transaction which included payments for consulting agreements, contractual costs related to the HBV License Agreement (See Note 8), and security expenses, for the three and nine months ended March 31, 2021, respectively.

NOTE 10 — SUBSEQUENT EVENTS

On April 18, 2021, Enochian Biosciences, Inc., a Delaware corporation (the “Company” or “Enochian”) entered into a Statement of Work & License Agreement (the “License Agreement”), by and among the Company, G Tech Bio, LLC, a California limited liability company (“G -Tech”) and G Health Research Foundation, a not for profit entity organized under the laws of California doing business as Seraph Research Institute (“SRI”), whereby the Company acquired a sublicensable, exclusive license (the “License”) to research, develop and commercialize certain formulations which are aimed at preventing and treating pan-coronavirus or the potential combination of the pancoronavirus and pan-influenza, including the SARS-coronavirus that causes COVID-19 and pan-influenza (the “Prevention and Treatment”).

The License Agreement was entered into pursuant to the existing Framework Agreement between the parties dated November 15, 2019. The License Agreement states that in consideration for the License, the Company shall provide cash funding for research costs and equipment and certain other in-kind funding related to the Prevention and Treatment over a 24-month period, and provides for an up-front payment of $10 million within 60 days of April 18, 2021, along with additional payments upon the occurrence of certain benchmarks in the development of the technology set forth in the License Agreement, in each case subject to the terms of the License Agreement. Under the License Agreement, G Tech has the right to terminate the Licensing Agreement if the Company has not made the up-front payment of $10 million within 60 days of April 18, 2021. Additionally, the License Agreement provides for cooperation related to the development of intellectual property related to the Prevention and Treatment and for a 3% royalty to G Tech on any net sales that may occur under the License.

On April 23, 2021, the Registrant issued 89,286 shares of Common Stock at a price of $3.92 per share pursuant to a private placement for total proceeds to the Registrant of $350,000.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Enochian Biosciences, Inc. (“Enochian”, and together with its subsidiaries, the “Company”, “we” or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on September 23, 2020. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of the business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Human Immunodeficiency Virus (HIV), and Acquired Immunodeficiency Syndrome (AIDS)

HIV attacks the human immune system, specifically killing off CD4+ cells, or T cells, which play a central, controlling role in the immune system. Left untreated, HIV dramatically reduces the number of T cells in the body, devastates the immune system, leading to AIDS, a condition where the immune system cannot fight off life-threatening infections and cancers.

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

Hepatitis B (HBV)

Despite the availability of an effective vaccine, hepatitis B virus (HBV) is the world’s most common serious liver infection. It is the leading cause of liver cancer and the second leading cause of cancer deaths in the world. Two billion people have been infected with HBV, approximately 350 million have chronic HBV infection, and nearly one million people die every year.

Current efforts to develop novel treatment or cure largely focus on approaches to deplete the pool of a certain type of HBV DNA. Enochian has collaborated with Seraph Research Institute (SRI) to develop an innovative approach to co-opt HBV polymerase, a key expanding factor that the virus needs to reproduce itself, to induce the death of liver cells infected with the virus.

The initial in vitro and in vivo work was presented at the biannual HEP DART meeting in December of 2019, where it was selected as one of the best new therapies/novel strategies. Additional data was presented at the annual conference of the ASCGT in May 2020. A proof-of-concept, in vivo cure study is in advanced stages. A Pre-IND request was accepted. FDA comments are expected in September 2021.

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

Through a collaboration with a leader in the field of pancreatic cancer, our first therapeutic target, we are developing the pipeline with in vitro and in vivo proof-of-concept studies to evaluate the potential to induce long-term remission or cure. Results are expected in 2021.

Recent Developments

 On April 18, 2021, the Company entered into a Statement of Work & License Agreement (the “License Agreement”), by and among the Company, G Tech Bio, LLC, a California limited liability company (“G Tech”) and G Health Research Foundation, a not for profit entity organized under the laws of California doing business as Seraph Research Institute (“SRI”), whereby the Company acquired a sublicensable, exclusive license (the “License”) to research, develop and commercialize certain formulations which are aimed at preventing and treating pan-coronavirus or the potential combination of the pancoronavirus and pan-influenza, including the SARS-coronavirus that causes COVID-19 and pan-influenza (the “Prevention and Treatment”).

The License Agreement was entered into pursuant to the existing Framework Agreement between the parties dated November 15, 2019. The License Agreement states that in consideration for the License, the Company shall provide cash funding for research costs and equipment and certain other in-kind funding related to the Prevention and Treatment over a 24-month period, and provides for an up-front payment of $10 million within 60 days of April 18, 2021, along with additional payments upon the occurrence of certain benchmarks in the development of the technology set forth in the License Agreement, in each case subject to the terms of the License Agreement.

Under the License Agreement, G Tech has the right to terminate the Licensing Agreement if the Company has not made the up-front payment of $10 million within 60 days of April 18, 2021. Additionally, the License Agreement provides for cooperation related to the development of intellectual property related to the Prevention and Treatment and for a 3% royalty to G Tech on any net sales that may occur under the License.

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

COVID-19 Outlook

During March 2020, a global pandemic was declared by the World Health Organization related to the rapidly growing outbreak of a novel strain of coronavirus (COVID-19). The pandemic has significantly affected the economic conditions in the U.S. A number of states, counties and municipalities issued orders requiring persons who were not engaged in essential activities and businesses to remain at home. On March 27, 2020, the US enacted the Coronavirus Aid, Relief and Economic Security Aid (“CARES Act”) to help stimulate an economic recovery and additional legislation related to COVID-19 has been proposed; however, there are no reliable estimates of how long the pandemic will last or how many people are likely to be affected by it. No one knows what over-all effects the COVID-19 pandemic will have on economic conditions during the remainder of 2021.

Our senior management team is monitoring COVID-19’s impact and will continue to adjust our operations as necessary. However, the impact of this event on the Company’s results of operations, financial position, and liquidity or capital resources cannot be reasonably estimated at this time.

Results of Operations for the three and nine months ended March 31, 2021 and 2020

The following tablesets forth our revenues, expenses and net loss for the three and nine months ended March 31, 2021 and March 31, 2020. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Increase/(Decrease)		March 31,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
Revenues	$—	$—	$—	—%	$—	$—	$—	—%
Cost of Goods Sold	$—	$—	$—	—%	$—	$—	$—	$—%
Gross profit (Loss)	$—	$—	$—	—%	$—	$—	$—	$—%
Operating Expenses
General and administrative expenses	1,943,498	1,486,561	456,936	30.7	5,661,409	5,622,721	38,688	0.7
Research and development expenses	1,079,607	2,307,336	(1,227,729)	(53.2)	3,464,451	3,388,996	75,455	2.2
Depreciation and amortization	30,825	35,764	(4,939)	(13.8)	92,043	78,912	13,131	16.6
Total Operating Expense	$3,053,930	$3,829,661	$(775,732)	(20.3)%	$9,217,903	$9,090,629	$127,274	1.4%
LOSS FROM OPERATIONS	$(3,053,930)	$(3,053,930)	$775,732	(20.3)%	$(9,217,903)	$(9,090,629)	$(127,274)	1.4%
Other Income (Expense)							—
Change in fair value of contingent consideration	(882,498)	2,310,202	(3,192,701)	(138.2)	38,313	1,450,202	(1,411,890)	(97.4)
Interest expense	(96,347)	(12,030)	(84,317)	100.0	(282,086)	(12,030)	(270,056)	100.0
Gain (Loss) on currency transactions	(221)	(371)	150	(40.4)	(32,510)	148,936	(181,446)	(121.8)
Gain on settlement	—	5,000	(5,000)	(100.0)	—	140,000	(140,000)	(100.0)
Interest income	1,437	12,371	(10,934)	(88.4)	8,809	45,324	(36,515)	(80.6)
Total Other (expense) income	(977,629)	2,315,172	(3,292,802)	(142.2)	(267,474)	1,772,432	(2,039,907)	(115.1)
Loss Before Income Taxes	$(4,031,559)	$(1,514,489)	$(2,517,070)	166.2%	$(9,485,377)	$(7,318,197)	$(2,167,181)	29.6%
Income Tax Benefit	$849	$—	$—		$124,801	$—	$124,801	100.0
NET LOSS	$(4,030,710)	$(1,514,489)	$(2,516,221)	166.1%	$(9,360,576)	$(7,318,197)	$(2,042,380)	27.9%

Results of Operations for the three months ended March 31, 2021 compared to the three months ended December 31, 2019

The following tablesets forth our revenues, expenses and net loss for the three months ended March 31, 2021 and December 31, 2019. The financial information below is derived from our unaudited condensed consolidated financial statements

Revenues

Revenues from operations for the three and nine months ended March 31, 2021, and March 31, 2020 were $0 and $0, respectively.

Cost of Goods Sold

Our cost of goods sold was $0 and $0 during the three and nine months ended March 31, 2021, and March 31, 2020, respectively.

Gross profit (Loss)

Gross profit for the three and nine months ended March 31, 2021, and March 31, 2020 was $0 and $0, respectively.

Expenses

Our operating expenses for the three months ended March 31, 2021, and March 31, 2020 were $3,053,930 and $3,829,661, respectively, representing a decrease of $775,731, or approximately 20%.

Our operating expenses for the nine months ended March 31, 2021, and March 31, 2020 were $9,217,903 and $9,090,629, respectively, representing an increase of $127,274, or approximately 1%.

General and administrative expenses for the three months ended March 31, 2021, and March 31, 2020 were $1,943,498 and $1,486,561, respectively, representing an increase of $456,937 or approximately 31%. The variance is primarily related to an increase in stock based compensation of $527,000, offset by decreases of legal fees of $101,000. The increase in stock based compensation is due to the amortization of compensation cost from the increase of options provided to employees and directors, and the issuance of restricted shares in lieu of services rendered valued at $147,000, when compared to the comparative period in the prior year. The variance in legal fees is due to the decrease in licensing agreement related costs associated to the HBV technology, which occurred in the prior reporting period when compared to current legal fees.

General and administrative expenses for the nine months ended March 31, 2021 and 2020, remained relatively stable during for the comparative periods.

Research and development expenses for the three months ended March 31, 2021, and March 31, 2020 were $1,079,607 and $2,307,336, respectively, representing a decrease of $1,227,729, or approximately 53%. The variance is primarily driven by the $1.2 million upfront fee related to the Hepatitis B License Agreement payment in the prior year. No other milestone payments related to this agreement have been made through March 31, 2021. All other R&D costs have remained relatively stable during this period.

Research and development expenses for the nine months ended March 31, 2021 and 2020, remained relatively stable during for the comparative periods.

The Company recorded other (expense) of $977,630 for the three months ended March 31, 2021, compared to other income of $2,315,172 for the three months ended March 31, 2020, representing an increase in other (expenses) of $3,292,802 or 142%. The variance is primarily due to the change in fair value of the contingent consideration liability expense of $3,192,701, and the impact of warrants expired during the quarter.

The Company recorded other (expense) of $267,475 for the nine months ended March 31, 2021, compared to other income of $1,772,432 for the nine months ended March 31, 2020, representing an increase in other (expenses) of $2,039,907 or 115%. The variance is primarily due to the change in fair value of the contingent consideration liability expense of $1,411,890, and the impact of warrants exercised during the period.

Net Loss

Net loss for the three months ended March 31, 2021, and 2020, was ($4,030,710) or ($0.09) per share and ($1,514,489) or ($0.03) per share, respectively, representing an increase in loss of $2,516,221 or approximately 166%. The increase in loss was primarily due to the increase in fair value of the contingent consideration expense of $3,192,701 and the decrease in research and development expenses of $1,227,729 primarily related to the HBV License Agreement upfront fee that was paid in the prior year, not incurred in the current year.

Net loss for the nine months ended March 31, 2021, and 2020, was ($9,360,577) or ($0.20) per share and ($7,318,197) or ($0.16) per share, respectively, representing a decrease in loss of $2,042,380 or approximately (28)%. The increase in loss was primarily due to the increase in fair value of the contingent consideration of $1,780,811, offset by the increase in research and development expenses of $1,303,184 primarily related to the HBV License Agreement, and the commencement of new studies related to ENOB-HV11/12 product line.

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

As of March 31, 2021, the Company had $4,526,284 in cash and working capital of $3,512,918 as compared to $8,696,361 in cash and working capital of $7,606,411 as of June 30, 2020, a decrease of 48.0 % and 53.82%, respectively.

Assets

Total assets at March 31, 2021, were $173,697,498 compared to $178,102,059 as of June 30, 2020. The decrease in total assets were primarily due to the decrease in cash of $4,170,077. The change is primarily attributed to the following expenditures, $3,464,451 in research and development costs primarily related to the HBV License Agreement and ENOB-HV11/12 studies, and general and administrative expenses of $3,702,857 net of non-cash items, offset by the cash provided by the private placement and warrants exercised of $3,702,857.

Liabilities

Total Liabilities at March 31, 2021, were $11,378,787 compared to $11,829,798 as of June 30, 2020. The decrease in total liabilities were primarily related to reduction in accrued expenses that totaled approximately $157,262 due to timing, and the decrease of approximately $230,835 in the contingent consideration liability as a result of mark to market adjustment and warrants expiring, and the reduction in lease liabilities of approximately $201,944 offset by an increase in other short term liabilities of $302,992.

Following is a summary of the Company’s cash flows (used by) provided by operating, investing, and financing activities:

	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020
Net Cash (Used in) Operating Activities	$(7,582,676)	$(8,214,325)
Net Cash (Used in) Investing Activities	(10,721)	(174,015)
Net Cash Provided by Financing Activities	3,398,599	7,200,000
(Loss) Gain on Currency Translation	24,721	(154,718)
Change in Cash and Cash Equivalents	$(4,170,077)	$(1,343,058)

Cash Flows

Cash used in operating activities for the nine months ended March 31, 2021, and 2020 was ($7,582,676) and ($8,214,325), respectively. Cash used in operating activities during the current period included $3,464,451 in research and development costs primarily related to the HBV License Agreement and studies related to ENOB-HV11/12, and general and administrative expenses of $3,702,857 net of non-cash items.

Cash used in investing activities was $10,721 and $174,015 during the nine months ended March 31, 2021 and 2020, respectively, primarily due to purchase of equipment for the lab.

Cash provided by financing activities for the nine months ended March 31, 2021 and 2020, respectively, was $3,398,599 and $7,200,000, respectively. The Company received financing from a private placement of common stock, and the exercising of warrants held by shareholders, offset of payments towards the finance agreement.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiencies are attributed to the fact that the Company does not have adequate resources to address complex accounting issues, as well as an inadequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system. These control deficiencies will be monitored and attention will be given to the matter as we continue to accelerate through our current growth stage.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the nine months ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2021, the Company conducted a private placement offering of 56,123 shares (the “Shares”) of its Common Stock, at a purchase price of $3.92 per share, for aggregate proceeds to the Company of $220,000. The private placement was completed pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (“Regulation S”). In connection with the private placement, each investor executed a subscription agreement in the form of Exhibit 10.1 attached hereto. Each subscription agreement contains customary representations and warranties of the Company and of each investor, including that all investors purchasing Shares are not “U.S. persons” as defined by Rule 902 of Regulation S. The private placement was made directly by the Company and no underwriter or placement agent was engaged by the Company. The Company did not engage in general solicitation or advertising and did not offer securities to the public in connection with such issuances. The foregoing description of the private placement does not purport to be complete, and is qualified in its entirety by reference to the form of subscription agreement attached hereto as Exhibit 10.1, which is incorporated by reference herein.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
10.1	Form of Subscription Agreement (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2021)

10.2	License Agreement, dated April 18, 2021, by and among the Company, G Tech Bio, and G Health Research Foundation (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2021)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2021	ENOCHIAN BIOSCIENCES, INC.

	By:	/s/ Mark Dybul
Mark Dybul
Executive Vice Chair
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)

