Form 10-K/A
period 2021-06-30
Enochian Biosciences Inc
filed 2021-10-28
CIK 1527728

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

Securities registered pursuant to Section 12(g) of the Act: None

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

As of October 28, 2021, the number of shares outstanding of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”) was 52,219,661.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Enochian BioSciences, Inc. (the “Registrant,” and together with its wholly owned subsidiaries, Enochian Biopharma, Inc., a Delaware corporation (“Enochian Biopharma”), Enochian Biosciences Denmark ApS, a Danish limited company (“Enochian Denmark”) and Enochian Technologies, Inc. a Nevada corporation (“Enochian Technologies”), the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2021 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 24, 2021, solely to include the information required in Part III (Items 10 through 14) of Form 10-K. In addition, we are amending Item 15 of Part IV, (i) to include Exhibit 21.1 Subsidiaries, which was inadvertently omitted from the Original Filing as a result of administrative error and (ii) to include new certifications by our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2 hereto, as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, in accordance with Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

Except as specifically described above, no other changes have been made to the Original Filing. In order to preserve the nature and character of the disclosures in the Original Filing, except as specifically discussed in this Amendment, no attempt has been made to modify or update such disclosures for events, which occurred subsequent to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s subsequent filings with the SEC. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Filing, and such forward-looking statements should be read in their historical context.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors

The following is a description of the business experience, qualifications, skills and educational background of each of our directors, including each director’s relevant business experience:

Mr. Renè Sindlev. Mr. Sindlev, age 59, has served as the Chairman of the Board of Directors since June 2017. Mr. Sindlev has been successfully self-employed since 1985 from the age of 23. He has been an investor and entrepreneur since 1997 through his holding companies including RS Group ApS, RS Arving ApS, RS Family ApS, RS Newton ApS and RS Bio ApS. In January of 2014, Mr. Sindlev established Dr. Smood ApS in Denmark, and Dr. Smood Group, Inc. in the United States, a chain of all USDA Certified Organic health restaurants, and since 2014 he has served as its chairman. Mr. Sindlev has previously founded, owned and sold more than 28 companies in the jewelry, aviation, charter and real estate businesses, such as World of Watches A/S, Pandora A/S, RS Aviation ApS and Gråbrødrestræde ApS, among others. In 2002, Mr. Sindlev co-founded Pandora A/S and served as President & Board Member, and as an advisor to the board before and after its IPO on Nasdaq Copenhagen in 2010. Mr. Sindlev co-founded Enochian BioSciences Inc. in February 2018 from being an early Biotech investor in DanDrit Biotech, Inc. We believe Mr. Sindlev’s experience as an entrepreneur in successfully building start-up companies from the ground up qualifies him to serve as a director and Chairman of the Board.

Dr. Mark Dybul. Dr. Dybul, age 58, was appointed our Chief Executive Officer (CEO) and principal executive officer, effective July 1, 2021. Previous to the appointment, he served as Executive Vice Chair of the Board since January of 2019 and as a director since February of 2018. Dr. Dybul has served as a Professor in the Department of Medicine at Georgetown University Medical Center as of July 2017, and was the Faculty Co-Director of the Center for Global Health and Quality until he became Enochian BioSciences’ CEO. Dr. Dybul has worked on HIV and public health for nearly 30 years as a clinician, scientist, teacher, and administrator, most recently as the Executive Director of the Global Fund to Fight AIDS, Tuberculosis and Malaria from 2013 through May of 2017. Prior to joining the Global Fund, he was a principal architect and ultimately the head of the U.S. President’s Emergency Plan for AIDS Relief (PEPFAR), the largest international health initiative in history dedicated to a single disease, which achieved historic prevention, care, and treatment goals on time and on budget. During his tenure, the program’s funding grew from approximately $500 million to $6.5 billion annually. After serving as Chief Medical officer, Assistant, Deputy and Acting Director, he was appointed as its leader in 2006, becoming U.S. Global AIDS Coordinator, with the rank of Ambassador at the level of an Assistant Secretary of State. He served until early 2009. Earlier in his career, after graduating from Georgetown Medical School in Washington D.C., Dr. Dybul joined the National Institute of Allergy and Infectious Diseases, as a research fellow under director Dr. Anthony Fauci, where he conducted basic and clinical studies on HIV virology, immunology and treatment optimization, including the first randomized, controlled trial with combination antiretroviral therapy in Africa. Dr. Dybul has written extensively in scientific and policy literature, and has received several Honorary Degrees and awards, including a Doctor of Science, Honoris Causa, from Georgetown University. Dr. Dybul is a member of the National Academy of Medicine. We believe Dr. Dybul’s extensive clinical experience in HIV and public health, as well as an educator and administrator qualifies him to serve as director and Chief Executive Officer.

Carol L. Brosgart, MD. Dr. Brosgart, age 70, has served as a Director since December of 2019. Dr. Brosgart serves on the boards of privately held biotech companies and public, not-for-profit, domestic and global health organizations. She is a member of the Board of Directors of Galmed Pharmaceuticals, Ltd. (headquartered in Tel Aviv, Israel); Abivax, (headquartered in Paris, France), Intrivo Diagnostics, (headquartered in California) and Mirum Pharmaceuticals (headquartered in California). She also serves as a Board member for the non-profit organization, Berkeley Community Scholars (headquartered in California). She also is the Chair of Enochian’s Scientific Advisory Board on HBV Cure and Intrivo Diagnostic’s Scientific Advisory Board on COVID-19 diagnostic tests. Previously, she served as a member of Tobira Therapeutics’ Board of Directors from September 2009 until Allergan acquired it in November 2016; and, she was formerly on the Board of Juvaris, a vaccine company until Bayer Company acquired its assets. She is a consultant to Allergan, Dynavax, Hepion, Moderna, Pardes Biosciences, and a number of biotechnology companies in the areas of liver disease and infectious diseases. Dr. Brosgart is the Chair of the Scientific Advisory Committee for Hepion (formerly “ContraVir”), a biotechnology company working in the area of HBV Cure, NASH and Hepatocellular Carcinoma. She also serves on the Board of the American Liver Foundation (ALF) and on the ALF Medical and Scientific Advisory Board, Northern California Chapter, the Executive Committee of the Forum for Collaborative Research at UC Berkeley, and the Steering Committee of the HBV Cure Group at the Forum. She is a member of the Board of the Hepatitis B Foundation (HBF); serves on the Medical and Scientific Advisory Committee of the Hepatitis B Foundation; and, is the Research Integrity Officer for the Hepatitis B Foundation and the Baruch S. Blumberg Institute. Dr. Brosgart also serves on the Board of the AP Giannini Foundation and on the National Advisory Committee of Hepatitis B United. She served for many years on the Boards of the SF AIDS Foundation and the Pangaea Global AIDS Foundation. She is active in the public policy arena for the following professional organizations: AASLD and IDSA/HIVMA. Dr. Brosgart served as Senior Advisor on Science and Policy to the Division of Viral Hepatitis at the CDC and the Viral Hepatitis Action Coalition at the CDC Foundation from 2011 to 2014. Dr. Brosgart has also served as a member on the faculty of the School of Medicine at the University of California, San Francisco for the past four decades, where she is a Clinical Professor of Medicine, Biostatistics and Epidemiology in the Division of Global Health and Infectious Diseases. Previous positions include, serving as Chief Medical Officer at biotechnology company Alios BioPharma, Inc. Prior to Alios, Dr. Brosgart served as Senior Vice President and Chief Medical Officer of Children’s Hospital & Research Center in Oakland, California, from 2009 until February 2011. Previously, she served for eleven years, from 1998 until 2009, at the biopharmaceutical company Gilead Sciences, Inc., where she held a number of senior management roles, most recently as Vice President, Public Health and Policy and earlier as Vice President, Clinical Research and Vice President, Medical Affairs and Global Medical Director, Hepatitis. She led the clinical development and FDA approval of a number of agents at Gilead, including Viread™ and Hepsera™. Prior to Gilead, Dr. Brosgart worked for more than 20 years in clinical care, research, and teaching at several Bay Area medical centers. She was the founder and Medical Director of the East Bay AIDS Center at Alta Bates Medical Center in Berkeley, California, from 1987 until 1998 and served as the Medical Director of Central Health Center, Oakland, California, of the Alameda County Health Care Services Agency from 1978 until 1987. Dr. Brosgart received a B.S. in Community Medicine from the University of California, Berkeley and received an M.D. from the University of California, San Francisco. Her residency training was in pediatrics, public health, and preventive medicine at UCSF and UC Berkeley School of Public Health. She has published extensively in the areas of HIV, HBV, CMV, and liver disease. We believe Dr. Brosgart’s extensive clinical experience in HIV and HBV, her significant clinical research and regulatory experience, and her service in senior management and on numerous public and private boards in the biotechnology industry qualifies her to serve as a director.

Mr. Gregg Alton. Mr. Alton, age 55, has served as a director since December 2019. Mr. Alton joined the Board after serving for 20 years at the biopharmaceutical company Gilead Sciences, Inc. At Gilead, Mr. Alton served as interim Chief Executive Officer, responsible for the company’s strategy, growth and operations. As Chief Patient Officer, he led Gilead’s patient outreach and engagement initiatives and the company’s efforts to facilitate access to its medicines around the world. He oversaw the corporate and medical affairs functions and developing world access programs, as well as its digital patient solutions and patient-centered outcomes groups and commercial operations in certain countries. Mr. Alton joined Gilead in 1999 and held a number of positions at the company with experience in legal, medical affairs, policy and commercial. He previously served as general counsel. Prior to joining Gilead, he was an attorney at the law firm of Cooley Godward, LLP, where he specialized in mergers and acquisitions, corporate partnerships and corporate finance transactions for healthcare and information technology companies. Mr. Alton is a member of the Board of Directors of Corcept Therapeutics, Brii Biosciences, Novavax, Inc., the Hepatitis Fund and the Boys and Girls Clubs of Oakland. Mr. Alton serves as a board observer for GARDP. He also serves on the U.S. government’s President's Advisory Council on HIV/AIDS, and the advisory board for the UC Berkeley College of Letters & Science. Mr. Alton received a bachelor’s degree in legal studies from the University of California at Berkeley and a law degree from Stanford University. We believe Mr. Alton’s decades of experience in senior management at a large pharmaceutical company, along with his legal and governance experience qualifies him to serve as a director.

Mr. James Sapirstein. Mr. Sapirstein, age 60, has served as a director since March of 2018. Mr. Sapirstein joined the Board after having served over thirty-seven years in the pharmaceutical industry. He is currently the Chairman, President and CEO of First Wave BioPharma (formerly “AzurRx BioPharma”) and has served as the CEO of ContraVir Pharmaceuticals, Inc. (now Hepion), which is a company specializing in the Hepatitis B space. After beginning his career in 1984 with Eli Lilly, he accepted a position at Hoffmann-LaRoche in 1987, where he served for almost a decade as part of its commercial teams in the US and abroad. He held a number of positions at Hoffmann-LaRoche, before moving to Bristol Myers Squibb (BMS) in 1996 as the Director of International Marketing in the Infectious Disease group. While at BMS, he worked on several important HIV/AIDS projects including Secure the Future. Later, Mr. Sapirstein started his career in smaller biotech companies when he joined Gilead Sciences, Inc. (GILD) in order to lead the Global Marketing team in its launch of Viread (tenofovir). In 2002, he accepted the position of Executive Vice President Metabolic and Endocrinology for Serono Laboratories before becoming the founding CEO of Tobira Therapeutics in 2006. In 2012, after several years in the infectious diseases space, Mr. Sapirstein became the CEO of Alliqua Therapeutics at Alliqua, Inc. He is also a Director for Biotechnology Innovation Organization (BIO) and the Chairman Emeritus of BIO’s New Jersey Chapter (BioNJ), where he sits on the Emerging Companies Section Governing Board. Mr. Sapirstein received his MBA from Fairleigh Dickinson University and B.Pharm. from Rutgers University. We believe Mr. Sapirstein’s extensive experience as a biotechnology executive and as a board member in biopharma industry and industry associations qualifies him to serve as a director.

Mr. Carl Sandler. Mr. Sandler, age 49, has served as a director since February of 2018. Mr. Sandler is an entrepreneur and investor who has built numerous consumer-facing technology and healthcare companies. He was the co-founder and CEO of Enochian BioPharma, Inc. prior to its acquisition by the Registrant and has been the Manager of Weird Science, LLC since March of 2017. He is the CEO of Frida Therapeutics, a gene therapy start-up in rare monogenic diseases, the Manager of DH Services, LLC, an application developer and the CEO of True Sons Grooming, a subscription service. We believe Mr. Sandler’s significant experience building businesses qualifies him to serve as a director.

Mr. Henrik Grønfeldt-Sørensen. Mr. Grønfeldt-Sørensen, age 49, has served as a director since October of 2017. has been the Chief Executive Officer of RS Group ApS, RS Arving ApS, RS Family ApS and RS Newton ApS since October of 2012, and he has served as a director of Dr. Smood Group, Inc. since January of 2014. Mr. Grønfeldt-Sørensen has over 10 years’ experience in different CEO & management positions at Danske Bank in Denmark, and the Danish Bank Nykredit in France. RS Group of Companies is a family office in Denmark with global investments within the real estate, charter business, food & beverage, private hospitals and biosciences industries. Mr. Grønfeldt-Sørensen holds an eMBA from University of Monaco (2011). We believe Mr. Grønfeldt-Sørensen’s significant experience in corporate management and in investor relations qualifies him to serve as a director.

Ms. Jayne McNicol. Ms. McNicol, age 55, has served as a director and chair of our audit committee since May of 2021. Since May 2017, Ms. McNicol has been the Chief Financial Officer of the California Life Sciences Association, a nonprofit, membership-based trade association that empowers the life sciences community to deliver innovative solutions for healthier lives. Previously, from July 2001 to April 2017, Ms. McNicol was a Partner of Assurance Services at Ernst & Young LLP serving public and private life sciences companies primarily in the San Francisco Bay Area. Prior to this, Ms. McNicol served in positions of increasing responsibility at Ernst & Young and its predecessor, Arthur Young, initially in Bristol, England and later in the San Francisco Bay Area. Ms. McNicol is a Certified Public Accountant with the California Board of Accountancy and a Chartered Accountant with the Institute of Chartered Accountants in England and Wales. She holds a Bachelor of Arts degree in English from the University of Leeds, England. We believe Ms. McNicol’s significant experience in financial management within the life sciences industry qualifies her to serve as a director and chair of our audit committee.

There are no family relationships, as defined in subparagraph (d) of Item 401 of Regulation S-K, among any of our executive officers and directors. To the best of our knowledge, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

The Board and Board Committees

The Board. The Board met 8 times for meetings during fiscal 2021, and also acts by written consent. Four of such meetings were regularly scheduled meetings and the other special Board meetings and telephonic calls were held as needed. During fiscal year 2021, each incumbent director attended 75% or more of the Board meetings for the periods during which each such director served. Directors are not required to attend annual meetings of our stockholders.

Audit Committee and Audit Committee Financial Experts

The Audit Committee has been structured to comply with the requirements of Rule 10A-3(b)(1) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the listing standards of NASDAQ, and each member and former member of the Audit Committee complied with such requirements and standards. The members of the Audit Committee are currently Jayne McNicol (Chair), James Sapirstein and Gregg Alton.

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

The Board has determined that each member of the Audit Committee has the appropriate level of financial understanding and industry specific knowledge to be able to perform the duties of the position; and they are financially literate and have the requisite financial sophistication as required by the applicable listing standards of NASDAQ. The Board has determined that both Ms. McNicol and Mr. Alton are “audit committee financial experts” as defined by applicable SEC and Nasdaq rules.

The Audit Committee met 6 times during fiscal 2021, which were all attended by each member during his or her period of service, and also acts by written consent. The Audit Committee operates under a charter that was adopted by our Board and is posted on our website at www.enochianbio.com.

The Audit Committee reviewed and discussed the audited financial statements for the 2021 fiscal year with management, and with Sadler, Gibb & Associates, LLC (“Sadler”), the Company’s independent registered public accounting firm. Further, the Audit Committee also discussed with Sadler the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (the “PCAOB”) and the SEC. The Audit Committee reviewed permitted services under rules of the SEC as currently in effect and discussed with Sadler its independence from management and the Company, including the matters in the written disclosures and the letter from Sadler required by the applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit Committee concerning independence.

Based on its review of the financial statements and the aforementioned discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for filing with the SEC.

THE AUDIT COMMITTEE

Jayne McNicol (Chair)

James Sapirstein

Gregg Alton

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are currently Carol L. Brosgart, M.D. and Gregg Alton (Chair).

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

The Nominating and Corporate Governance Committee met 3 times during fiscal 2021. The Nominating and Corporate Governance Committee operates under a charter that was adopted by our Board and is posted on our website at www.enochianbio.com.

Compensation Committee

The members of our Compensation Committee are currently James Sapirstein (Chair) and Carol L. Brosgart, M.D.

The Compensation Committee, as permitted by, and in accordance with, its charter, is responsible for assisting the Board in fulfilling its responsibilities relating to matters of human resources and compensation, including equity compensation, and to establish a plan of continuity and development for our senior management. The Compensation Committee periodically assesses compensation of our executive officers in relation to companies of comparable size, industry and complexity, taking the performance of the Company and such other companies into consideration. All decisions with respect to the compensation of our principal executive officer are determined and approved solely by the Compensation Committee. All decisions with respect to other executive compensation, including incentive-compensation and equity-based plans are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the members of the Board for final approval. In addition, the Compensation Committee will, as appropriate, review and approve public or regulatory disclosure relating to compensation, including the Compensation Disclosure and Analysis, and any metrics for performance measurements. The Compensation Committee has the authority to retain and compensate any outside adviser as it determines necessary to permit it to carry out its duties and engaged such a consultant in connection with the Company’s compensation for the 2021 fiscal year.

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

The Compensation Committee met 4 times during fiscal year 2021. The Compensation Committee operates under a charter that was adopted by our Board and is posted on our website at www.enochianbio.com.

The Compensation Committee has considered the potential risks arising from the Company’s compensation for all employees and does not believe the risks from those compensation practices are reasonably likely to have a material adverse effect on the Company.

Executive Officers Who Are Not Directors

Luisa Puche. Ms. Puche, age 58, is our Chief Financial Officer and principal financial officer. Prior to becoming our Chief Financial Officer in January of 2019, Ms. Puche served as a senior accounting and financial advisor and president of Puche Group, LLC, since 2015 where she served in a variety of advisory capacities for both public and private organizations, such as technical accounting consultations, complex technical implementations, M&A transactions, IT Risk assessments and SOX 404 implementations. Previously, Ms. Puche served in various senior executive roles at Brightstar Corp., a global distributor and service provider in the wireless industry, with public reporting requirements, including as Vice President and Global Controller and Interim Chief Accounting Officer. During her tenure at Brightstar, she was responsible for financial reporting from 55 countries, and was instrumental in various key transactions including the $1.6 billion sale of Brightstar to SoftBank. Ms. Puche also worked at Ernst & Young for 10 years. Ms. Puche holds a Bachelor’s of Accounting from Florida International University.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended June 30, 2021, all filing requirements were timely satisfied, except (i) a late Form 4 was filed for James Sapirstein on March 11, 2021 to report a grant of options on March 6, 2021, (ii) a late Form 4 was filed for Evelyn D’An on March 11, 2021 to report a grant of options on March 6, 2021 and (iii) a late Form 3 was filed for Jayne McNicol on June 14, 2021 to report her appointment to the Board on May 26, 2021.

Code of Ethics

Our Board has adopted a Code of Ethics and Conduct (our “Code of Ethics”). Our Code of Ethics sets forth standards of conduct applicable to our employees, officers and directors to promote honest and ethical conduct, proper disclosure in our periodic filings, and compliance with applicable laws, rules and regulations. Our Code of Ethics is available to view at our website, www.enochianbio.com by clicking on Investors/Media-Corporate Governance. We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)(1)		Non-equity incentive plan compensation ($)	Other Compensation ($)	Total ($)
Mark Dybul, M.D.	2021	$430,000	$—	$—	$—		$—	$—	$430,000
Executive Vice Chair(2)	2020	$430,000	$—	$—	$832,500	(3)	$—	$—	$1,262,500
Luisa Puche	2021	$275,000	$—	$—	$—		$—	$—	$275,000
Chief Financial Officer	2020	$200,000	$80,000	$—	$—		$—	$—	$280,000

(1)	Amounts shown do not reflect compensation actually received by the executive officer. Instead, the amounts shown are the total grant date valuations of stock option grants awarded during the year as determined pursuant to ASC Topic 718. The valuations are expensed for financial reporting purposes over the vesting period of the grant.
(2)	Effective July 1, 2021, Dr. Dybul was appointed our Chief Executive Officer.
(3)	Represents the fair value of options to purchase 450,000 shares of common stock, which were granted on June 11, 2020 at the fair value at the grant date of $1.85 per share.

 Arrangements with Named Executive Officers

During the fiscal year ended June 30, 2021, we had agreements in place with Dr. Dybul and Ms. Puche. A description of each agreement is set forth below.

Mark R. Dybul, M.D. Since January 7, 2019, when Dr. Dybul became our principal executive officer by virtue of his appointment as Executive Vice-Chair of the Board, Dr. Dybul received compensation as Executive Vice Chair of the Board under his Amended and Restated Director’s Agreement, as amended on May 1, 2019 (the “Director Agreement”), which called for cash compensation of $430,000 per annum, and the grant of options to purchase 300,000 shares of common stock, which was granted on November 21, 2018. The Director Agreement did not provide for any payments or other benefits upon a change in control. Dr. Dybul was given a one-time grant of options to purchase 450,000 shares of common stock at a strike price of $8.00 per share on June 11, 2020.

On October 30, 2019, the Compensation Committee approved and presented to the Board an employment agreement whereby Dr. Dybul would serve as the Company’s Chief Executive Officer (the “Executive Employment Agreement”) which was recommended by the Board for approval by our stockholders. On October 31, 2019, our stockholders approved the Employment Agreement via written consent. Effective July 1, 2021, Dr. Dybul and the Company entered into the Executive Employment Agreement in connection with his appointment to Chief Executive Officer. The following is a summary of the Employment Terms and other material terms of the Employment Agreement.

Term. Dr. Dybul will serve as Chief Executive Officer for a term of three (3) years with automatic yearly renewal terms thereafter unless terminated at least 90 days before the expiry of a term.

Duties. Dr. Dybul will perform duties consistent with the position of Chief Executive Officer, as directed by and reporting to the Board, where he shall remain a director but without further compensation for Board service. Dr. Dybul will devote a substantial majority of his business time and attention to the performance of his duties with the Company, but he will be able to hold positions with charitable organizations approved by the Board, and serve on boards of up to five non-competitive entities, with prior approval by the Board required for publicly traded companies.

Place of Employment and Expenses. Dr. Dybul shall work out of the Company’s headquarters in Los Angeles, commuting as needed. Dr. Dybul shall be reimbursed for reasonable expenses for accommodations in Los Angeles and a company car.

Cash Compensation. Dr. Dybul shall be entitled to a base salary of Eight Hundred Fifty Thousand Dollars ($850,000) per year. Dr. Dybul shall be eligible for a bonus of up to 60% of his base salary per year in the sole discretion of the Compensation Committee and in accordance with any short-term incentive plan adopted by the Company.

Benefits. Dr. Dybul shall receive benefits provided to similarly situated employees of the Company and five (5) weeks vacation per year.

Termination. The Employment Agreement may be terminated by the Company for “Cause” or by Dr. Dybul without “Good Reason” (each as defined therein), in which case Dr. Dybul will only receive accrued compensation and benefits. In the event the Company terminates the Employment Agreement without Cause or Dr. Dybul terminates the Agreement with Good Reason, Dr. Dybul will receive his base salary for one (1) year and vesting of one (1) year’s worth of unvested options.

Change in Control. Upon a change in control, the option grant described below shall immediately vest, and Dr. Dybul shall have the right to terminate the Employment Agreement for Good Reason.

Restrictive Covenants. Dr. Dybul shall be subject to restrictive covenants set forth in that certain Confidential and Proprietary Information Agreement attached to the Employment Agreement, which are independent of the obligations set forth in the Employment Agreement. The restrictive covenants include a non-compete, non-solicitation and non-disparagement obligations for one (1) year, provided that the Company shall continue to pay his base salary for such one (1) year period.

Description of the Option Grant. Upon appointment to Chief Executive Officer, Dr. Dybul was awarded an option to purchase 3,000,000 shares of the Company’s common stock at an exercise price equivalent to the closing price per share quoted on the NASDAQ Stock Market on the trading day prior to the grant date. The option has a ten-year term, subject to continued employment, and 2,000,000 of the shares will vest ratably on July 1, 2022, July 1, 2023 and July 1, 2024. One-third of the remaining 1,000,000 shares are subject to vesting at the end of each of the three years beginning with the year ending June 30, 2022, based upon the achievement by the Company of certain benchmarks.

Luisa Puche. Pursuant to her offer letter from the Company, dated December 28, 2018 (the “Offer Letter”), Ms. Puche received an annual base salary of $200,000, and is eligible for a discretionary cash bonus, with a target of 40% of her base salary. Ms. Puche also received a grant of options to purchase 60,000 shares of Common Stock and 15,000 restricted stock units, each vesting in equal increments over three years. The Offer Letter provides for at will employment; provided however, that upon termination of Ms. Puche’s employment by the Company without cause, or for a termination of employment by Ms. Puche for good reason, she will receive six months salary and COBRA eligibility. Additionally, if the termination without cause or for good reason occurs within 12 months of a change in control, Ms. Puche will also be entitled to a pro-rata bonus and immediate vesting of any unvested options or restricted stock units. Ms. Puche had a base salary of $275,000 for the fiscal year 2021. Effective October 1, 2021, Ms. Puche received an increase in base salary to $300,000 following the completion of the 2021 fiscal year, a discretionary bonus of $110,000 (equal to 40% target of her base salary), and 60,000 options, each vesting in equal increments over three years.

Outstanding Equity Awards as of June 30, 2021

The following table provides information concerning outstanding equity awards held by our named executive officers as of June 30, 2021.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)(1)
Mark R. Dybul, M.D. Executive Vice Chair	7,563	—	$8.00	02/27/2028	—	—
	5,226	—	$5.74	09/18/2028	—	—
	300,000	—	$6.50	11/21/2028	—	—
	450,000	—	$8.00	06/11/2030	—	—

Luisa Puche Chief Financial Officer	40,000	20,000	$6.15	01/7/2029	—	—
	—	—	—	—	5,000	$24,850

(1)	The unvested equity awards market value is computed using the closing share price of $4.97 on June 30, 2021.

Board Compensation

The table below sets forth the compensation earned by directors, all of whom are non-employees for services during the fiscal year ended June 30, 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

René Sindlev	$45,000	$—	$29,462	$—	$74,462
Evelyn D’An (2)	63,516	—	50,730	—	114,246
James Sapirstein	77,500	—	50,730	—	128,230
Carl Sandler	45,000	—	30,433	—	75,433
Carol Brosgart	69,000	—	49,856	—	118,856
Gregg Alton	77,500	—	49,856	—	127,356
Henrik Grønfeldt-Sørensen	45,000	—	29,114	—	74,114
Jayne McNicol (3)	7,418	—	105,542	—	112,960
Total	$429,934	$—	$395,723	$—	$825,657

(1)	Amounts shown are not intended to reflect value actually received by the directors. Instead, the amounts shown are the total fair value of option awards granted in fiscal 2021 for financial statement reporting purposes, as determined pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718. These values are amortized as equity compensation expense over the vesting period of the grants.

(2)	Ms. Evelyn D’An resigned from the board of directors effective April 15, 2021. Compensation reflects 3 quarters of payments, and a prorated amount related to the 4th quarter through her resignation date related to the annual base per her director agreement, and her additional compensation for committee membership. Equity grants issued to Ms. D’An during the fiscal year remain available to exercise through their expiration date.

(3)	Ms. Jayne McNicol joined the board on May 25, 2021, and received pro-rated cash compensation of $7,418 and her full annual stock option award pursuant to her director agreement during the 2021 fiscal year. She will be paid cash compensation in future periods based on the annual base salary per her director agreement, and additional compensation for committee membership.

Narrative to Director’s Compensation Table

In September of 2018, we revised our director compensation program to reflect competitive practices and our transition to a NASDAQ listed company. The resulting compensation package for our independent directors (who qualify as independent under the rules of The NASDAQ Capital Market and serve on committees of the Board) and for committee service as of the date hereof is set forth in the table below. In addition, our independent directors are awarded annual options to purchase common stock valued at $75,000. Directors who are not independent, or do not serve on committees are paid an annual cash fee of $45,000 and awarded options to purchase common stock valued at $45,000 per annum.

Compensation Element	Value
Retainer	$60,000
Audit Committee Chair Fee	$15,000
Compensation Committee Chair Fee	$10,000
Nominating Committee Chair Fee	$10,000
Audit Committee Member Fee	$7,500
Compensation Committee Member Fee	$5,000
Nominating Committee Member Fee	$4,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following sets forth information regarding the beneficial ownership of our common stock as of October 25, 2021 by:

●	each person to be known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership of the Common Stock is determined in accordance with the rules of the SEC and includes any shares of Common Stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock held by them. Applicable percentage ownership in the following table is based on 52,219,661 shares of Common Stock outstanding as of October 25, 2021, excluding 2,700,000 shares of Common Stock issuable only upon the exercise of warrants by other warrant holders (see footnotes 2 and 3 to the table below), plus any securities that the individuals included in this table have the right to acquire within 60 days of October 25, 2021.

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

	Enochian BioSciences Inc.
Name of Beneficial Owner	Number of Shares	% Ownership

Directors/Officers:
Renè Sindlev, Chairman of the Board (1)	9,702,808	18.57%
Mark Dybul, Executive Vice Chair of the Board (2)	828,986	1.56%
Luisa Puche, Chief Financial Officer (3)	50,000	*%
Carl Sandler, Director (4)	8,473,551	16.21%
Carol Brosgart	15,625	*%
Gregg Alton	15,625	*%
James Sapirstein, Director (5)	52,608	*%
Jayne McNicol	—	—
Henrik Grønfeldt-Sørensen, Director (6)	77,269	*%
Directors/Officers Total (9 persons):	19,216,472	36.11%
5% Shareholders who are not Directors or Officers:
Weird Science, LLC	4,961,363	9.50%
RS Bio ApS	9,668,351	18.51%
Serhat Gümrükcü (7)	9,463,654	18.12%
Anderson Wittekind (8)	9,130,936	17.49%
5% Shareholders who are not Directors or Officers Total:	28,262,941	54.12%
Total:	32,815,242	62.84%

*	Indicates less than 1%.

(1)	Includes 9,668,351 shares of Common Stock owned of record by RS Bio ApS, a Danish entity, and options to purchase 34,457 shares of Common Stock exercisable within 60 days of October 25, 2021 owned of record by Mr. Sindlev. Mr. Sindlev, our Chairman of the Board, holds the sole voting and disposition power of the shares owned by RS Bio ApS.
(2)	Includes 66,196 shares of Common Stock and options to purchase 762,790 shares of Common Stock exercisable within 60 days of October 25, 2021. Excludes 3,853 shares of Common Stock issuable only upon the exercise of warrants that remain outstanding as contingent consideration.
(3)	Includes 10,000 shares of Common Stock and options to purchase 40,000 shares of Common Stock exercisable within 60 days of October 25, 2021.
(4)	Includes 4,961,363 shares of Common Stock owned of record by Weird Science, LLC, 3,471,056 shares of Common Stock owned of record by Mr. Sandler and options to purchase 41,132 shares of Common Stock exercisable within 60 days of October 25, 2021 owned of record by Mr. Sandler. Excludes 1,309,932 shares of Common Stock issuable only upon the exercise of warrants that remain outstanding as contingent consideration to Weird Science. Mr. Sandler, a director, is also a member and a manager of Weird Science and has shared voting and disposition power with W. Anderson Wittekind of the shares owned by Weird Science, LLC.
(5)	Includes options to purchase 52,608 shares of Common Stock exercisable within 60 days of October 25, 2021.
(6)	Includes 50,000 shares of Common Stock and options to purchase 27,269 shares of Common Stock exercisable within 60 days of October 25, 2021. Mr. Grønfeldt-Sørensen, our Director, holds the sole voting and disposition power of the shares owned by Greenfield Holding ApS. Excludes 9,668,351 shares of Common Stock owned of record by RS Bio ApS, a Danish entity, of which Mr. Grønfeldt-Sørensen is an officer but over which he exercises no voting or disposition power. Mr. Sindlev holds the sole voting and disposition power of the shares owned by RS Bio ApS.
(7)	Excludes 9,130,936 shares of Common Stock owned by Mr. Gümrükcü’s spouse, to which Mr. Gümrükcü disclaims beneficial ownership.
(8)	Includes 4,961,363 shares of Common Stock owned of record by Weird Science, LLC, 2,630,884 shares of Common Stock owned of record by Mr. Wittekind and 1,538,689 shares held in trust over which Mr. Wittekind has sole voting and disposition power. Mr. Wittekind is a member and a manager of Weird Science and has shared voting and disposition power with Carl Sandler of the shares owned by Weird Science, LLC. Excludes 1,309,932 shares of Common Stock issuable only upon the exercise of warrants that remain outstanding as contingent consideration to Weird Science, and 9,463,654 shares of Common Stock owned by Mr. Wittekind’s spouse, to which Mr. Wittekind disclaims beneficial ownership.

 Equity Incentive Plan Information

The following table provides information, as of June 30, 2021, regarding the number of shares of Company common stock that may be issued pursuant to our 2014 Equity Incentive Plan and 2019 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:	1,329,153	$6.24	5,796,847	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,329,153	$6.24	5,796,847	(1)

(1)	On February 6, 2014, the Board adopted the Company’s 2014 Equity Incentive Plan (the “Plan”), and the Company had reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the Plan. On October 30, 2019, the Board approved and on October 31, 2019, the Company’s shareholders adopted Enochian BioSciences’ 2019 Equity Incentive Plan (the “2019 Plan”), which replaced the 2014 Plan. The 2019 Plan authorized options to be awarded to not exceed the sum of (1) 6,000,000 new shares, and (2) the number of shares available for the grant of awards as of the effective date under the 2014 Plan that, after the effective date of the 2019 Plan expires, or is terminated, surrendered, or forfeited for any reason without issuance of shares. The remaining shares available for grant related to the 2014 Plan was 655,769 as of the effective date, this amount along with the new 6,000,000 shares totaled 6,655,769 shares available for grant immediately after the effective date of the 2019 Plan. As of June 30, 2020, the Company had 6,055,557 shares available for grant. Pursuant to the 2019 Plan, during the 2021 fiscal year the Company granted total options and restricted shares, net of cancellations, of 258,710.

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

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments, and will continue until the services are no longer rendered or the agreement is terminated. G-Tech is controlled by Dr. Serhat Gümrükcü and Anderson Wittekind, shareholders of the Company. For the year ended June 30, 2021, we paid $275,000 to G-Tech pursuant to the G-Tech Agreement.

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

The cash funding for research costs pursuant to the HBV License Agreement consist of monthly payments amounting to $144,500 that cover scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. During the year ended June 30, 2021, the Company paid $2,409,000 for scientific staffing resources, research and development and IND enabling studies.

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

The License Agreement was entered into pursuant to the existing Framework Agreement between the parties dated November 15, 2019. The License Agreement states that in consideration for the Development License, the Company shall provide cash funding for research costs and equipment and certain other in-kind funding related to the Prevention and Treatment over a 24-month period. The License Agreement provided for an up-front payment of $10 million and a $760,000 payment for expenditures to date related to research towards the Prevention and Treatment, both of which were to be paid within 60 days of April 18, 2021. The License Agreement provides for additional payments upon the occurrence of certain benchmarks in the development of the technology set forth in the License Agreement, in each case subject to the terms of the License Agreement. During the year ended June 30, 2021, the Company paid $10,760,000 pursuant to the License Agreement.

Compensation of Named Executive Officers and Directors

For information regarding compensation of named executive officers and directors, please see “Item 11. Executive Compensation.”

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Director Independence

The NASDAQ listing standards provide that an independent director is one who the Board affirmatively determines is free of any relationship that would interfere with that individual’s exercise of independent judgment. The Board has determined that Mr. Sapirstein, Mr. Sandler, Mr. Alton, Dr. Brosgart and Ms. McNicol are each independent as defined in the listing standards of NASDAQ. In making such determinations, the Board has concluded that none of these directors has an employment, business, family or other relationship, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accounting Fees and Services

The following information sets forth fees billed to us by Sadler, Gibb & Associates, LLC (“Sadler”) during the years ended June 30, 2021 and June 30, 2020 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements (“Audit Fees”), (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees (“Audit-Related Fees”), (iii) services rendered in connection with tax compliance, tax advice and tax planning (“Tax Fees”), and (iv) services rendered by Sadler other than the foregoing (“Other Fees”).

Audit Fees

For the fiscal year ended June 30, 2021 Sadler billed an aggregate of $91,975 in Audit Fees. For the fiscal year ended June 30, 2020, Sadler billed an aggregate of $77,089 in Audit Fees.

Audit-Related Fees

For the fiscal year ended June 30, 2021 Sadler billed an aggregate of $2,000 in Audit-Related Fees. Sadler did not bill Audit-Related Fees in the fiscal year ended June 30, 2020.

Tax and Other Fees

None.

Audit Committee’s Pre-Approval Process

The Audit Committee, which has been in place since March 28, 2018, pre-approves all audit and permissible non-audit services on a case-by-case basis. In its review of non-audit services, the Audit Committee considers whether the engagement could compromise the independence of our independent registered public accounting firm, and whether it is in our best interest to engage our independent registered public accounting firm to perform the services. The Audit Committee does not delegate its responsibilities to pre-approve services performed by our independent registered public accounting firm to management. The Audit Committee may delegate, and has delegated, pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

During the year ended June 30, 2021, all services performed by Sadler were pre-approved by the Audit Committee.

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report

1. Consolidated Financial Statements:

Previously filed with the Company’s Annual Report on Form 10-K for the year ended June 30, 2021.

2. All schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

3. The Exhibits below:

Exhibit No.	Description	Incorporated by Reference
3.1	Certificate of Incorporation	Incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018.

3.2	Bylaws	Incorporated herein by reference to exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 16, 2019.

4.1	Form of Warrant	Incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on May 1, 2017.

4.2	Promissory Note	Incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on March 31, 2020.

4.3	Description of Securities	Incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-K filed with the SEC on September 30, 2020.

10.1	Form of License Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 17, 2018.

10.2	2019 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020.

10.3	Statement of Work and License Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 3, 2020.

10.4	Note Purchase Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 31, 2020.

10.5	Lease Agreement by and between the Company and Plaza Medical Office Building, LLC dated November 13, 2017	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 17, 2017.

10.6	General Office Lease by and between the Registrant and Century City Medical Plaza Land Co., Inc. dated June 19, 2018	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 25, 2018.

10.7	Consulting Agreement by and between the Company and G-Tech Bio, LLC July 9, 2018	Incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K/A filed with the SEC on September 30, 2019.

10.8	Offer Letter from the Company to Luisa Puche, dated December 28, 2018	Incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K/A filed with the SEC on September 30, 2019.

10.9	Amended and Restated Director Agreement by and between the Company and Mark Dybul, as amended, dated May 1, 2019	Incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K/A filed with the SEC on September 30, 2019.

10.10	Purchase Agreement, dated July 8, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 14, 2020.

10.11	Registration Rights Agreement, dated July 8, 2020, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 14, 2020.

10.12	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 24, 2021.

10.13	Statement of Work and License Agreement, dated April 18, 2021, by and among the Company, G-Tech Bio, LLC, and G Health Research Foundation	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 22, 2021.

10.14	Form of Securities Purchase Agreement, dated June 14, 2021	Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on June 16, 2021.

10.15	Letter Agreement, dated June 14, 2021, by and between the Company and H.C. Wainwright	Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 16, 2021.

10.16	Employment Agreement, dated August 11, 2021, by and between the Company and Dr. Mark Dybul	Incorporated herein by reference to Exhibit to 10.1 the Company's Current Report on Form 8-K/A, filed with the SEC on August 16, 2021.

21.1*	List of subsidiaries of the Company

23.1^	Consent of Sadler, Gibb & Associates

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1^	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document^

101.SCH	XBRL Taxonomy Extension Schema^

101.CAL	XBRL Taxonomy Extension Calculation Linkbase^

101.DEF	XBRL Taxonomy Extension Definition Linkbase^

101.LAB	XBRL Taxonomy Extension Label Linkbase^

101.PRE	XBRL Taxonomy Extension Presentation Linkbase^

*	Provided herewith.

^	Previously filed or furnished, as required with the Company’s Annual Report on 10-K for the fiscal year ended June 30, 2021, filed with the Securities and Exchange Commission on September 24, 2021.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2021	ENOCHIAN BIOSCIENCES, INC.

	By:	/s/ Mark Dybul, M.D.
Mark Dybul, M.D.
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)

