Form 10-Q
period 2021-09-30
Enochian Biosciences Inc
filed 2021-11-15
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

N/A

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

As of November 15, 2021, the number of shares of the registrant’s common stock outstanding was 52,219,661.

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

The results for the period ended September 30, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2021, filed with the Securities and Exchange Commission on September 24, 2021.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2021	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$15,377,050	$20,664,410
Other receivables	—	1,640
Prepaid expenses	78,112	232,943
Total Current Assets	15,455,162	20,898,993

Property and equipment, net	696,713	719,364

OTHER ASSETS:
Definite life intangible assets, net	60,537	65,906
Indefinite life intangible assets	154,824,000	154,824,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	20,984	20,984
Operating lease rights-of-use assets	1,367,321	1,435,978
Total Other Assets	167,912,842	167,986,868

TOTAL ASSETS	$184,064,717	$189,605,225

LIABILITIES

CURRENT LIABILITIES:
Accounts payable – trade	$547,866	$320,559
Accrued expenses	364,769	1,182,323
Other current liabilities	—	90,602
Current portion of operating lease liabilities	297,896	292,409
Total Current Liabilities	1,210,531	1,885,893

NON-CURRENT LIABILITIES:
Contingent consideration liability	8,862,587	6,037,945
Convertible notes payable	1,200,000	1,200,000
Notes payable, net	4,653,388	4,579,114
Operating lease liabilities, net of current portion	1,163,259	1,239,334
Total Non-Current Liabilities	17,089,765	14,942,286

Commitments and Contingencies	$—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 100,000,000 shares authorized, 52,219,661 shares issued and outstanding at September 30, 2021 and June 30, 2021	5,222	5,222
Additional paid-in capital	268,308,331	265,580,356
Accumulated deficit	(101,323,774)	(90,911,805)
Accumulated other comprehensive loss	(14,827)	(10,834)
Total Stockholders’ Equity	166,974,952	174,662,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$184,064,717	$189,605,225

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2021	2020

Operating Expenses
General and administrative	$4,466,697	$1,777,923
Research and development	3,006,243	1,050,376
Depreciation and amortization	31,733	30,458
Total Operating Expenses	7,504,673	2,858,757

LOSS FROM OPERATIONS	(7,504,673)	(2,858,757)

Other Income (Expense)
Change in fair value of contingent consideration	(2,824,642)	427,400
Interest expense	(89,739)	(92,313)
Gain on currency transactions	9	—
Interest and other income	7,110	4,306
Total Other Income (Expense)	(2,907,262)	339,393

Loss Before Income Taxes	(10,411,935)	(2,519,365)

Income Tax (Provision) Benefit	(34)	122,794

NET LOSS	$(10,411,969)	$(2,396,570)

BASIC AND DILUTED LOSS PER SHARE	$(.20)	$(.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	52,219,661	46,605,118

See accompanying notes to the unaudited condensed consolidated financial statements

3

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2021	2020

Net Loss	$(10,411,969)	$(2,396,570)
Comprehensive Loss
Foreign Currency Translation, Adjustments	(3,993)	28,389

Comprehensive Loss	$(10,415,962)	$(2,368,181)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2021	52,219,661	$5,222	$265,580,356	$(90,911,805)	$(10,834)	$174,662,939
Stock-based Compensation	—	—	2,727,975	—	—	2,727,975
Net Loss	—	—	—	(10,411,969)	—	(10,411,969)
Foreign Currency Translation Adjustment	—	—	—	—	(3,993)	(3,993)
September 30, 2021	52,219,661	$5,222	$268,308,331	$(101,323,774)	$(14,827)	$166,974,952

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2020	46,497,409	$4,650	$230,497,225	$(64,188,198)	$(41,416)	$166,272,261
Stock-based Compensation	—	—	326,156	—	—	326,156
Issuance of Commitment Shares Related to LPC Purchase Agreemen	139,567	14	(14)	—	—	—
Net Loss	—	—	—	(2,396,570)	—	(2,396,570)
Foreign Currency Translation Adjustment	—	—	—	—	28,389	28,389
September 30, 2020	46,636,976	$4,664	$230,823,367	$(66,584,768)	$(13,027)	$164,230,236

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2021	2020
NET LOSS	$(10,411,969)	$(2,396,570)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	31,733	30,458
Change in contingent consideration liability	2,824,642	(427,400)
Stock based compensation expense	2,727,975	326,156
Right-of-use assets	68,657	65,981
Amortization of discount of notes payable	74,274	73,978
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Other receivables	1,640	1,982
Prepaid expenses/deposits	157,799	142,994
Accounts payable	227,306	(310,501)
Accrued expenses	(817,554)	(197,291)
Other current liabilities	(90,602)	—
Operating lease liabilities	(70,588)	(65,452)
NET CASH USED IN OPERATING ACTIVITIES	(5,276,687)	(2,755,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,156)	—
NET CASH USED IN INVESTING ACTIVITIES	(5,156)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
None	—	—
NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES	—	—

Effect of exchange rates on cash	(5,517)	(24,965)

NET CHANGE IN CASH	(5,287,360)	(2,730,700)

CASH, BEGINNING OF PERIOD	$20,664,410	$8,696,361

CASH, END OF PERIOD	$15,377,050	$5,695,661

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the quarter end for:
Interest	$36,462	$42,365
Income Taxes	$34	$37

See accompanying notes to the unaudited condensed consolidated financial statement.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business– Enochian BioSciences Inc., (“Enochian”, or “Registrant”, and together with its subsidiaries, the “Company”, “we” or “us”) engages in the research and development of pharmaceutical and biological products for the human treatment of HIV, HBV, influenza and coronavirus infections, and cancer with the intent to manufacture and commercialize said products.

Basis of Presentation- The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2021 and 2020 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2021 audited financial statements. The results of operations for the periods ended September 30, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

Consolidation - For the three months ended September 30, 2021 and 2020, the consolidated financial statements include the accounts and operations of the Registrant and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

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

COVID-19 The pandemic continues to evolve, and to date has led to the implementation of various mitigation responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as leading to reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. COVID-19 may cause delays in our research activities. To date, it has not materially affected our operations; however, it has caused delays in the conduct of experiments due to limitations of various organizations, in particular those conducting experiments related to COVID-19. There have also been increases in the cost to conduct animal studies due to staffing and other limitations.

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

Functional Currency & Foreign Currency Translation - The functional currency of Enochian Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended September 30, 2021, and September 30, 2020. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents —The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured amounts at September 30, 2021 and June 30, 2021 of $15,086,062 and $20,287,212, respectively.

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

Indefinite life intangible assets include license agreements and goodwill. The Company accounts for indefinite life intangible assets in accordance with ASC 350, “Goodwill and Other Intangible Assets”. License agreement costs represent the Fair Value of the license agreement on the date acquired and are tested annually for impairment. The fair value analysis performed on the license agreements, and the fair value analysis performed on goodwill supported that both indefinite life intangible assets are not impaired as of June 30, 2021 (see Note 4.)

Goodwill —Goodwill is not amortized but is evaluated for impairment annually as of June 30th of each fiscal year or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Impairment of Goodwill and Indefinite Lived Intangible Assets – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess. The carrying value of in-process research and development (“IPR&D”) and goodwill at September 30, 2021, were $154,824,000 and $11,640,000, respectively.

For indefinite-lived intangible assets, such as licenses acquired as an IPR&D asset, on an annual basis we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. The fair value analysis performed on the license agreement, and the annual fair value analysis performed on goodwill supported that both indefinite life intangible assets are not impaired as of June 30, 2021, and no impairment is deemed necessary as of September 30, 2021 (see Note 4.)

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets - Long-lived assets, such as property and equipment and definite life intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use are their respective fair values.

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

Rent expense for operating leases is recognized on a straight-line basis, unless the operating lease right of use assets have been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expense in the condensed consolidated statement of operations. For operating leases that reflect impairment, the Company will recognize the amortization of the operating lease right-of-use assets on a straight-line basis over the remaining lease term with rent expense still included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance, insurance and taxes, which vary based on future outcomes, and thus are recognized in general and administrative expenses when incurred (see Note 5.)

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating and creating alternative or modified processes related to and expanding the use of the HIV, HBV, Coronaviruses and Oncology therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV, HBV, Coronaviruses and Oncology. Research and development expenses for the three months ended September 30, 2021 and 2020 amounted to $3,006,243 and $1,050,376, respectively.

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes”, which requires an asset and liability approach for accounting for income taxes.

Loss Per Share — The Company calculates earnings/ (loss) per share in accordance with FASB Topic ASC 260, “Earnings Per Share”. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three months ended September 30, 2021 and 2020, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 7,116,667 and 4,115,883 potential shares of Common Stock excluded from the Diluted EPS calculation as of September 30, 2021 and September 30, 2020, respectively.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments —The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability (see Note 2.)

 Stock Options and Restricted Share Units—The Company has granted stock options, restricted share units (“RSUs”) and warrants. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, “Compensation - Stock Compensation”.

Stock-Based Compensation—The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the required service period, which is generally the vesting period. Stock based compensation costs for the vesting of options and RSUs granted to officers, board members, employees, and consultants for the three months ended September 30, 2021, and September 30, 2020 were $2,727,975 and $326,156, respectively (see Note 7.)

Recently Adopted Accounting Pronouncements— Recent accounting pronouncements issued by the FASB do not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — FAIR VALUE MEASUREMENTS — The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

●	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no Level 1, 2 or 3 assets, nor any Level 1 or 2 liabilities as of September 30, 2021.

Level 3 liabilities held as of September 30, 2021 consisted of a contingent consideration liability related to the February 16, 2018 acquisition of Enochian BioPharma Inc. (the “Acquisition”). As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive contingent shares pro rata upon the exercise of warrants, which were outstanding at closing. The contingent consideration liability was recorded at fair value of $21,516,000 at the time of acquisition and is subsequently remeasured to fair value at the end of each reporting period. At September 30, 2021, 1,350,000 contingent shares were issuable in connection with the Acquisition of Enochian Biopharma.

The fair value of the contingent consideration liability is estimated using an option-pricing model. The key inputs to the model are all contractual or observable with the exception being volatility, which is computed, based on the Company’s underlying stock. The key inputs to valuing the contingent consideration liability on the date of acquisition and as of September 30, 2021, include the Company’s stock price on the valuation date of $6.73; the exercise price of the warrants of $1.30, the risk-free rate of 0.07% the expected volatility of the Company’s Common Stock of 80.7%, the digital call rate of 97%, and the 1,350,000 contingent shares remaining at the end of the period. Fair Value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, investments, accounts payable, accrued expenses, capital lease obligations and notes payable approximate their recorded values due to their short-term maturities.

The following table sets forth the Level 3 liability at September 30, 2021, which is recorded on the balance sheet at fair value on a recurring basis. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2021	—	—	$6,037,945
Contingent Shares issued pursuant to the Acquisition Agreement	—	—	—
Fair value adjustment	—	—	2,824,642
Contingent Consideration Liability at September 30, 2021	—	—	$8,862,587

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROPERTY AND EQUIPMENT

	Useful Life	September 30, 2021	June 30, 2021
Lab Equipment and Instruments	4-7	$588,576	$583,421
Leasehold Improvements	10	224,629	224,629
Furniture Fixtures and Equipment	4-7	171,975	171,975
Total		985,180	980,025
Less Accumulated Depreciation		(288,467)	(260,661)
Net Property and Equipment		$696,713	$719,364

Depreciation expense amounted to $27,806, and $26,545 for the three months ended September 30, 2021 and 2020, respectively.

NOTE 4 —INTANGIBLE ASSETS

At September 30, 2021 and June 30, 2021, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $60,537 and $65,906, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three months ended September 30, 2021 and September 30, 2020 was $3,927 and $3,913, respectively.

At September 30, 2021 and 2020, indefinite life intangibles assets consisted of a license agreement classified In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible asset provides economic benefit, and goodwill.

At September 30, 2021 and June 30, 2021, definite and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2021	Period Change	Effect of Currency Translation	September 30, 2021
Definite Life Intangible Assets
Patents	20 Years	$316,115	$—	$(7,248)	$308,867
Less Accumulated Amortization		(250,209)	(3,927)	5,806	(248,330)
Net Definite-Life Intangible Assets		$65,906	$(3,927)	$(1,442)	$60,537

Indefinite Life Intangible Assets
License Agreement		$154,824,000	—	—	$154,824,000
Goodwill		11,640,000	—	—	11,640,000
Total Indefinite Life Intangible Assets		$166,464,000	—	—	$166,464,000

Expected future amortization expense is as follows:

Year ending June 30,
2022	$9,785
2023	15,154
2024	15,154
2025	15,154
2026	5,290
Thereafter	—
Total	$60,537

During February 2018, the Company acquired a License Agreement (as licensee) to an HIV therapy which consists of a perpetual, fully paid-up, royalty-free, sub-licensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans. Because the HIV License Agreement is considered an IPR&D intangible asset it is classified as an indefinite life asset that is tested annually for impairment.

Impairment – Following the fourth quarter of each year, management performs its annual test of impairment of intangible assets by performing a quantitative assessment and determines if it is more likely than not that, the fair value of the asset is greater than or equal to the carrying value of the asset. The results of the quantitative assessment supported Management’s conclusion that an impairment adjustment was not required as of June 30, 2021, and no impairment is deemed necessary as of September 30, 2021.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LEASES

Operating Leases — On November 13, 2017, Enochian entered into a Lease Agreement for a term of five years and two months from November 1, 2017 with Plaza Medical Office Building, LLC, a California limited liability company (the “Landlord”), as landlord, pursuant to which the Company agreed to lease from the Landlord approximately 2,325 rentable square feet. The base rent increases by 3% each year, and ranges from approximately $8,719 per month for the first year to $10,107 per month for the two months of the sixth year.

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

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 15 months and 71 months. As of September 30, 2021, the weighted-average remaining term is 5.46 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of September 30, 2021, the weighted-average discount rate is 4.00%.

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

Lease expense charged to general and administrative expenses for the three months ended September 30, 2021 and 2020, amounted to $84,083 and $89,684, respectively.

Below are the lease commitments for the next 5 years and thereafter:

Year Ending June 30th	Lease Expense
2021	$262,791
2022	298,305
2023	246,004
2024	253,384
2025	260,985
Thereafter	313,836
Less imputed interest	(174,150)
Total	$1,461,155

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — NOTES PAYABLE

Convertible Notes Payable — On February 6, 2020, the Company issued two Convertible Notes (the “Convertible Notes”) to an existing stockholder of the Company each with a face value amount of $600,000, convertible into shares of the Company’s Common Stock. The outstanding principal amount of the Convertible Notes is due and payable on February 6, 2023. Interest on the Convertible Notes commenced accruing on the date of issuance at six percent (6%) per annum, computed on the basis of twelve 30-day months, and is compounded monthly on the final day of each calendar month based upon the Principal and all accrued and unpaid interest outstanding as of such compound date. The interest is payable in cash on a semi-annual basis.

The holder of the Convertible Notes had the right at any time prior to the date that is twelve months from issuance to convert all or any part of the outstanding and unpaid principal and all unpaid interest into shares of the Company’s Common Stock. The conversion price is equal to $12.00 per share of Common Stock. The holder did not exercise the conversion feature that expired on February 6, 2021. The Company evaluated the Convertible Notes in accordance with ASC 470-20 and identified that they each contain an embedded conversion feature that shall not be bifurcated from the host document (i.e., the Convertible Notes) as they are not deemed to be readily convertible into cash. All proceeds received from the issuance have been recognized as a liability on the balance sheet. The Convertible Notes balance as of September 30, 2021 and 2020 was $1,200,000. As of September 30, 2021 and 2020, the Company recorded accrued interest in the amount of $6,000, which is included in accrued expenses for each period. For the three months ended September 30, 2021 and 2020, the interest expense related to the Convertible Notes amounted to $18,272 and $18,334, respectively.

Note Payable — On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Unsecured Note”) to Paseco APS, a Danish limited company and an existing stockholder of the Company. The principal amount of the Note was originally payable on November 30, 2021 (the “Maturity Date”) and bears interest at a fixed rate of 6% per annum, computed based on the number of days between the Issuance Date and the Maturity Date, which was prepaid by the Company in full on the Issuance Date through the issuance of 188,485 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $501,370. The Company evaluated the Unsecured Note and PIK interest in accordance with ASC 470-Debt and ASC 835-Interest, respectively. Pursuant to ASC 470-20, proceeds received from the issuance are to be recognized at their relative fair value, thus the liability was shown net of the corresponding discount of $493,192, which is the relative fair value of the shares issued for the PIK interest on the closing date using the effective interest method. The discount of $493,192 is being accreted over the life of the Unsecured Note.

On February 11, 2021, the Company entered into an amendment to the Unsecured Note in the principal amount of $5,000,000 that extends the Maturity Date out to November 30, 2022. All other terms of the Unsecured Note remain the same. The change in Maturity Date required an additional year of interest at the fixed rate of 6% per annum, which was prepaid by the Company in full on the date of the amendment through the issuance of 74,054 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $298,178. For the three months ended September 30, 2021 and 2020, discount amortization of $74,274 and $73,978 was charged to interest expense. The Unsecured Note balance, net of discount at September 30, 2021 was $4,653,388.

Finance Agreement — On December 4, 2020, the Company entered into a premium finance agreement (the “Agreement”) with a principal amount of $607,250 at 4.99% interest per annum. The repayment of the Agreement will be made in nine equal monthly installments of $62,077. At September 30, 2021, the premium finance agreement has been paid in full.

For the three months ended September 30, 2021, the Company recorded total interest expense in the amount of $1,267. This amount is reflected in other income and expenses.

Total interest expense recorded for the three months ended September 30, 2021 and 2020, was $93,813 and $92,313, respectively.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock —The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. At September 30, 2021, and June 30, 2021, there were zero shares issued and outstanding.

Common Stock —The Company has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. At September 30, 2021, and June 30, 2021, there were 52,219,661 shares issued and outstanding.

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

Liquidation Rights — In the event of any liquidation, dissolution or winding up of affairs of the Company, after payment of all of our debts and liabilities, the holders of Common Stock will be entitled to share ratably in the distribution of any of our remaining assets.

Purchase Agreement with Lincoln Park Capital

On July 8, 2020, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $20,000,000 of shares of our Common Stock from time to time through August 1, 2023.

Under the Purchase Agreement, we may direct Lincoln Park, at our sole discretion subject to certain conditions, to purchase up to 200,000 shares of Common Stock on any business day (a “Regular Purchase”). The amount of a Regular Purchase may be increased under certain circumstances up to 125,000 shares of Common Stock, provided that Lincoln Park’s committed obligation for Regular Purchases on any business day shall not exceed $1,000,000. In the event we direct Lincoln Park to purchase the full amount allowed for a Regular Purchase on any given business day, we may also direct Lincoln Park to purchase additional amounts as accelerated and additional accelerated purchases. The purchase price of shares of Common Stock related to the future funding will be based on the then prevailing market prices of such shares at the time of sales as described in the Purchase Agreement.

Our sale of shares of Common Stock to Lincoln Park subsequent to the Amendment Date is limited to 12,016,457 shares of Common Stock, representing 19.99% of the shares of the Common Stock outstanding on the Amendment Date unless (i) stockholder approval is obtained, (ii) the average price of all applicable sales to Lincoln Park under the Purchase Agreement equals or exceeds the lesser of (A) the closing price of the Common Stock on the Nasdaq Capital Market immediately preceding the date of the Purchase Agreement or (B) the average of the closing prices on the Nasdaq Capital Market for the five Business Days immediately preceding the date of the Purchase Agreement or (iii) to the extent it would cause Lincoln Park to beneficially own more than 9.99% of the Company’s outstanding shares of Common Stock at any given time.

In consideration for entering into the Purchase Agreement, we issued 139,567 shares of Common Stock to Lincoln Park as a commitment fee on July 21, 2020.

During the three months ended September 30, 2021 and 2020, we did not sell any shares of Common Stock to Lincoln Park under the Purchase Agreement.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Private Placement

Pursuant to a private placement offering, the Company issued 1,275,719 shares of Common Stock resulting in proceeds of $5,000,800. The Company effected the issuances of the shares of Common Stock from March 15, 2021 to June 9, 2021. The private placement was made directly by the Company. No underwriter or placement agent was engaged by the Company for this private placement.

Purchase Agreement Pursuant to Registered Direct Offering

On June 14, 2021, the Company and certain institutional investors entered into a securities purchase agreement (the “Registered Direct Purchase Agreement”), pursuant to which the Company agreed to sell to such investors an aggregate of 3,866,668 shares of Common Stock, in a registered direct offering, for gross proceeds of approximately $29 million (the “Financing”). The purchase price for each share of Common Stock was $7.50. Pursuant to the Registered Direct Purchase Agreement, the Company agreed not to issue or enter into any agreement to issue Common Stock from June 14, 2021 until ninety (90) days after the closing of the Financing. H.C. Wainwright & Co., LLC acted as the exclusive placement agent (the “Placement Agent”.) The Financing closed on June 16, 2021.

The Company agreed to pay the Placement Agent an aggregate fee equal to 7.0% of the gross proceeds raised in the Financing. The Company also agreed to pay the Placement Agent certain expenses. The Company paid $2,090,000 in commissions and incurred offering expenses, and issuance costs of $66,011, resulting in net proceeds of $26,843,998 in connection with the Financing.

Common Stock Issuances — In the three months ended September 30, 2021, there were no Common Stock issuances. In the three months ended September 30, 2020, there were no Common Stock issuances outside of the 139,567 shares of Common Stock issued to Lincoln Park as a commitment fee.

Acquisition of Enochian Biopharma Inc. / Contingently issuable shares — On February 16, 2018, the Acquisition was completed when the subsidiary merged with and into Enochian Biopharma, with Enochian Biopharma as the surviving corporation. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive contingent shares pro rata upon the exercise or conversion of warrants, which were outstanding at closing. At September 30, 2021, 1,350,000 contingent shares are issuable in connection with the Acquisition of Enochian Biopharma.

Acquisition of Enochian Denmark — At September 30, 2021 and June 30, 2021, the Company maintained a reserve of 17,414 shares of Common Stock of the Registrant held in escrow according to Danish law (the “Escrow Shares”), respectively, all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Enochian Denmark held by non-consenting shareholders of Enochian Denmark on both September 30, 2021 and June 30, 2021, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. There have been 167,639 shares of Common Stock issued to non-consenting shareholders of Enochian Denmark as of September 30, 2021. During the three months ended September 30, 2021, the Company issued zero shares of Common Stock to such non-consenting shareholders of Enochian Denmark. There is no impact on outstanding shares as these shares are reflected as issued and outstanding.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Enochian Biosciences Inc.
Expected term (in years)	5.0 – 6.5
Volatility	82.39%-89.75%
Risk free interest rate	0.77%-1.05%
Dividend yield	0%

The Company recognized stock-based compensation expense related to the options of $2,727,975 and $316,950 for the three months ended September 30, 2021 and 2020, respectively. At September 30, 2021, the Company had approximately $9,102,698 of unrecognized compensation cost related to non-vested options.

Plan Options

On February 6, 2014, the Board adopted the Company’s 2014 Equity Incentive Plan (the “Plan”), and the Company had reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the Plan.

On October 30, 2019, the Board approved and on October 31, 2019, the Company’s shareholders adopted Enochian’s 2019 Equity Incentive Plan (the “2019 Plan”), which replaced the 2014 Plan. The 2019 Plan authorized options to be awarded to not exceed the sum of (1) 6,000,000 new shares of Common Stock, and (2) the number of shares of Common Stock available for the grant of awards as of the effective date under the 2014 Plan that, after the effective date of the 2019 Plan, expires, or is terminated, surrendered, or forfeited for any reason without issuance of shares. The remaining shares of Common Stock available for grant related to the 2014 Plan was 655,769 as of the effective date; this amount along with the new 6,000,000 shares totals 6,655,769 shares of Common Stock available to grant immediately after the effective date of the 2019 Plan.

Pursuant to the 2019 Plan, the Company granted options to purchase 3,009,300 shares to employees with a three-year vesting period during the quarter ended September 30, 2021. For the year ended September 30, 2020, the Company did not grant options to employees with a three-year vesting period under the 2019 Plan. Options are exercisable at the market price of the Company’s Common Stock on the date of the grant.

During the quarters ended September 30, 2021, and 2020 the Company granted options to purchase 26,735 and 24,196 shares, respectively, to the Board of Directors and Scientific Advisory Board Members with a one-year vesting period. Options are exercisable at the market price of the Company’s Common Stock on the date of the grant.

The Company issued options to purchase 21,979 shares with immediate vesting and issued options to purchase 24,500 shares with a one-year vesting period for consulting services during the three months ended September 30, 2021.

To date the Company has granted options under the Plan (“Plan Options”) to purchase 4,411,667 shares of Common Stock.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the Plan Options and Grant Warrants outstanding at September 30, 2021 is presented below:

Options Outstanding					Options Exercisable
	Exercise Price Ranges	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$2.00–4.50	288,543	8.95	$3.24	131,136	8.53	$3.15
	$4.51–6.50	3,538,330	9.44	$4.80	451,999	7.34	$6.18
	$6.51–8.00	584,794	8.53	$7.88	556,094	8.45	$7.93
Total		4,411,667	9.28	$5.11	1,139,228	8.02	$6.68

A summary of the status of the Plan Options at September 30, 2021 and changes since July 1, 2021 are presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	1,329,153	$6.24	8.42		$511,239
Granted	3,082,514	$4.61	10.0
Exercised	$—	$—	—		$—
Forfeited	$—	$—	—	$
Expired	$—	$—	—		$—
Outstanding at end of period	$4,411,667	$5.11	9.28		$7,838,801
Exercisable end of period	$1,139,228	$6.68	8.02		$767,631

At September 30, 2021, the Company had 1,139,228 exercisable Plan Options outstanding. The total intrinsic value of options exercisable at September 30, 2021 was $767,631. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at September 30, 2021 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the warrants outstanding at September 30, 2021, are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period	1,350,000	$1.30	1.02
Granted	—	$—	—
Exercised	—	$—	—
Cancelled/Expired	—	$—	—
Outstanding and exercisable at end of period	1,350,000	$1.30	.76

		Underlying Warrants	Outstanding	Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	1,350,000.76		$1.30	1,350,000	$1.30

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

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Restricted Stock Units (RSUs)

The Company recognized stock-based compensation expense related to RSUs of $2,991 for the three months ended September 30, 2021. At September 30, 2020, the Company had approximately $3,218 of unrecognized compensation cost related to restricted stock units.

A summary of the status of Restricted Stock Units outstanding at September 30, 2021 is presented below:

	Shares	Weighted Average Issuance Price	Weighted Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	5,000	$6.15	.27	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Expired	—	—	—	—
Outstanding at end of period	5,000	6.15	.27	$—

	Restricted Stock Units Outstanding
Grant Price	Stock Units	Weighted Average Remaining Contractual Life (years)	Weighted Average Issuance Price
6.15	5,000	.27	$6.15

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — COMMITMENTS AND CONTINGENCIES

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, and amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments, and will continue until the services are no longer rendered or the agreement is terminated. G-Tech is controlled by certain members of Weird Science. For the three months ended September 30, 2021 and 2020, $75,000 and 50,000, was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement, respectively.

On January 31, 2020, the Company entered into a Statement of Work & License Agreement (the “HBV License Agreement”) by and among the Company, G-Tech , and G Health Research Foundation, a not for profit entity organized under the laws of California doing business as Seraph Research Institute (“SRI”), whereby the Company acquired a perpetual, sublicensable, exclusive license (the “HBV License”) for a treatment under development (the “Treatment”) aimed to treat Hepatitis B Virus (HBV) infections in accordance with its agreement in principle with G-Tech and SRI.

The HBV License Agreement contains customary representations, warranties and covenants of the parties with respect to the development of the Treatment and the HBV License. G-Tech and SRI are each controlled by certain members of Weird Science, LLC, a shareholder of the Company.

The cash funding for research costs pursuant to the HBV License Agreement consists of monthly payments amounting to $144,500 that cover scientific staffing resources to complete the project, as well as periodic payments for materials and equipment needed to complete the project. During the three months ended September 30, 2021 and 2020, the Company paid a total of $433,500 and $833,500, respectively for scientific staffing resources, R&D and IND Enabling studies. During the three months ended September 30, 2021, the Company paid a $1,500,000 for the milestone completion of a Pre-Investigational New Drug (IND) process following receipt of written comments in accordance with the HBV License Agreement.

On April 18, 2021, the Company entered into a Statement of Work and License Agreement (the “License Agreement”), by and among the Company, G-Tech and SRI, whereby the Company acquired a perpetual sublicensable, exclusive license (the “Development License”) to research, develop, and commercialize certain formulations which are aimed at preventing and treating pan-coronavirus or the potential combination of the pan-coronavirus and pan-influenza, including the SARS-coronavirus that causes COVID-19 and pan-influenza (the “Prevention and Treatment”).

The License Agreement was entered into pursuant to the existing Framework Agreement between the parties dated November 15, 2019. The License Agreement states that in consideration for the Development License, the Company shall provide cash funding for research costs and equipment and certain other in-kind funding related to the Prevention and Treatment over a 24-month period. Additionally, the License Agreement provides for an up-front payment of $10,000,000 and a $760,000 payment for expenditures to date prior to the effective date related to research towards the Prevention and Treatment within 60 days of April 18, 2021. The License Agreement provides for additional payments upon the occurrence of certain benchmarks in the development of the technology set forth in the License Agreement, in each case subject to the terms of the License Agreement.

The License Agreement provides for cooperation related to the development of intellectual property related to the Prevention and Treatment and for a 3% royalty to G-Tech on any net sales that may occur under the License Agreement. As of September 30, 2021, the Company paid $75,000 related to the Prevention and Treatment research.

G-Tech is controlled by Dr. Serhat Gümrükcü and Anderson Wittekind, shareholders of the Company, and SRI is controlled by Dr. Serhat Gümrükcü.

Shares held for non-consenting shareholders – The 17,414 remaining shares of Common Stock have been reflected as issued and outstanding in the accompanying financial statements. There were zero shares of Common Stock issued to such non-consenting shareholders during the three months ended September 31, 2021 (see Note 7.)

Service Agreements – As of July 1, 2021, Dr. Mark Dybul became the Company’s full-time CEO and is now compensated as an employee of the Company. As a result, his previous Executive Vice Chair appointment and agreement were terminated effective immediately. The Company has a consulting agreement for services of a Senior Medical Advisor for $210,000 per year on a part-time basis.

 Contingencies – The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceedings or claim contains an element of uncertainty, management does not expect a material impact on our results of operations or financial position from such proceedings or claims.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company paid G-Tech $2,218,500 and $883,500,which included payments for consulting agreements related to HIV, contractual costs related to the HBV License Agreement, Flu-Cov License Agreement (See Note 8), and security expenses, for the three months ended September 30, 2021 and September 20, 2020, respectively.

NOTE 10 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company performed a review of levents subsequent to the balance sheet date and through the date of this report, and determined that there were no such events requiring recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Enochian Biosciences, Inc. (“Enochian”, and together with its subsidiaries, the “Company”, “we” or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on September 24, 2021. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of the business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Our Business

We are a pre-clinical stage biotechnology company committed to using our genetically modified cell, gene, and immune therapy technologies to potentially prevent or cure HIV, HBV, influenza and coronavirus infections, as well as to provide potentially long-term or life-long cancer remission in some of the deadliest cancers.

Over the past several years, Enochian BioSciences Inc. has expanded the pipeline from a single potential cure for HIV (autologous transplantation with gene-modified cells; ENOB-HV-01) to three additional potential cures for HIV, a potential cure for Hepatitis B Virus (HBV), potential inhaled treatment and prophylaxis/prevention of all variants of SARS-CoV-1 and -2 (the cause of the COVID-19 pandemic), and potential cures for many solid tumors, beginning with pancreatic cancer.

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

ENOB-HV-01 is a novel, proprietary approach with the potential to overcome the failures of recent efforts to develop a cure for HIV. The intervention provides gene-modified T cells with a competitive advantage over non-modified cells in the HIV-positive person, with the potential to significantly increase engraftment; and avoid the need for chemotherapy that substantially depletes the bone marrow and could potentially be given as an outpatient treatment. The Company met with the FDA INTERACT team on June 2, 2020. INTERACT is the first available FDA interaction and is a key step in the process towards a potential Investigational New Drug Application (IND) to study First-in-Human products potentially leading to marketing authorization via Biologics License Application (BLA). The FDA Center for Biologics Evaluation and Research (CBER) has numerous INTERACT requests and grants meetings that are deemed appropriate for this early FDA engagement. The Enochian management team considered the meeting to be successful with strong alignment between Enochian’s approach to developing ENOB-HV-01 and the comments of the FDA reviewers.

Initial scientific findings from a mouse study on the ENOB-HV-01 approach were presented at the annual ASCGT conference in May 2020. Additional in vitro and in vivo studies are ongoing and/or planned. We hope to make a Pre-IND submission to the US FDA in the latter part of 2022.

We are also developing ENOB-HV-11 and ENOB-HV-12 that will utilize a novel cellular- and immunotherapy approach that could potentially provide both preventative and therapeutic vaccines for HIV. A non-human primate study is in process and on schedule. Preliminary results could potentially be available by the latter part of 2022.

Our co-founder and inventor, Dr. Serhat Gumrukcu, who is also the Director of Seraph Research Institute (SRI), submitted Pre-IND for ENOB-HV-21 an innovative treatment of Natural Killer (NK) and Gamma Delta T-Cells (GDT) collected from another person. It is believed that the GDT cells, a small subset of immune cells that can be infected with HIV, could be a key factor in controlling the virus. The initial scientific findings were presented during the ASCGT Conference this past May. Enochian BioSciences has an exclusive license to use the underlying patent to develop ENOB-HV-21 for the prevention, treatment, and/or amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans.

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

Through a collaboration with a leader in the field of pancreatic cancer, our first cancer-related therapeutic target, we are developing the pipeline with in vitro and in vivo proof-of-concept studies to evaluate the potential to induce long-term remission or cure. Results are expected in late 2021or first half 2022.

Recent Developments

On August 11, 2021, and with an effective date of July 1, 2021, the Company and Dr. Dybul entered into an Employment Agreement.

On September 27, 2021, the Company announced the completion of a Pre-Investigational New Drug (IND) process following receipt of written comments from the U.S. Food and Drug Administration (FDA) Center for Biologics Evaluation and Research (CBER) Office of Tissues and Advanced Therapies (OTAT) for ENOB-HB-01.

On October 18, 2021, the Company announced the completion of an Investigator Pre-Investigational New Drug (IND) process following receipt of written comments from the U.S. Food and Drug Administration (FDA) Center for Biologics Evaluation and Research (CBER) Office of Tissues and Advanced Therapies (OTAT) for ENOB-HV-21.

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

Results of Operations for the three months ended September 30, 2021 and 2020

The following table sets forth our revenues, expenses and net loss for the three months ended September 30, 2021 and 2020. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended
	September 30,		Increase/(Decrease)
	2021	2020	$	%
Operating Expenses
General and administrative expenses	$4,466,697	$1,777,923	$2,688,774	151%
Research and development expenses	3,006,243	1,050,376	1,955,867	186%
Depreciation and amortization	31,733	30,458	1,275	4%
Total Operating Expense	7,504,673	2,858,757	4,645,916	163%
LOSS FROM OPERATIONS	(7,504,673)	(2,858,757)	(4,645,916)	163%
Other Income (Expense)
Change in fair value of contingent consideration	(2,824,642)	427,400	(3,252,042)	(761)%
Interest expense	(89,739)	(92,313)	2,574	(3)%
Gain on currency transactions	9	—	9	100%
Interest income	7,110	4,306	2,804	65%
Total Other Income (Expense)	(2,907,262)	339,393	(3,246,655)	(957)%
Loss Before Income Taxes	(10,411,935)	(2,519,364)	(7,892,571)	313%
Income Tax Benefit (Provision)	(34)	122,794	(122,828)	100%
NET LOSS	$(10,411,969)	$(2,396,570)	$(8,015,399)	335%

 Results of Operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020

 Revenues

We are a pre-revenue, pre-clinical biotechnology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the three months ended September 30, 2021, and September 30, 2020 were $7,504,673 and $2,858,757, respectively, representing an increase of $4,645,916, or approximately 163%.

General and administrative expenses for the three months ended September 30, 2021, and September 30, 2020 were $4,466,697 and $1,777,923, respectively, representing an increase of $2,688,774 or approximately 151%. The variance is primarily related to an increase in stock based compensation of $2,401,819, and an increase in compensation expense of $353,422, partially offset by decreases in legal fees and consulting fees totaling $161,881.

Research and development expenses for the three months ended September 30, 2021, and September 30, 2020 were $3,006,243 and $1,050,3776, respectively, representing an increase of $1,955,867, or approximately 186%. The variance is primarily driven by a $1,500,000 milestone payment related to the pre-IND submission for ENOB-HB-01, $600,000 related to costs for ENOB-HV-21, an increase in CRO costs of $48,000, Covid license payments of $75,000, and $76,383 in additional regulatory consulting fees, partially offset by a decrease of $400,000 in payments of 3rd party R&D study fees incurred in the prior period but, not incurred in the current period. All other R&D costs have remained relatively stable during these periods.

The Company recorded other (expense) of $2,907,262 for the three months ended September 30, 2021, compared to other income of $339,393 for the three months ended September 30, 2020, representing an increase in other expense of $3,246,655 or 957%. The variance is primarily due to the change in fair value of the contingent consideration liability expense of $3,252,042.

Net Loss

Net loss for the three months ended September 30, 2021, and 2020, was $10,411,969 and $2,396,570, respectively, representing an increase in loss of $8,015,399 or approximately 335%. The increase in loss was primarily due to the increase in expense related to the change in fair value of the contingent consideration of $3,252,042, an increase in research and development expenses of $1,955,867 primarily related to the $1,500,000 milestone payment made in connection with the HBV license agreement and, costs related to ENOB-HV-21, and an increase in general and administrative expenses of $2,688,774.

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

At this time, we believe we have sufficient liquidity and access to committed funds to fund our operations for the next twelve months. We may need additional funds for (a) the purchase of equipment, (b) increases in personnel, and, (c) research and development, specifically to advance towards an Investigational New Drug Application (IND) following Pre-IND readouts from the FDA for ENOB-CV-01, ENOB-HB-01, ENOB-HV-01, and ENOB-HV-21. We will also require additional funding to continue our research and development of ENOB-HV-11/12 and ENOB-DC-11 and ENOB-FL-01 and -11 and ENOB-CV-11, to fund the Coronavirus and Influenza Indications License Agreement in furtherance of treatment related to all coronaviruses, and for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of September 30, 2021, the Company had $15,377,050 in cash and working capital of $14,244,631 as compared to $20,664,410 in cash and working capital of $19,013,100 as of June 30, 2021, a decrease of 26 % and 25%, respectively.

Assets

Total assets at September 30, 2021, were $184,064,717 compared to $189,605,225 as of June 30, 2021. The decrease in total assets was primarily due to the decrease in cash of $5,287,360. The change is primarily attributed to $3,006,243 in research and development costs primarily related to the HBV License Agreement and ENOB-HV-21 studies, and general and administrative expenses of $1,738,722 net of non-cash items.

Liabilities

Total liabilities at September 30, 2021, were $17,089,765 compared to $14,942,286 as of June 30, 2021. The increase in total liabilities was primarily related to the increase of 2,824,642 in the contingent consideration liability as a result of mark-to-market adjustment, and the increase in accounts payable of $227,307, partially offset by the reduction in accrued expenses of $817,554 due to timing, and a decrease in other short-term liabilities of $90,602.

The following is a summary of the Company’s cash flows (used by) or provided by operating, investing, and financing activities:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net Cash (Used in) Operating Activities	$(5,276,687)	$(2,755,665)
Net Cash (Used in) Investing Activities	(5,156)	—
Net Cash Provided by Financing Activities	—	—
(Loss) Gain on Currency Translation	(5,517)	24,965
Change in Cash and Cash Equivalents	$(5,287,360)	$(2,730,700)

Cash Flows

Cash used in operating activities for the three months ended September 30, 2021, and 2020 was ($5,276,687) and ($2,755,665), respectively. Cash used in operating activities during the current period included $3,006,243 in research and development costs primarily related to the HBV License Agreement and studies related to ENOB-HV-21, and general and administrative expenses of $1,738,722 net of non-cash items.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiency is attributed to the fact that the Company does not have an adequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system. This control deficiency will be monitored and attention will be given to this matter as we increase our personnel.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed above. We expect to be deficient in our internal controls over disclosure and procedures until sufficient capital is available to hire the appropriate internal accounting staff.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings other than in the ordinary course of business to which the Company or any of its subsidiaries, is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

Risk factors that may affect our business and financial results are discussed within Item 1A ”Risk Factors” of our annual report for the fiscal year ended June 30, 2021 on Form 10-K (“2021 Form 10-K”) filed with the SEC on September 24, 2021. There have been no material changes to the disclosures relating to this item from those set forth in our 2021 Form 10-K.

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

Date: November 15, 2021	ENOCHIAN BIOSCIENCES, INC.

	By:	/s/ Mark Dybul
Mark Dybul
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)

