Form 10-Q
period 2021-12-31
Enochian Biosciences Inc
filed 2022-02-14
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

As of February 14, 2022, the number of shares of the registrant’s common stock outstanding was 52,633,267.

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

The results for the period ended December 31, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2021, filed with the Securities and Exchange Commission on September 24, 2021.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2021	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$13,707,907	$20,664,410
Other receivables	—	1,640
Prepaid expenses	910,637	232,943
Total Current Assets	14,618,544	20,898,993

Property and equipment, net	668,723	719,364

OTHER ASSETS:
Definite life intangible assets, net	55,413	65,906
Indefinite life intangible assets	154,824,000	154,824,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	31,494	20,984
Operating lease rights-of-use assets	1,297,964	1,435,978
Total Other Assets	167,848,871	167,986,868

TOTAL ASSETS	$183,136,138	$189,605,225

LIABILITIES

CURRENT LIABILITIES:
Accounts payable – trade	$166,750	$320,559
Accrued expenses	504,383	1,182,323
Other current liabilities	499,875	90,602
Notes payable, net	4,727,662	—
Current portion of operating lease liabilities	303,488	292,409
Total Current Liabilities	6,202,158	1,885,893

NON-CURRENT LIABILITIES:
Contingent consideration liability	9,029,842	6,037,945
Convertible notes payable	1,200,000	1,200,000
Notes payable, net	—	4,579,114
Operating lease liabilities, net of current portion	1,084,675	1,239,334
Total Liabilities	17,516,675	14,942,286

Commitments and Contingencies	$—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 100,000,000 shares authorized, 52,633,267 shares issued and outstanding at December 31, 2021, and 52,219,661 shares issued and outstanding at June 30, 2021	5,263	5,222
Additional paid-in capital	273,539,732	265,580,356
Accumulated deficit	(107,906,715)	(90,911,805)
Accumulated other comprehensive loss	(18,817)	(10,834)
Total Stockholders’ Equity	165,619,463	174,662,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$183,136,138	$189,605,225

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Operating Expenses
General and administrative	$4,154,901	$1,939,988	8,621,598	3,717,911
Research and development	2,144,085	1,334,468	5,150,328	2,384,844
Depreciation and amortization	31,805	30,760	63,538	61,218
Total Operating Expenses	6,330,791	3,305,216	13,835,464	6,163,973

LOSS FROM OPERATIONS	(6,330,791)	(3,305,216)	(13,835,464)	(6,163,973)

Other Income (Expense)
Change in fair value of contingent consideration	(167,255)	493,411	(2,991,897)	920,811
Interest expense	(93,382)	(93,426)	(183,121)	(185,739)
Gain on currency transactions	—	(32,289)	9	(32,289)
Interest and other income	8,487	3,066	15,597	7,372
Total Other Income (Expense)	(252,150)	370,762	(3,159,412)	710,155

Loss Before Income Taxes	(6,582,941)	(2,934,454)	(16,994,876)	(5,453,818)

Income Tax (Provision) Benefit	—	1,158	(34)	123,952

NET LOSS	$(6,582,941)	$(2,933,296)	(16,994,910)	(5,329,866)

BASIC AND DILUTED LOSS PER SHARE	$(0.13)	$(0.06)	(0.33)	(0.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	52,321,982	46,660,304	52,270,821	46,632,711

See accompanying notes to the unaudited condensed consolidated financial statements

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Net Loss	$(6,582,941)	$(2,933,296)	(16,994,910)	(5,329,866)
Foreign Currency Translation, Adjustments	(3,990)	9,933	(7,983)	38,322

Comprehensive Loss	$(6,586,931)	$(2,923,363)	(17,002,893)	(5,291,544)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2021	52,219,661	$5,222	$265,580,356	$(90,911,805)	$(10,834)	$174,662,939
Stock-based Compensation	—	—	2,727,975	—	—	2,727,975
Net Loss	—	—	—	(10,411,969)	—	(10,411,969)
Foreign Currency Translation Adjustment	—	—	—	—	(3,993)	(3,993)
September 30, 2021	52,219,661	5,222	268,308,331	(101,323,774)	(14,827)	166,974,952
Stock Issued Pursuant to Warrants Exercised	100,000	10	129,990	—	—	130,000
Shares Issued Pursuant to LPC Purchase Agreement	277,340	28	3,048,311	—	—	3,048,339
Stock-Based Compensation	—	—	2,043,292	—	—	2,043,292
Shares issued for fully vested RSUs	1,266	—	9,811	—	—	9,811
Restricted shares converted to shares for services rendered	35,000	3	(3)	—	—	—
Net Loss	—	—	—	(6,582,941)	—	(6,582,941)
Currency Translations	—	—	—	—	(3,990)	(3,990)
December 31, 2021	52,633,267	$5,263	$273,539,732	$(107,906,715)	$(18,817)	$165,619,463

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2020	46,497,409	$4,650	$230,497,225	$(64,188,198)	$(41,416)	$166,272,261
Stock-Based Compensation	—	—	326,156	—	—	326,156
Issuance of Commitment Shares Related to LPC Purchase Agreement	139,567	14	(14)	—	—	—
Net Loss	—	—	—	(2,396,570)	—	(2,396,570)
Currency Translations	—	—	—	—	28,389	28,389
September 30, 2020	46,636,976	4,664	230,823,367	(66,584,768)	(13,027)	164,230,236
Stock Issued Pursuant to Warrants Exercised	63,122	6	82,050			82,056
Contingent Shares Issued Pursuant to Acquisition Agreement	63,122	6	192,516			192,522
Stock-based Compensation	—	—	359,391	—	—	359,391
Net Loss	—	—	—	(2,933,296)	—	(2,933,296)
Currency Translations	—	—	—	—	9,933	9,933
December 31, 2020	46,763,220	$4,676	$231,457,324	$(69,518,064)	$(3,094)	$161,940,842

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,
	2021	2020
NET LOSS	$(16,994,910)	$(5,329,866)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	63,538	61,218
Change in contingent consideration liability	2,991,897	(920,811)
Stock based compensation expense	4,771,267	685,547
Right-of-use assets	138,014	132,611
Amortization of discount of notes payable	148,548	147,957
CHANGES IN OPERATING ASSETS AND LIABILITIES:
Other receivables	1,640	1,982
Prepaid expenses/deposits	(11,812)	374,154
Accounts payable	(153,810)	(403,953)
Accrued expenses	(677,939)	132,542
Other current liabilities	(30,004)	—
Operating lease liabilities	(143,580)	(133,209)
NET CASH USED IN OPERATING ACTIVITIES	(9,897,151)	(5,251,828)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,156)	(10,721)
NET CASH USED IN INVESTING ACTIVITIES	(5,156)	(10,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	130,000	82,056
Repayment of finance agreement	(227,598)	(122,464)
Proceeds from LPC equity agreement	3,048,339	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,950,741	(40,408)

Effect of exchange rates on cash	(4,937)	31,646

NET CHANGE IN CASH	(6,956,503)	(5,271,311)

CASH, BEGINNING OF PERIOD	20,664,410	8,696,361

CASH, END OF PERIOD	$13,707,907	$3,425,050

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the quarter end for:
Interest	$36,462	$42,365
Income Taxes	$34	$37
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent Shares issued pursuant to Acquisition Agreement	$—	$192,522
Finance agreement entered into in exchange for prepaid assets	$666,875	$607,250

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

Basis of Presentation- The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2021 and 2020 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2021, audited financial statements. The results of operations for the periods ended December 31, 2021 and 2020 are not necessarily indicative of the operating results for the full year.

Consolidation - For the three and six months ended December 31, 2021 and 2020, the condensed consolidated financial statements include the accounts and operations of the Registrant and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

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

COVID-19 - The pandemic continues to evolve, and to date has led to the implementation of various mitigation responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as leading to reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries. COVID-19 may cause delays in our research activities. To date, it has not materially affected our operations; however, it has caused delays in the conduct of experiments due to limitations of various organizations, in particular those conducting experiments related to COVID-19. There have also been increases in the cost to conduct animal studies due to staffing and other limitations.

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

Functional Currency & Foreign Currency Translation - The functional currency of Enochian Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended December 31, 2021 and 2020. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents —The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured amounts at December 31, 2021 and June 30, 2021 of $13,423,820 and $20,287,212, respectively.

Property and Equipment — Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized and depreciated upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from four to ten years (see Note 3).

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

Indefinite life intangible assets include license agreements and goodwill. The Company accounts for indefinite life intangible assets in accordance with ASC 350, “Goodwill and Other Intangible Assets”. License agreement costs represent the fair value of the license agreement on the date acquired and are tested annually for impairment, as well as whever events or changes in circumstances indicate the carrying value may not be recoverable. The fair value analysis performed on the license agreements, and the fair value analysis performed on goodwill supported that both indefinite life intangible assets are not impaired as of June 30, 2021 (see Note 4.)

Goodwill —Goodwill is not amortized but is evaluated for impairment annually as of June 30th of each fiscal year or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Impairment of Goodwill and Indefinite Lived Intangible Assets – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess. The carrying value of in-process research and development (“IPR&D”) and goodwill at December 31, 2021, were $154,824,000 and $11,640,000, respectively.

For indefinite-lived intangible assets, such as licenses acquired as an IPR&D asset, on an annual basis we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. The fair value analysis performed on the license agreement, and the annual fair value analysis performed on goodwill supported that both indefinite life intangible assets are not impaired as of June 30, 2021, and no impairment is deemed necessary as of December 31, 2021 (see Note 4.)

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

Rent expense for operating leases is recognized on a straight-line basis, unless the operating lease right of use assets have been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expense in the condensed consolidated statements of operations. For operating leases that reflect impairment, the Company will recognize the amortization of the operating lease right-of-use assets on a straight-line basis over the remaining lease term with rent expense still included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance, insurance and taxes, which vary based on future outcomes, and thus are recognized in general and administrative expenses when incurred (see Note 5.)

Research and Development Expenses — The Company expenses research and development costs incurred in formulating, improving, validating, and creating alternative or modified processes related to and expanding the use of the HIV, HBV, Coronaviruses and Oncology therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV, HBV, Coronaviruses and Oncology. Research and development expenses for the three and six months ended December 31, 2021, amounted to $2,144,085 and $5,150,328, respectively. Research and development expenses for the three and six months ended December 31, 2020, amounted to $1,334,468, and $2,384,844, respectively

Income Taxes — The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes”, which requires an asset and liability approach for accounting for income taxes.

Loss Per Share — The Company calculates earnings/ (loss) per share in accordance with FASB Topic ASC 260, “Earnings Per Share”. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three and six months ended December 31, 2021 and 2020, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 7,125,894 and 4,072,275 potential shares of Common Stock excluded from the Diluted EPS calculation as of December 31, 2021 and December 31, 2020, respectively.

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

Stock-Based Compensation—The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the required service period, which is generally the vesting period. Stock based compensation costs for the vesting of options and RSUs granted for the three and six months ended December 31, 2021, were $2,043,292 and $4,771,267, respectively. Stock-based compensation costs for the vesting of the options and RSUs granted for the three and six months ended December 31, 2020 were $359,391 and $668,482, respectively. (see Note 7.)

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

There were no Level 1, 2 or 3 assets, nor any Level 1 or 2 liabilities as of December 31, 2021.

Level 3 liabilities held as of December 31, 2021 consisted of a contingent consideration liability related to the February 16, 2018 acquisition of Enochian Biopharma Inc. (the “Acquisition”). As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive contingent shares pro rata upon the exercise of warrants, which were outstanding at closing. The contingent consideration liability was recorded at fair value of $21,516,000 at the time of acquisition and is subsequently remeasured to fair value at the end of each reporting period. At December 31, 2021, there were 1,250,000 contingent shares were issuable in connection with the Acquisition of Enochian Biopharma.

The fair value of the contingent consideration liability is estimated using an option-pricing model. The key inputs to the model are all contractual or observable with the exception being volatility, which is computed, based on the Company’s underlying stock. The key inputs to valuing the contingent consideration liability as of December 31, 2021, include the Company’s stock price on the valuation date of $7.29; the exercise price of the warrants of $1.30, the risk-free rate of 0.20% the expected volatility of the Company’s Common Stock of 88.4%, the digital call rate of 99%, and the 1,250,000 contingent shares remaining at the end of the period. Fair Value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, investments, accounts payable, accrued expenses, capital lease obligations and notes payable approximate their recorded values due to their short-term maturities.

The following table sets forth the Level 3 liability at December 31, 2021, which is recorded on the balance sheet at fair value on a recurring basis. As required, this liability is classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2021	—	—	$6,037,945
Contingent Shares issued pursuant to the Acquisition Agreement	—	—	—
Fair value adjustment	—	—	2,991,897
Contingent Consideration Liability at December 31, 2021	—	—	$9,029,842

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROPERTY AND EQUIPMENT

	Useful Life	December 31, 2021	June 30, 2021
Lab Equipment and Instruments	4-7	$583,421	$583,421
Leasehold Improvements	10	224,629	224,629
Furniture Fixtures and Equipment	4-7	177,131	171,975
Total		985,181	980,025
Less Accumulated Depreciation		(316,457)	(260,661)
Net Property and Equipment		$668,723	$719,364

Depreciation expense amounted to $27,990, and $55,796 for the three and six months ended December 31, 2021 respectively, and $26,813 and $53,358 for the three and six months ended December 31, 2020.

NOTE 4 —INTANGIBLE ASSETS

At December 31, 2021 and June 30, 2021, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $55,413 and $65,906, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three and six months ended December 31, 2021, was $3,814 and $7,741, respectively. Amortization expense for the three and six months ended December 31, 2020 was $3,947 and $7,859, respectively.

At December 31, 2021 and 2020, indefinite life intangibles assets consisted of a license agreement classified as In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible asset provides economic benefit, and goodwill.

At December 31, 2021 and June 30, 2021, definite and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2021	Period Change	Effect of Currency Translation	December 31 , 2021
Definite Life Intangible Assets
Patents	20 Years	$316,115	$—	$(14,145)	$301,970
Less Accumulated Amortization		(250,209)	(7,741)	11,393	(246,557)
Net Definite-Life Intangible Assets		$65,906	$(7,741)	$(2,752)	$55,413

Indefinite Life Intangible Assets
License Agreement		$154,824,000	—	—	$154,824,000
Goodwill		11,640,000	—	—	11,640,000
Total Indefinite Life Intangible Assets		$166,464,000	—	—	$166,464,000

Expected future amortization expense is as follows:

Year ending June 30,
2022	$4,661
2023	15,154
2024	15,154
2025	15,154
2026	5,290
Thereafter	—
Total	$55,413

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

Impairment – Following the fourth quarter of each year, management performs its annual test of impairment of intangible assets by performing a quantitative assessment and determines if it is more likely than not that, the fair value of the asset is greater than or equal to the carrying value of the asset. The results of the quantitative assessment supported Management’s conclusion that an impairment adjustment was not required as of June 30, 2021, and no impairment is deemed necessary as of December 31, 2021.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LEASES

Operating Leases — On November 13, 2017, Enochian entered into a Lease Agreement for a term of five years and two months from November 1, 2017, with Plaza Medical Office Building, LLC, a California limited liability company (the “Landlord”), as landlord, pursuant to which the Company agreed to lease from the Landlord approximately 2,325 rentable square feet. The base rent increases by 3% each year, and ranges from approximately $8,719 per month for the first year to $10,107 per month for the two months of the sixth year.

On June 19, 2018, the Registrant entered into a Lease Agreement for a term of ten years from September 1, 2018, with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet. On February 20, 2019, the Registrant entered into an Addendum to the original Lease Agreement with an effective date of December 1, 2019, where it expanded the lease area to include another 1,101 square feet for a total rentable 3,554 square feet. The base rent increases by 3% each year, and ranges from $17,770 per month for the first year to $23,186 per month for the tenth year. The equalized monthly lease payment for the term of the lease is $20,050.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 12 months and 68 months. As of December 31, 2021, the weighted-average remaining term is 5.28 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of December 31, 2021, the weighted-average discount rate is 4.01%.

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

Lease expense charged to general and administrative expenses for the three and six months ended December 31, 2021, amounted to $84,113 and $168,196, respectively. Lease expense charged to general and administrative expenses for the three and six months ended December 31, 2020 amounted to $88,690 and $178,374, respectively.

Below are the lease commitments for the next 5 years and thereafter:

Year Ending June 30th	Lease Expense
2022	$175,419
2023	298,305
2024	246,004
2025	253,384
2026	260,985
Thereafter	313,836
Less imputed interest	(159,770)
Total	$1,388,163

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

The holder of the Convertible Notes had the right at any time prior to the date that is twelve months from issuance to convert all or any part of the outstanding and unpaid principal and all unpaid interest into shares of the Company’s Common Stock. The conversion price is equal to $12.00 per share of Common Stock. The holder did not exercise the conversion feature that expired on February 6, 2021. The Company evaluated the Convertible Notes in accordance with ASC 470-20 and identified that they each contain an embedded conversion feature that shall not be bifurcated from the host document (i.e., the Convertible Notes) as they are not deemed to be readily convertible into cash. All proceeds received from the issuance have been recognized as a liability on the balance sheet. The Convertible Notes balance as of December 31, 2021 and 2020 was $1,200,000. As of December 31, 2021 and 2020, the Company recorded accrued interest in the amount of $24,181, which is included in accrued expenses for each period. For the three and six months ended December 31, 2021 and 2020, the interest expense related to the Convertible Notes amounted to $18,181 and $36,453, respectively.

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

On February 11, 2021, the Company entered into an amendment to the Unsecured Note in the principal amount of $5,000,000 that extends the Maturity Date out to November 30, 2022. All other terms of the Unsecured Note remain the same. The change in Maturity Date required an additional year of interest at the fixed rate of 6% per annum, which was prepaid by the Company in full on the date of the amendment through the issuance of 74,054 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $298,178. For the three and six months ended December 31, 2021, respectively, discount amortization of $74,274 and $148,548 was charged to interest expense. For the three and six months ended December 31, 2020, discount amortization of $73,979 and $147,958, respectively was charged to interest expense. The Unsecured Note balance, net of discount at December 31, 2021 was $4,727,662, and is reflected in current liabilities

Finance Agreement — On November 30, 2021, the Company entered into a premium finance agreement (the “Agreement”) with a principal amount of $666,875 at 3.99% interest per annum. The repayment of the Agreement will be made in nine equal monthly installments of $56,469.

For the three and six months ended December 31, 2021, the Company recorded total interest expense in the amount of $927. This amount is reflected in other income and expenses.

Total interest expense recorded for the three and six months ended December 31, 2021, was $93,382 and $183,121, respectively. Interest expense recorded for the three and six months ended December 31, 2020, $93,426 and $185,739, respectively.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock —The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. At December 31, 2021 and June 30, 2021, there were zero shares issued and outstanding.

Common Stock —The Company has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. At December 31, 2021 and June 30, 2021, there were 52,633,267 and 52,219,661 shares issued and outstanding, respectively

Voting — Holders of Common Stock are entitled to one vote for each share held of record on each matter submitted to a vote of stockholders, including the election of directors, and do not have any right to cumulate votes in the election of directors.

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

During the three and six months ended December 31, 2021, we issued 277,340 shares of Common Stock to Lincoln Park under the Purchase Agreement for a purchase price of $3,048,339.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Common Stock Issuances — In the three and six months ended December 31, 2021, there were 413,606 shares of Common Stock issued, respectively. In the three and six months ended December 31, 2020, there were 126,244 and 265,811 shares of Common Stock issued, respectively.

Acquisition of Enochian Biopharma Inc. / Contingently issuable shares — On February 16, 2018, the Acquisition was completed when the subsidiary merged with and into Enochian Biopharma, with Enochian Biopharma as the surviving corporation. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive contingent shares pro rata upon the exercise or conversion of warrants, which were outstanding at closing. At December 31, 2021, 1,250,000 contingent shares are issuable in connection with the Acquisition of Enochian Biopharma.

Acquisition of Enochian Denmark — At December 31, 2021 and June 30, 2021, the Company maintained a reserve of 17,414 shares of Common Stock of the Registrant held in escrow according to Danish law (the “Escrow Shares”), , all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Enochian Denmark held by non-consenting shareholders of Enochian Denmark on both December 31, 2021 and June 30, 2021, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. There have been 167,639 shares of Common Stock issued to non-consenting shareholders of Enochian Denmark as of December 31, 2021. During the three and six months ended December 31, 2021, the Company issued zero shares of Common Stock to such non-consenting shareholders of Enochian Denmark. There is no impact on outstanding shares as these shares are reflected as issued and outstanding.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Enochian Biosciences Inc.
Expected term (in years)	5.0 – 6.5
Volatility	82.39%-90.21%
Risk free interest rate	0.77%-1.33%
Dividend yield	0%

The Company recognized stock-based compensation expense related to the options of $2,043,292 and $4,771,267 for the three and six months ended December 31, 2021, respectively. The Company recognized stock-based compensation expense related to the options of $359,391 and $668,482 for the three and six months ended December 31, 2020, respectively. At December 31, 2021, the Company had approximately $8,571,250 of unrecognized compensation cost related to non-vested options.

Plan Options

On February 6, 2014, the Board adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), and the Company had reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the 2014 Plan.

On October 30, 2019, the Board approved and on October 31, 2019, the Company’s shareholders adopted Enochian’s 2019 Equity Incentive Plan (the “2019 Plan”), which replaced the 2014 Plan. The 2019 Plan authorized options to be awarded to not exceed the sum of (1) 6,000,000 new shares of Common Stock, and (2) the number of shares of Common Stock available for the grant of awards as of the effective date under the 2014 Plan that, after the effective date of the 2019 Plan, expires, or is terminated, surrendered, or forfeited for any reason without issuance of shares. The remaining shares of Common Stock available for grant related to the 2014 Plan was 655,769 as of the effective date; this amount along with the new 6,000,000 shares totals 6,655,769 shares of Common Stock were available to grant immediately after the effective date of the 2019 Plan.

Pursuant to the 2019 Plan, the Company granted options to purchase 120,900 and 3,130,200 shares of Common Stock to employees with a three-year vesting period during the three and six months ended December 31, 2021, respectively. For the three and six months ended December 31, 2020, the Company granted options to purchase 9,201 shares of Common Stock to employees with a three-year vesting period. Options are exercisable at the market price of the Company’s Common Stock on the date of the grant.

During the three and six months ended December 31, 2021, the Company granted options to purchase 36,727 and 63,462 shares of Common stock, respectively, to the Board of Directors and Scientific Advisory Board Members with a one-year vesting period. For the three and six months ended December 31, 2020, the Company granted annual options to purchase 63,435 and 87,631 shares of Common Stock, respectively to members of the Board of Directors and Scientific Advisory Board with a one-year vesting period. Options are exercisable at the market price of the Company’s Common Stock on the date of the grant.

The Company issued options to purchase 21,979 shares of Common Stock with immediate vesting, issued options to purchase 17,500 shares of Common Stock with a one-year vesting period, and issued options to purchase 60,000 shares of Common Stock with a three-year vesting period for consulting services during the three and six months ended December 31, 2021.

To date the Company has granted options under the Plan (“Plan Options”) to purchase 4,629,294 shares of Common Stock.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the Plan Options outstanding at December 31, 2021 is presented below:

Options Outstanding					Options Exercisable
	Exercise Price Ranges	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$2.00–4.50	285,043	8.69	$3.23	197,637	8.49	$3.12
	$4.51–6.50	3,538,330	9.21	$4.80	455,999	7.09	$6.16
	$6.51–8.00	797,521	8.70	$7.95	556,094	8.20	$7.93
Total		4,620,894	9.09	$5.25	1,209,730	7.83	$6.48

A summary of the status of the Plan Options at December 31, 2021 and changes since July 1, 2021 are presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	1,329,153	$6.24	8.42	$511,239
Granted	3,300,141	$4.85	10.0	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Expired	(8,400)	$—	—	$—
Outstanding at end of period	4,620,894	$5.25	9.09	$9,997,233
Exercisable end of period	1,209,730	$6.48	7.83	$1,352,948

At December 31, 2021, the Company had 1,209,730 exercisable Plan Options outstanding. The total intrinsic value of options exercisable at December 31, 2021, was $1,352,948. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at December 31, 2021 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the warrants outstanding at December 31, 2021, are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period	1,350,000	$1.30	1.02
Granted	—	$—	—
Exercised	(100,000)	$1.30	—
Cancelled/Expired	—	$—	—
Outstanding and exercisable at end of period	1,250,000	$1.30	.53

		Underlying Warrants	Outstanding	Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	1,250,000.53		$1.30	1,250,000	$1.30

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

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Restricted Stock Units (RSUs)

The Company recognized stock-based compensation expense related to RSUs of $255,340 and $258,331 for the three and six months ended December 31, 2021, respectively. The Company recognized stock-based compensation expense related to the RSUs of $7,860 and $17,066 for the three and six months ended December 31, 2020, respectively.

A summary of the status of Restricted Stock Units outstanding at December 31, 2021 is presented below:

	Shares	Weighted Average Issuance Price	Weighted Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	5,000	$6.15	.02	$—
Granted	36,266	—	—	—
Exercised	(36,266)	—	—	—
Cancelled/Expired	—	—	—	—
Outstanding at end of period	5,000	6.15	.02	$—

	Restricted Stock Units Outstanding
Grant Price	Stock Units	Weighted Average Remaining Contractual Life (years)	Weighted Average Issuance Price
6.15	5,000.02		$6.15

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — COMMITMENTS AND CONTINGENCIES

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, and amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments and will continue until the services are no longer rendered or the agreement is terminated. G-Tech is controlled by certain members of Weird Science. For the three and six months ended December 31, 2021, $75,000 and $150,000, was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement, respectively. For the three and six months ended December 31, 2020, $75,000 and 125,000, was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement, respectively.

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

The cash funding for research costs pursuant to the HBV License Agreement consists of monthly payments amounting to $144,500 that cover scientific staffing resources to complete the project, as well as periodic payments for materials and equipment needed to complete the project. For the three and six months ended December 31, 2021, the Company paid a total of $433,500 and $867,000, respectively for scientific staffing resources, R&D and IND Enabling studies. During the three and six months ended December 31, 2021, respectively the Company paid zero and a $1,500,000 for the milestone completion of a Pre-Investigational New Drug (IND) process following receipt of written comments in accordance with the HBV License Agreement.

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

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The License Agreement provides for cooperation related to the development of intellectual property related to the Prevention and Treatment and for a 3% royalty to G-Tech on any net sales that may occur under the License Agreement. For the three and six months ended December 31, 2021, the Company paid $75,000 and $150,000, respectively, related to the Prevention and Treatment research.

G-Tech is controlled by Dr. Serhat Gümrükcü and Anderson Wittekind, shareholders of the Company, and SRI is controlled by Dr. Serhat Gümrükcü.

Shares held for non-consenting shareholders – The 17,414 remaining shares of Common Stock related to the Acquisition of Enochian Denmark have been reflected as issued and outstanding in the accompanying financial statements. There were zero shares of Common Stock issued to such non-consenting shareholders during the three and six months ended December 31, 2021 (see Note 7.)

Service Agreements –The Company has a consulting agreement for services of a Senior Medical Advisor for up to $210,000 per year on a part-time basis.

Contingencies – The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceeding or claim contains an element of uncertainty, management does not expect a material impact on our results of operations or financial position from such proceedings or claims.

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company paid G-Tech $718,500 and $3,537,000, which included payments for consulting agreements related to HIV, contractual costs related to the HBV License and the Development License (See Note 8), and security expenses, for the three and six months ended December 31, 2021, respectively.

NOTE 10 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company performed a review of events subsequent to the balance sheet date and through the date of this report and determined that there were no such events requiring recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of Enochian Biosciences Inc. (“Enochian”, and together with its subsidiaries, the “Company”, “we” or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on September 24, 2021. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of the business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Respiratory Diseases

In April 2021, Enochian Biosciences acquired the exclusive license to a potential pan-SARS-Cornavirus-1 and-2 (SARS-CoV) and pan-Influenza inhaled treatment and prophylaxis.

SARS-CoV-2 has caused the most devastating global pandemic in a century – COVID-19. Using the Hijack RNA platform technology, in vitro and in vivo results showing rapid killing of infected cells, but not uninfected cells were presented at the important Conference on Retroviruses and Opportunistic Infections in March 2021. Since that time, there has been substantial progress with a Pre-IND (as defined below) submission expected in the near term.

Influenza has caused dozens of major global pandemics; the most notable in 1918 that killed 50 to 100 million people. There was an H1N1 threat as recently as 2009. The Hijack RNA also has shown promising in vitro results that were presented at the Annual Conference of the American Society of Gene and Cell Therapy (ASGCT) in May 2020.

A leading scientist and public health expert serves on our Scientific Advisory Board focused on respiratory diseases.

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

Our co-founder and inventor, Dr. Serhat Gümrükcü, who is also the Director of Seraph Research Institute (SRI), submitted Pre-IND for ENOB-HV-21, an innovative treatment of Natural Killer (NK) and Gamma Delta T-Cells (GDT) collected from another person. It is believed that the GDT cells, a small subset of immune cells that can be infected with HIV, could be a key factor in controlling the virus. The initial scientific findings were presented during the ASCGT Conference this past May. Enochian Biosciences has an exclusive license to use the underlying patent to develop ENOB-HV-21 for the prevention, treatment, and/or amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans.

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

The initial in vitro and in vivo work was presented at the biannual HEP DART meeting in December of 2019, where it was selected as one of the best new therapies/novel strategies. Additional data was presented at the annual ASCGT conference in May 2020. A proof-of-concept, in vivo cure study is in advanced stages. A Pre-IND request has been completed with productive comments and insights. An IND could potentially be submitted towards the end of 2022 with potential for enrollment in a clinical trial to begin by the end of 2022 or in 2023.

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

Through a collaboration with a leader in the field of pancreatic cancer, our first cancer-related therapeutic target, we are developing the pipeline with in vitro and in vivo proof-of-concept studies to evaluate the potential to induce long-term remission or cure. Results are expected in first half 2022. If the results are promising, a potential Pre-IND and an IND with potential for enrollment in a clinical trial maybegin in 2022.

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

 Results of Operations for the three and six months ended December 31, 2021 compared to the three and six months ended December 31, 2020

 The following table sets forth our revenues, expenses and net loss for the three and six months ended December 31, 2021 and 2020. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended				For the Six Months Ended
	December 31,		Increase/(Decrease)		December 31,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
Operating Expenses
General and administrative expenses	4,154,901	1,939,988	2,214,913	114%	8,621,598	3,717,911	4,903,687	132%
Research and development expenses	2,144,085	1,334,468	809,617	61%	5,150,328	2,384,844	2,765,484	116%
Depreciation and amortization	31,805	30,760	1,045	3%	63,538	61,218	2,320	4%
Total Operating Expense	$6,330,791	$3,305,216	$3,025,575	92%	$13,835,464	$6,163,973	$7,671,491	124%
LOSS FROM OPERATIONS	$(6,330,791)	$(3,305,216)	$(3,025,575)	92%	$(13,835,464)	$(6,163,973)	$(7,671,491)	124%
Other Income (Expense)
Change in fair value of contingent consideration	(167,255)	493,411	(660,666)	(134)%	(2,991,897)	920,811	(3,912,708)	(425)%
Interest expense	(93,382)	(93,426)	44	—%	(183,121)	(185,739)	2,618	(1)%
Gain (Loss) on currency transactions	—	(32,289)	32,289	100%	9	(32,289)	32,298	100%
Interest income	8,487	3,066	5,421	177%	15,597	7,372	8,225	112%
Total Other (expense) income	(252,150)	370,762	(622,912)	(168)%	(3,159,412)	710,155	(3,869,567)	(545)%
Loss Before Income Taxes	$(6,582,941)	$(2,934,454)	$(3,648,487)	124%	$(16,994,876)	$(5,453,818)	$(11,541,058)	212%
Income Tax Benefit	$—	$1,158	$(1,158)	(100)%	$(34)	$123,952	$(123,986)	(100)%
NET LOSS	$(6,582,941)	$(2,933,296)	$(3,649,645)	124%	$(16,994,910)	$(5,329,866)	$(11,665,044)	219%

Revenues

We are a pre-revenue, pre-clinical biotechnology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the three months ended December 31, 2021, and December 31, 2020 were $6,330,791 and $3,305,216 respectively, representing an increase of $3,025,575, or approximately 92%. The increase in operating expenses primarily relate to general and administrative expenses.

Our operating expenses for the six months ended December 31, 2021, and December 31, 2020, were $13,835,464 and $6,163,973, respectively, representing an increase of $7,671,491 or approximately 124%. The change is primarily related to the increase in general and administrative expenses of $4,903,687, and an increase in R&D expenses of $2,747,984.

General and administrative expenses for the three months ended December 31, 2021, and December 31, 2020, were $4,154,901 and $1,939,988, respectively, representing an increase of $2,214,914 or approximately 114%. The variance is primarily related to an increase in stock-based compensation of $1,683,901, an increase in compensation and related expenses of $301,743, and an increase in lab expenses of $160,618.

General and administrative expenses for the six months ended December 31, 2021, and December 31, 2020, were $8,621,598 and $3,717,911, respectively, representing an increase of $4,903,687 or approximately 132%. The largest contributors to the increase in general and administrative expenses were the increases in stock-based compensation of $4,085,720, officer compensation of $436,062, salaries expense of $196,065, laboratory expenses of $171,847, and recruiting expenses of $117,233, offset by a decrease in security expenses of $139,175.

Research and development expenses for the three months ended December 31, 2021, and December 31, 2020, were $2,144,085 and $1,334,468, respectively, representing a decrease of $809,617 or approximately 61%. The variance is primarily driven by $684,939 contract development and manufacturing company (“CDMO”) partner expenses related to CV-01, $75,000 related to COVID license payments that were not established in prior year, and $33,000 in new contract research organization (“CRO”) payments. All other R&D costs remained relatively flat.

Research and development expenses for the six months ended December 31, 2021, and December 31, 2020, were $5,150,328 and $2,384,844, respectively, representing an increase of $2,765,484 or approximately 116%. The largest contributors to the increase in research and development expenses were the increases in license costs related to ENOB HB-01 of $1,500,000 for achievement of milestone, costs incurred for ENOB HV-21 of $600,000, newly incurred costs with CDMO and CRO partners totaling $765,939, new COVID license payments of $150,000, offset by a reduction in license costs related to ENOB-HB-01 totaling $400,000 that were incurred in the prior period only.

The Company recorded other (expense) of $252,150 for three months ended December 31, 2021, compared to other income of $370,762 for the three months ended December 31, 2020, representing an increase in other (expense) of $622,912 or 168%. The variance is primarily due to the change in fair value of the contingent consideration liability expense of $660,666.

The Company recorded other (expense) of $3,159,412 for the six months ended December 31, 2020, compared to other income of $710,155 for the six months ended December 31, 2020, representing an increase in other (expense) of $3,869,567 or 545%. The variance is primarily due to the change in fair value of the contingent consideration liability expense of $3,912,708.

Net Loss

Net loss for the three months ended December 31, 2021, and 2020, was $6,582,941 and $2,933,296, respectively, representing an increase in loss of $3,649,645 or approximately 124%. The increase in net loss was primarily due to an increase in general and administrative expenses of $2,214,913, an increase in research and development expenses of $809,617, and the change in the change in fair value of the contingent consideration of $660,666.

Net loss for the six months ended December 31, 2021, and 2020, was $16,994,910 and $5,329,866, respectively, representing an increase in loss of $11,665,044 or approximately 219%. The increase in net loss was primarily due to the increase in general and administrative expenses of $4,903,687, an increase in research and development costs of $2,765,484, and an increase in expense related to the change in fair value of the contingent consideration of $3,912,708.

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

At this time, we believe we have sufficient liquidity and access to committed funds to fund our operations for the next twelve months. We may need additional funds for (a) the purchase of equipment, (b) increases in personnel, and, (c) research and development, specifically to advance towards an Investigational New Drug Application (IND) following Pre-IND readouts from the FDA for ENOB-CV-01, ENOB-HB-01, ENOB-HV-01, and ENOB-HV-21. We will also require additional funding to continue our research and development of ENOB-HV-11/12, ENOB-DC-11, ENOB-FL-01 and -11 and ENOB-CV-11, to fund the Coronavirus and Influenza Indications License Agreement in furtherance of treatment related to all coronaviruses, and for possible future strategic acquisitions of businesses, products or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of December 31, 2021, the Company had $13,707,907 in cash and working capital of $8,416,386 as compared to $20,664,410 in cash and working capital of $19,013,100 as of June 30, 2021, a decrease of 34 % and 56%, respectively.

Assets

Total assets at December 31, 2021, were $183,136,138 compared to $189,605,225 as of June 30, 2021. The decrease in total assets was primarily due to the decrease in cash of $6,956,503. The change in cash is primarily attributed to $5,150,328 in research and development costs related to the HBV license agreement, costs related to ENOB-CV-01 for related CDMO and CRO costs, and ENOB-HV-21 studies along with approximately $3,710,286 in general and administrative expenses, net of non-cash items, offset by an increase in funding totaling $3,178,339 related to warrants exercised during the period and drawdowns from the LPC equity line.

Liabilities

Total liabilities at December 31, 2021, were $17,516,675 compared to $14,942,286 as of June 30, 2021. The increase in total liabilities was primarily related to an increase of $2,991,897 in the contingent consideration liability as a result of mark-to-market adjustment, and an increase in other current liabilities of $409,273 related to a financing arrangement for a new insurance policy, partially offset by the reduction in accrued expenses of $677,940, and the reduction of accounts payable of $153,809 due to timing.

The following is a summary of the Company’s cash flows (used by) or provided by operating, investing, and financing activities:

	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
Net Cash (Used in) Operating Activities	$(9,897,151)	$(5,251,828)
Net Cash (Used in) Investing Activities	(5,156)	(10,721)
Net Cash Provided by Financing Activities	2,950,741	(40,408)
(Loss) Gain on Currency Translation	(4,937)	31,646
Change in Cash and Cash Equivalents	$(6,956,503)	$(5,271,311)

Cash Flows

Cash used in operating activities for the six months ended December 31, 2021, and 2020 was ($9,897,151) and ($5,251,828), respectively. Cash used in operating activities during the current period included $5,150,328 in research and development costs related to the HBV license agreement, costs related to ENOB-CV-01 for related CDMO and CRO costs, and ENOB-HV-21 studies along with approximately $3,710,286 in general and administrative expenses, net of non-cash items.

Cash provided by financing activities for the six months ended December 31, 2021, was $2,950,741 as compared to cash used by financing activities of $40,408 during the six months ended December 31, 2020. During the six months ended December 31, 2021, the Company received financing from the drawdown of its LPC equity line of $3,048,339 and the exercise of warrants held by shareholders of $130,000.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company and used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiency is attributed to the fact that the Company does not have an adequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system. This control deficiency will be monitored and attention will be given to this matter as we increase our personnel.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed above. We expect to be deficient in our disclosure controls and procedures until sufficient capital is available to hire the appropriate internal accounting staff.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended December 31, 2021 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Date: February 14, 2022	ENOCHIAN BIOSCIENCES INC.

	By:	/s/ Mark Dybul
Mark Dybul
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)

