Form 10-Q
period 2022-03-31
Enochian Biosciences Inc
filed 2022-05-13
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, the number of shares of the registrant’s common stock outstanding was 52,949,967.

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

The results for the periods ended March 31, 2022, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2021, filed with the Securities and Exchange Commission on September 24, 2021.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$11,150,917	$20,664,410
Other receivables	—	1,640
Prepaid expenses	544,735	232,943
Total Current Assets	11,695,652	20,898,993

Property and equipment, net	640,733	719,364

OTHER ASSETS:
Definite life intangible assets, net	50,596	65,906
Indefinite life intangible assets	154,824,000	154,824,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	21,742	20,984
Operating lease right-of-use assets	1,227,890	1,435,978
Total Other Assets	167,764,228	167,986,868

TOTAL ASSETS	$180,100,613	$189,605,225

LIABILITIES
CURRENT LIABILITIES:
Accounts payable – trade	$487,016	$320,559
Accrued expenses	466,324	1,182,323
Other current liabilities	277,708	90,602
Notes payable, net	4,801,936	—
Convertible notes payable	1,200,000	—
Current portion of operating lease liabilities	278,661	292,409
Total Current Liabilities	7,511,645	1,885,893

NON-CURRENT LIABILITIES:
Contingent consideration liability	10,310,836	6,037,945
Convertible notes payable	—	1,200,000
Notes payable, net	—	4,579,114
Operating lease liabilities, net of current portion	1,035,435	1,239,334
Total Liabilities	18,857,916	14,942,286

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 100,000,000 shares authorized, 52,798,267 shares issued and outstanding at March 31, 2022, and 52,219,661 shares issued and outstanding at June 30, 2021	5,280	5,222
Additional paid-in capital	275,367,091	265,580,356
Accumulated deficit	(114,108,180)	(90,911,805)
Accumulated other comprehensive loss	(21,494)	(10,834)
Total Stockholders’ Equity	161,242,697	174,662,939

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,100,613	$189,605,225

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Operating Expenses
General and administrative	$2,790,456	$1,903,902	$11,169,724	$5,551,331
Research and development	1,212,380	1,119,203	6,605,038	3,574,529
Depreciation and amortization	31,720	30,825	95,258	92,043
Total Operating Expenses	4,034,556	3,053,930	17,870,020	9,217,903

LOSS FROM OPERATIONS	(4,034,556)	(3,053,930)	(17,870,020)	(9,217,903)

Other Income (Expense)
Change in fair value of contingent consideration	(2,078,994)	(882,498)	(5,070,891)	38,313
Interest expense	(95,206)	(96,347)	(278,327)	(282,086)
(Loss) gain on currency transactions	—	(221)	9	(32,510)
Interest and other income	7,291	1,437	22,888	8,809
Total Other Income (Expense)	(2,166,909)	(977,629)	(5,326,321)	(267,474)

Loss Before Income Taxes	(6,201,465)	(4,031,559)	(23,196,341)	(9,485,377)

Income Tax (Provision) Benefit	—	849	(34)	124,801

NET LOSS	$(6,201,465)	$(4,030,710)	$(23,196,375)	$(9,360,576)

BASIC AND DILUTED LOSS PER SHARE	$(0.12)	$(0.09)	$(0.44)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	52,638,823	46,783,343	52,391,698	46,723,501

See accompanying notes to the unaudited condensed consolidated financial statements

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Net Loss	$(6,201,465)	$(4,030,710)	$(23,196,375)	$(9,360,576)
Other Comprehensive Income (Loss)
Currency Translations	(2,677)	(9,828)	(10,660)	28,494

Comprehensive Loss	$(6,204,142)	$(4,040,538)	$(23,207,035)	$(9,332,082)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2021	52,219,661	$5,222	$265,580,356	$(90,911,805)	$(10,834)	$174,662,939
Stock-based compensation	—	—	2,727,975	—	—	2,727,975
Net Loss	—	—	—	(10,411,969)	—	(10,411,969)
Currency translations	—	—	—	—	(3,993)	(3,993)
September 30, 2021	52,219,661	5,222	268,308,331	(101,323,774)	(14,827)	166,974,952
Stock issued pursuant to warrants exercised	100,000	10	129,990	—	—	130,000
Shares issued pursuant to LPC purchase agreement	277,340	28	3,048,311	—	—	3,048,339
Stock-based compensation	—	—	2,043,292	—	—	2,043,292
Shares issued for fully vested RSUs	1,266	—	9,811	—	—	9,811
Restricted shares converted to shares for services rendered	35,000	3	(3)	—	—	—
Net Loss	—	—	—	(6,582,941)	—	(6,582,941)
Currency translations	—	—	—	—	(3,990)	(3,990)
December 31, 2021	52,633,267	5,263	273,539,732	(107,906,715)	(18,817)	165,619,463
Contingent shares issued pursuant to acquisition agreement	100,000	10	797,990	—	—	798,000
Shares issued pursuant to LPC purchase agreement	60,000	6	451,694	—	—	451,700
Shares issued for fully vested RSUs	5,000	1	(1)	—	—	—
Stock-based compensation	—	—	577,676	—	—	577,676
Net Loss	—	—	—	(6,201,465)	—	(6,201,465)
Currency translations	—	—	—	—	(2,677)	(2,677)
March 31, 2022	52,798,267	$5,280	$275,367,091	$(114,108,180)	$(21,494)	$161,242,697

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2020	46,497,409	$4,650	$230,497,225	$(64,188,198)	$(41,416)	$166,272,261
Stock-based compensation	—	—	326,156	—	—	326,156
Issuance of commitment shares	139,567	14	(14)	—	—	—
Net Loss	—	—	—	(2,396,570)	—	(2,396,570)
Currency translations	—	—	—	—	28,389	28,389
September 30, 2020	46,636,976	4,664	230,823,367	(66,584,768)	(13,027)	164,230,236
Stock issued pursuant to warrants exercised	63,122	6	82,050	—	—	82,056
Contingent shares issued pursuant to acquisition agreement	63,122	6	192,516	—	—	192,522
Stock-based compensation	—	—	359,391	—	—	359,391
Net Loss	—	—	—	(2,933,296)	—	(2,933,296)
Currency translations	—	—	—	—	9,933	9,933
December 31, 2020	46,763,220	4,676	231,457,324	(69,518,064)	(3,094)	161,940,842
Shares issued pursuant to 2021 private placement	923,678	93	3,620,707	—	—	3,620,800
Shares issued in lieu of interest on $5 million notes payable extension	74,054	7	298,171	—	—	298,178
Restricted shares converted to shares for services rendered	35,000	4	146,996	—	—	147,000
Stock-based compensation	—	—	352,429	—	—	352,429
Net Loss	—	—	—	(4,030,710)	—	(4,030,710)
Currency translations	—	—	—	—	(9,828)	(9,828)
March 31, 2021	47,795,952	$4,780	$235,875,627	$(73,548,774)	$(12,922)	$162,318,711

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES :
Net loss	$(23,196,375)	$(9,360,576)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	95,258	92,042
Change in contingent consideration liability	5,070,891	(38,313)
Stock based compensation expense	5,348,943	1,184,975
Right-of-use assets	208,088	199,908
Amortization of discount of notes payable	222,822	222,231
Changes in assets and liabilities:
Other receivables	1,640	1,982
Prepaid expenses/deposits	364,078	562,295
Accounts payable	166,458	(88,015)
Accrued expenses	(716,001)	(157,261)
Other current liabilities	(30,004)	—
Operating lease liabilities	(217,647)	(201,944)
NET CASH USED IN OPERATING ACTIVITIES	(12,681,849)	(7,582,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,156)	(10,721)
NET CASH USED IN INVESTING ACTIVITIES	(5,156)	(10,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	130,000	82,057
Repayment of finance agreement	(449,765)	(304,258)
Proceeds from LPC equity agreement	3,500,039	—
Proceeds from 2021 Private Placement	—	3,620,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,180,274	3,398,599

Effect of exchange rates on cash	(6,762)	24,721

NET CHANGE IN CASH	(9,513,493)	(4,170,077)

CASH, BEGINNING OF PERIOD	20,664,410	8,696,361

CASH, END OF PERIOD	$11,150,917	$4,526,284

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$55,880	$36,453
Income Taxes	$34	$37
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent shares issued pursuant to acquisition agreement	$798,000	$—
Shares issued in lieu of interest expense on $5 million note payable extension	$—	$298,178
Discount on $5 million note payable related to prepaid interest paid in the form of shares issued	$—	$222,231
Finance agreement entered into in exchange for prepaid assets	$666,875	$—

See accompanying notes to the unaudited condensed consolidated financial statement.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business –  Enochian Biosciences Inc., (“Enochian,” or “Registrant”, and together with its subsidiaries, the “Company”, “we” or “us”) engages in the research and development of pharmaceutical and biological products for the human treatment of HIV, HBV, influenza and coronavirus infections, and cancer with the intent to manufacture and commercialize said products.

Basis of Presentation – The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2022, and 2021 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2021, audited financial statements. The results of operations for the periods ended March 31, 2022, and 2021 are not necessarily indicative of the operating results for the full year.

Consolidation – For the three and nine months ended March 31, 2022, and 2021, the condensed consolidated financial statements include the accounts and operations of the Registrant and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

Reclassification – Certain amounts in the prior period financial statements, have been reclassified to conform to the current presentation. For the three and nine months ended March 31, 2021, we reclassified lab expenses of $39,596 and $110,078, respectively from general and administrative expenses to research and development expenses.

Accounting Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant estimates include the fair value and potential impairment of intangible assets, and fair value of equity instruments issued.

COVID-19 – The pandemic continues to evolve, and to date has led to the implementation of various mitigation responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as leading to reported adverse impacts on healthcare resources, facilities, and providers across the United States and in other countries. COVID-19 may cause delays in our research activities. To date, it has not materially affected our operations; however, it has caused delays in the conduct of experiments due to limitations of various organizations, in particular those conducting experiments related to COVID-19. There have also been increases in the cost to conduct animal studies due to staffing and other limitations.

The full extent to which the COVID-19 pandemic may impact our business and operations is subject to future developments, which are uncertain and difficult to predict. Further quarantines, shelter-in-place or similar restrictions and other actions taken or imposed by foreign, federal, state, and local governments could adversely impact our or our partners’ clinical, research and development, regulatory and manufacturing operations, or timelines.

We continue to monitor the impact of the COVID-19 pandemic on our business and operations and will seek to adjust our activities as appropriate. In addition, the pandemic could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect the financial resources available to us.

Functional Currency & Foreign Currency Translation – The functional currency of Enochian Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended March 31, 2022, and 2021. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured amounts at March 31, 2022, and June 30, 2021, of $10,883,620 and $20,287,212, respectively.

Property and Equipment – Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized and depreciated upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from four to ten years (see Note 3.)

Intangible Assets – The Company has both definite and indefinite life intangible assets.

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

Indefinite life intangible assets include license agreements and goodwill. The Company accounts for indefinite life intangible assets in accordance with ASC 350, “Goodwill and Other Intangible Assets”. License agreement costs represent the fair value of the license agreement on the date acquired and are tested annually for impairment, as well as whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Goodwill – Goodwill is not amortized but is evaluated for impairment annually as of June 30th of each fiscal year or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Impairment of Goodwill and Indefinite Lived Intangible Assets – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess. The carrying value of in-process research and development (“IPR&D”) and goodwill at March 31, 2022, were $154,824,000 and $11,640,000, respectively.

For indefinite-lived intangible assets, such as licenses acquired as an IPR&D asset, on an annual basis we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. The fair value analysis performed on the license agreement, and the annual fair value analysis performed on goodwill supported that both indefinite life intangible assets are not impaired as of June 30, 2021, and no impairment is deemed necessary as of March 31, 2022 (see Note 4.)

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets – Long-lived assets, such as property and equipment, definite and indefinite life intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectations that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

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

Leases – In accordance with ASC Topic 842, the Company determined the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter. The lease terms include any renewal options and termination options that the Company is reasonably assured to exercise, if applicable. The present value of lease payments is determined by using the implicit interest rate in the lease, if that rate is readily determinable; otherwise, the Company develops an incremental borrowing rate based on the information available at the commencement date in determining the present value of the future payments.

Rent expense for operating leases is recognized on a straight-line basis, unless the operating lease right of use assets have been impaired, over the reasonably assured lease term based on the total lease payments and is included in operating expenses in the condensed consolidated statements of operations. For operating leases that reflect impairment, the Company will recognize the amortization of the operating lease right-of-use assets on a straight-line basis over the remaining lease term with rent expense still included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance, insurance, and taxes, which vary based on future outcomes, and thus are recognized in general and administrative expenses when incurred (see Note 5.)

Research and Development Expenses – The Company expenses research and development costs incurred in formulating, improving, validating, and creating alternative or modified processes related to and expanding the use of the HIV, HBV, Coronaviruses and Oncology therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV, HBV, Coronaviruses and Oncology. Research and development expenses for the three and nine months ended March 31, 2022, amounted to $1,212,380 and $6,605,038, respectively. Research and development expenses for the three and nine months ended March 31, 2021, amounted to $1,119,203, and $3,574,529, respectively.

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes”, which requires an asset and liability approach for accounting for income taxes.

Loss Per Share – The Company calculates earnings/ (loss) per share in accordance with FASB Topic ASC 260, “Earnings Per Share”. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three and nine months ended March 31, 2022, and 2021, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 7,201,108 and 3,967,275 potential shares of Common Stock excluded from the Diluted EPS calculation as of March 31, 2022, and March 31, 2021, respectively.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability (see Note 2.)

 Stock Options and Restricted Share Units – The Company has granted stock options, restricted share units (“RSUs”) and warrants. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, “Compensation - Stock Compensation”.

Stock-Based Compensation – The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the required service period, which is generally the vesting period. Stock based compensation costs for the vesting of options and RSUs granted for the three and nine months ended March 31, 2022, were $577,676 and $5,348,943, respectively. Stock-based compensation costs for the vesting of the options and RSUs granted for the three and nine months ended March 31, 2021, were $499,428 and $1,184,975, respectively. (See Note 7.)

Recently Adopted Accounting Pronouncements – Recent accounting pronouncements issued by the FASB do not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — FAIR VALUE MEASUREMENTS – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

●	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no Level 1, 2 or 3 assets, nor any Level 1 or 2 liabilities as of March 31, 2022.

Level 3 liabilities held as of March 31, 2022, consisted of a contingent consideration liability related to the February 16, 2018, acquisition of Enochian Biopharma Inc. (the “Acquisition”). As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive contingent shares pro rata upon the exercise of warrants, which were outstanding at closing. The contingent consideration liability was recorded at fair value of $21,516,000 at the time of acquisition and is subsequently remeasured to fair value at the end of each reporting period. At March 31, 2022, there were 1,250,000 contingent shares issuable in connection with the Acquisition of Enochian Biopharma.

The fair value of the contingent consideration liability is estimated using an option-pricing model. The key inputs to the model are all contractual or observable with the exception being volatility, which is computed, based on the Company’s underlying stock. The key inputs to valuing the contingent consideration liability as of March 31, 2022, include the Company’s stock price on the valuation date of $8.25; the exercise price of the warrants of $1.30, the risk-free rate of 0.59%, the expected volatility of the Company’s Common Stock of 90.7%, the digital call rate of 99.98%, and the 1,250,000 contingent shares remaining at the end of the period. Fair Value measurements are highly sensitive to changes in these inputs and significant changes in these inputs could result in a significantly higher or lower fair value.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, investments, accounts payable, accrued expenses, capital lease obligations and notes payable approximate their recorded values due to their short-term maturities.

The following table sets forth the Level 3 liability at March 31, 2022, which is recorded on the balance sheet at fair value on a recurring basis. As required, this liability is classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2021	—	—	$6,037,945
Contingent Shares issued pursuant to the Acquisition Agreement	—	—	(798,000)
Fair value adjustment	—	—	5,070,891
Contingent Consideration Liability at March 31, 2022	—	—	$10,310,836

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	March 31, 2022	June 30, 2021
Lab Equipment and Instruments	4-7	$583,421	$583,421
Leasehold Improvements	10	224,629	224,629
Furniture, Fixtures and Equipment	4-7	177,131	171,975
Total		985,181	980,025
Less Accumulated Depreciation		(344,448)	(260,661)
Net Property and Equipment		$640,733	$719,364

Depreciation expense amounted to $27,990, and $83,787 for the three and nine months ended March 31, 2022, respectively, and $26,814 and $80,172 for the three and nine months ended March 31, 2021, respectively.

NOTE 4 —INTANGIBLE ASSETS

At March 31, 2022, and June 30, 2021, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $50,596 and $65,906, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three and nine months ended March 31, 2022, was $3,730 and $11,471, respectively. Amortization expense for the three and nine months ended March 31, 2021, was $4,012 and $11,871, respectively.

At March 31, 2022, and 2021, indefinite life intangible assets consisted of a license agreement classified as In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible asset provides economic benefit, and goodwill.

At March 31, 2022, and June 30, 2021, definite and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2021	Period Change	Effect of Currency Translation	March 31, 2022
Definite Life Intangible Assets
Patents	20 Years	$316,115	$—	$(20,255)	$295,860
Less Accumulated Amortization		(250,209)	(11,471)	16,416	(245,264)
Net Definite-Life Intangible Assets		$65,906	$(11,471)	$(3,839)	$50,596

Indefinite Life Intangible Assets
License Agreement		$154,824,000	—	—	$154,824,000
Goodwill		11,640,000	—	—	11,640,000
Total Indefinite Life Intangible Assets		$166,464,000	—	—	$166,464,000

Expected future amortization expense is as follows:

Year ending June 30,
2022	$873
2023	15,154
2024	15,154
2025	15,154
2026	4,261
Thereafter	—
Total	$50,596

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

Impairment – Following the fourth quarter of each year, management performs its annual test of impairment of intangible assets by performing a quantitative assessment and determines if it is more likely than not that, the fair value of the asset is greater than or equal to the carrying value of the asset. The results of the quantitative assessment supported Management’s conclusion that an impairment adjustment was not required as of June 30, 2021, and no impairment is deemed necessary as of March 31, 2022.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — LEASES

Operating Leases — On November 13, 2017, Enochian entered into a Lease Agreement for a term of five years and two months from November 1, 2017, with Plaza Medical Office Building, LLC, a California limited liability company, as landlord, (the “Landlord”), pursuant to which the Company agreed to lease from the Landlord approximately 2,325 rentable square feet. The base rent increases by 3% each year, and ranges from approximately $8,719 per month for the first year to $10,107 per month for the two months of the sixth year.

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

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have remaining lease terms between 9 months and 65 months. As of March 31, 2022, the weighted-average remaining term is 5.11 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of March 31, 2022, the weighted-average discount rate is 4.01%.

Lease and non-lease components — In certain cases the Company is required to pay for certain additional charges for operating costs, including insurance, maintenance, taxes, and other costs incurred, which are billed based on both usage and as a percentage of the Company’s share of total square footage. The Company determined that these costs are non-lease components, and they are not included in the calculation of the lease liabilities because they are variable. Payments for these variable, non-lease components are considered variable lease costs and are recognized in the period in which the costs are incurred.

Lease expense charged to general and administrative expenses for the three and nine months ended March 31, 2022, amounted to $85,027 and $253,223, respectively. Lease expense charged to general and administrative expenses for the three and nine months ended March 31, 2021, amounted to $77,345 and $255,719, respectively.

Below are the lease commitments for the next 5 years and thereafter:

Year Ending June 30th	Lease Expense
2022	$87,692
2023	298,305
2024	246,004
2025	253,384
2026	260,985
Thereafter	313,836
Less imputed interest	(146,110)
Total	$1,314,096

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

The holder of the Convertible Notes had the right at any time prior to the date that is twelve months from issuance to convert all or any part of the outstanding and unpaid principal and all unpaid interest into shares of the Company’s Common Stock. The conversion price was equal to $12.00 per share of Common Stock. The holder did not exercise the conversion feature that expired on February 6, 2021. The Company evaluated the Convertible Notes in accordance with ASC 470-20 and identified that they each contain an embedded conversion feature that shall not be bifurcated from the host document (i.e., the Convertible Notes) as they are not deemed to be readily convertible into cash. All proceeds received from the issuance have been recognized as a liability on the balance sheet. The Convertible Notes balance as of March 31, 2022, and 2021 was $1,200,000. As of March 31, 2022, and 2021, the Company recorded accrued interest in the amount of $12,030 and $6,000, which is included in accrued expenses for each period. For the three and nine months ended March 31, 2022, the interest expense related to the Convertible Notes amounted to $18,151 and $54,604, respectively.

Note Payable — On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Unsecured Note”) to Paseco APS, a Danish limited company, and an existing stockholder of the Company. The principal amount of the Note was originally payable on November 30, 2021 (the “Maturity Date”) and bears interest at a fixed rate of 6% per annum, computed based on the number of days between the Issuance Date and the Maturity Date, which was prepaid by the Company in full on the Issuance Date through the issuance of 188,485 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $501,370. The Company evaluated the Unsecured Note and PIK interest in accordance with ASC 470-Debt and ASC 835-Interest, respectively. Pursuant to ASC 470-20, proceeds received from the issuance are to be recognized at their relative fair value, thus the liability was shown net of the corresponding discount of $493,192, which is the relative fair value of the shares issued for the PIK interest on the closing date using the effective interest method. The discount of $493,192 is being accreted over the life of the Unsecured Note.

On February 11, 2021, the Company entered into an amendment to the Unsecured Note in the principal amount of $5,000,000 that extends the Maturity Date out to November 30, 2022. All other terms of the Unsecured Note remain the same. The change in Maturity Date required an additional year of interest at the fixed rate of 6% per annum, which was prepaid by the Company in full on the date of the amendment through the issuance of 74,054 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $298,178. For the three and nine months ended March 31, 2022, respectively, discount amortization of $74,274 and $222,822 was charged to interest expense. For the three and nine months ended March 31, 2021, discount amortization of $74,274 and $148,253, respectively was charged to interest expense. The Unsecured Note balance, net of discount at March 31, 2022, was $4,801,936, and is reflected in current liabilities.

Finance Agreement — On November 30, 2021, the Company entered into a premium finance agreement (the “Agreement”) with a principal amount of $666,875 at 3.99% interest per annum. The repayment of the Agreement will be made in nine equal monthly installments of $56,469.

For the three and nine months ended March 31, 2022, the Company recorded total interest expense in the amount of $2,782 and $4,977, respectively. This amount is reflected in other income and expenses.

Total interest expense recorded for the three and nine months ended March 31, 2022, was $95,207 and $278,327, respectively. Interest expense recorded for the three and nine months ended March 31, 2021, was $96,347 and $282,086, respectively.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock —The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. At March 31, 2022, and June 30, 2021, there were zero shares issued and outstanding.

Common Stock —The Company has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. At March 31, 2022, and June 30, 2021, there were 52,798,267 and 52,219,661 shares issued and outstanding, respectively.

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

Our sale of shares of Common Stock to Lincoln Park pursuant to the Purchase Agreement is limited to 12,016,457 shares of Common Stock, representing 19.99% of the shares of the Common Stock outstanding on the date of the Purchase Agreement unless (i) stockholder approval is obtained, (ii) the average price of all applicable sales to Lincoln Park under the Purchase Agreement equals or exceeds the lesser of (A) the closing price of the Common Stock on the Nasdaq Capital Market immediately preceding the date of the Purchase Agreement or (B) the average of the closing prices on the Nasdaq Capital Market for the five Business Days immediately preceding the date of the Purchase Agreement or (iii) to the extent it would cause Lincoln Park to beneficially own more than 9.99% of the Company’s outstanding shares of Common Stock at any given time.

In consideration for entering into the Purchase Agreement, we issued 139,567 shares of Common Stock to Lincoln Park as a commitment fee on July 21, 2020.

During the three and nine months ended March 31, 2022, we issued 60,000 and 337,340 shares of Common Stock to Lincoln Park under the Purchase Agreement for a purchase price of $451,700 and $3,500,039, respectively. At March 31, 2022, an amount of $15,278,611 remained available under the Purchase Agreement.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Common Stock Issuances — In the three and nine months ended March 31, 2022, there were 165,000 and 578,606 shares of Common Stock issued, respectively. In the three and nine months ended March 31, 2021, there were 1,032,732 and 1,298,543 shares of Common Stock issued, respectively.

Acquisition of Enochian Biopharma Inc. / Contingently issuable shares — On February 16, 2018, the Acquisition was completed when the subsidiary merged with and into Enochian Biopharma, with Enochian Biopharma as the surviving corporation. As consideration for the Acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive contingent shares pro rata upon the exercise or conversion of warrants, which were outstanding at closing. At March 31, 2022, 1,250,000 contingent shares are issuable in connection with the Acquisition of Enochian Biopharma.

Acquisition of Enochian Denmark — At March 31, 2022, and June 30, 2021, the Company maintained a reserve of 17,414 shares of Common Stock of the Registrant held in escrow according to Danish law (the “Escrow Shares”), all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Enochian Denmark held by non-consenting shareholders of Enochian Denmark on both March 31, 2022, and June 30, 2021, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. There have been 167,639 shares of Common Stock issued to non-consenting shareholders of Enochian Denmark as of March 31, 2022. During the three and nine months ended March 31, 2022, the Company issued zero shares of Common Stock to such non-consenting shareholders of Enochian Denmark. There is no impact on outstanding shares as these shares are reflected as issued and outstanding.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Enochian Biosciences Inc.
Expected term (in years)	5.0 – 6.5
Volatility	82.29%-90.21%
Risk free interest rate	0.77%-1.87%
Dividend yield	0%

The Company recognized stock-based compensation expense related to the options of $577,676 and $5,348,943 for the three and nine months ended March 31, 2022, respectively. The Company recognized stock-based compensation expense related to the options of $499,428 and $1,184,975 for the three and nine months ended March 31, 2021, respectively. At March 31, 2022, the Company had approximately $7,184,117 of unrecognized compensation cost related to non-vested options.

Plan Options

On February 6, 2014, the Board adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), and the Company had reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the 2014 Plan.

On October 30, 2019, the Board approved and on October 31, 2019, the Company’s shareholders adopted Enochian’s 2019 Equity Incentive Plan (the “2019 Plan”), which replaced the 2014 Plan. The 2019 Plan authorized options to be awarded to not exceed the sum of (1) 6,000,000 new shares of Common Stock, and (2) the number of shares of Common Stock available for the grant of awards as of the effective date under the 2014 Plan that, after the effective date of the 2019 Plan, expires, or is terminated, surrendered, or forfeited for any reason without issuance of shares. The remaining shares of Common Stock available for grant related to the 2014 Plan was 655,769 as of the effective date; this amount along with the new 6,000,000 shares totals 6,655,769 shares of Common Stock that were available to grant immediately after the effective date of the 2019 Plan.

Pursuant to the 2019 Plan, the Company granted options to purchase 11,900 and 3,142,100 shares of Common Stock to employees with a three-year vesting period during the three and nine months ended March 31, 2022, respectively. For the three and nine months ended March 31, 2021, the Company granted options to purchase zero and 9,201 shares of Common Stock to employees with a three-year vesting period.

During the three and nine months ended March 31, 2022, the Company granted options to purchase 65,000 shares of Common stock to employees with a one-year vesting period. For the three and nine months ended March 31, 2021, the Company granted options to purchase zero shares of Common Stock to employees with a one-year vesting period.

During the three and nine months ended March 31, 2022, the Company granted options to purchase 23,314 and 86,776 shares of Common stock, respectively, to the Board of Directors and Scientific Advisory Board Members with a one-year vesting period. For the three and nine months ended March 31, 2021, the Company granted annual options to purchase 52,500 and 140,131 shares of Common Stock, respectively to members of the Board of Directors and Scientific Advisory Board with a one-year vesting period.

The Company issued options for consulting services to purchase zero and 21,979 shares of Common Stock with immediate vesting, issued options to purchase zero and 24,500 shares of Common Stock with a one-year vesting period, and issued options to purchase zero and 60,000 shares of Common Stock with a three-year vesting period during the three and nine months ended March 31, 2022, respectively.

All of the above options are exercisable at the market price of the Company’s Common Stock on the date of the grant.

To date the Company has granted options under the Plan (“Plan Options”) to purchase 4,729,508 shares of Common Stock.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the Plan Options outstanding at March 31, 2022, is presented below:

Options Outstanding					Options Exercisable
	Exercise Price Ranges	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$2.00–4.50	279,143	8.44	$3.23	255,637	8.40	$3.24
	$4.51–6.50	3,545,722	8.97	$4.80	471,998	6.85	$6.17
	$6.51–8.00	876,242	8.59	$7.98	556,094	7.96	$7.93
Total		4,701,108	8.86	$5.30	1,283,729	7.64	$6.35

A summary of the status of the Plan Options at March 31, 2022, and changes since July 1, 2021, are presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	1,329,153	$6.24	8.42	$511,239
Granted	3,400,355	$4.93	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Expired	(28,400)	$2.15	—	$—
Outstanding at end of period	4,701,108	$5.30	8.86	$9,808,104
Exercisable at end of period	1,283,729	$6.35	7.64	$1,153,019

At March 31, 2022, the Company had 1,283,729 exercisable Plan Options outstanding. The total intrinsic value of options exercisable at March 31, 2022, was $1,153,019. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2022 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the warrants outstanding at March 31, 2022, and changes since July 1, 2021, are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period	1,350,000	$1.30	1.02
Granted	—	$—	—
Exercised	(100,000)	$1.30	—
Cancelled/Expired	—	$—	—
Outstanding and exercisable at end of period	1,250,000	$1.30	.28

		Underlying Warrants Outstanding		Equivalent Shares Exercisable
Exercise Prices	Equivalent Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.30	1,250,000.28		$1.30	1,250,000	$1.30

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

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — STOCKHOLDERS’ EQUITY (Continued)

Restricted Stock Units (RSUs)

The Company recognized stock-based compensation expense related to RSUs of $228 and $258,559 for the three and nine months ended March 31, 2022, respectively. The Company recognized stock-based compensation expense related to the RSUs of $147,000 for the three and nine months ended March 31, 2021, respectively.

A summary of the status of Restricted Stock Units outstanding at March 31, 2022, and changes since July 1, 2021, is presented below:

	Shares	Weighted Average Issuance Price	Weighted Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	5,000	$6.15	$.02	$—
Granted	36,266	—	—	—
Exercised	(41,266)	—	—	—
Cancelled/Expired	—	—	—	—
Outstanding at end of period	—	$—	$—	$—

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — COMMITMENTS AND CONTINGENCIES

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, and amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments and will continue until the services are no longer rendered or the agreement is terminated. For the three and nine months ended March 31, 2022, $75,000 and $225,000, respectively, was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement. For the three and nine months ended March 31, 2021, $75,000 and 200,000, respectively, was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement.

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

The HBV License Agreement contains customary representations, warranties, and covenants of the parties with respect to the development of the Treatment and the HBV License. G-Tech and SRI are each controlled by certain members of Weird Science, LLC, a shareholder of the Company.

The cash funding for research costs pursuant to the HBV License consists of monthly payments amounting to $144,500 that cover scientific staffing resources to complete the project, as well as periodic payments for materials and equipment needed to complete the project. For the three and nine months ended March 31, 2022, the Company paid a total of $144,500 and $1,011,500, respectively for scientific staffing resources. During the three and nine months ended March 31, 2022, the Company paid zero and $1,500,000, respectively, for the milestone completion of a Pre-Investigational New Drug (IND) process following receipt of written comments in accordance with the HBV License. During the three and nine months ended March 31, 2021, respectively the Company paid $433,500 for scientific staffing resources, and $275,000 and $675,000, respectively, for costs related to research studies pursuant to the HBV License.

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

The License Agreement provides for cooperation related to the development of intellectual property related to the Prevention and Treatment and for a 3% royalty to G-Tech on any net sales that may occur under the License Agreement. For the three and nine months ended March 31, 2022, the Company paid zero and $150,000, respectively, related to the Prevention and Treatment research.

G-Tech is controlled by Dr. Serhat Gümrükcü and Anderson Wittekind, shareholders of the Company, and SRI is controlled by Dr. Serhat Gümrükcü. G-Tech and SRI are each controlled by certain members of Weird Science, LLC, a shareholder of the Company.

On August 25, 2021, the Company entered into an ALC Patent License and Research Funding Agreement in the HIV Field (the “ALC License Agreement”) with Dr. Gümrükcü and SRI whereby Dr. Gümrükcü granted the Company an exclusive, worldwide, perpetual, fully paid-up, royalty-free license, with the right to sublicense, his proprietary technology subject to a U.S. patent application, to make, use, offer to sell, sell or import products for use solely for the prevention, treatment, amelioration of or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans; provided Dr. Gümrükcü retained the right to conduct HIV research in the field. Pursuant to the ALC License Agreement, the Company granted a non-exclusive license back to Dr. Gümrükcü and SRI, under any patents or other intellectual property owned or controlled by the Company, to the extent arising from the ALC License, to make, use, offer to sell, sell or import products for use in the diagnosis, prevention, treatment, amelioration or therapy of any (i) HIV Comorbidities and (ii) any other diseases or conditions outside the HIV Field. The Company made an initial payment to SRI of $600,000 and agreed to fund future HIV research conducted by Dr. Gümrükcü and SRI, as mutually agreed to by the parties. On September 10, 2021, pursuant to the ALC License Agreement, the Company paid the initial payment of $600,000.

Shares held for non-consenting shareholders – The 17,414 remaining shares of Common Stock related to the Acquisition of Enochian Denmark have been reflected as issued and outstanding in the accompanying financial statements. There were zero shares of Common Stock issued to such non-consenting shareholders during the three and nine months ended March 31, 2022 (see Note 7.)

Service Agreements – The Company has a consulting agreement for services of a Senior Medical Advisor for up to $210,000 per year on a part-time basis.

Contingencies – The Company is from time to time involved in routine legal and administrative proceedings and claims of various types. While any proceeding or claim contains an element of uncertainty, management does not expect a material impact on our results of operations or financial position from such proceedings or claims.

NOTE 9 — RELATED PARTY TRANSACTIONS

The Company paid G-Tech $354,500 and $3,891,500, which included payments for consulting agreements related to HIV, contractual costs related to the HBV License and the Development License (See Note 8), and security expenses, for the three and nine months ended March 31, 2022, respectively.

NOTE 10 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company performed a review of events subsequent to the balance sheet date through the date of this report and determined that there were no such events requiring recognition or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of Enochian Biosciences Inc. (“Enochian,” and together with its subsidiaries, the “Company”, “we” or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on September 24, 2021. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of the business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Our Business

We are a pre-clinical stage biotechnology company committed to using our genetically modified cell, gene, and immune therapy technologies to potentially prevent or cure HIV, HBV, influenza, SARS-CoV-1 and -2, and coronavirus infections, as well as to provide potentially long-term or life-long cancer remission in some of the deadliest cancers.

Over the past several years, we have expanded the pipeline from a single potential cure for HIV (autologous transplantation with gene-modified cells; ENOB-HV-01) to three additional potential cures for HIV, a potential cure for Hepatitis B Virus (HBV), potential inhaled treatment and prophylaxis/prevention of all variants of SARS-CoV-1 and -2 (the cause of the COVID-19 pandemic) and potentially other coronaviruses, and potential cures for many solid tumors, beginning with pancreatic cancer.

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

Allogeneic Cell Therapy

The human immune system is designed to recognize “self” and destroy “otherness” or “non-self,” such as bacteria, viruses and cancer cells.

Alloreactivity (reacting against another person’s cells) is the most powerful response the immune system generates. Several of our technologies take advantage of the alloreactivity to hyper stimulate a person’s immune response to better attack a chronic infection (e.g., HIV) or solid tumors. In certain treatments (e.g., HIV and cancer), cells taken from healthy donors are sometimes genetically modified to further boost the immune system to seek and kill diseases.

In addition to those platforms, we have an innovative approach to remove cells from a person living with HIV and genetically modify them so they cannot be infected with HIV. The unique innovation is an additional genetic alteration to increase the ability of those cells to survive and expand when they are given back to the same person (autologous transplantation).

Respiratory Diseases

In April 2021, we acquired the exclusive license to a potential pan-SARS-Cornavirus-1 and-2 (SARS-CoV) and pan-Influenza inhaled treatment and prophylaxis.

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

A vector combining the SARS-CoV, and Influenza Hijack RNA has been designed.

A leading scientist and public health expert serve on our Scientific Advisory Board focused on respiratory diseases.

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

There have been several efforts to cure HIV by re-engineering a person’s own T-cells so that these cells no longer express a special protein (C-C chemokine co-receptor type 5 or CCR5), which HIV uses to gain entry to them. A naturally occurring mutation that blocks expression of CCR5 on T cells occurs in ~1% of persons living in or from Northern Europe with no known adverse effects. The “Berlin patient,” and more recently the “London patient” were HIV-positive persons who developed cancer and were treated with a bone marrow transplant with cells donated from persons with this naturally occurring mutation of CCR5. The Berlin and London patients seem to have been effectively cured from HIV providing proof-of-concept that HIV can be cured. However, because the transplanted cells come from another person, such transplants carry high risk and can result in death in a significant proportion of patients. Given the success with these two patients, several researchers and companies have attempted to replicate this experience by genetically modifying T cells of HIV-positive patients to render them unable to be infected by HIV and then returning them to the patient. Because the transplanted cells are from the same person, the risks to the patient are much lower. The uptake, or engraftment of the modified T cells, however, has not been optimal, leading to failure to achieve a cure. In addition, the transplant pre-treatment that has been used is bone marrow-destroying chemotherapy, which wipes out the patient’s immune system and can have long-term side effects including the risk of developing cancer.

ENOB-HV-01 is a novel, proprietary approach with the potential to overcome the failures of recent efforts to develop a cure for HIV. The intervention provides gene-modified T cells with a competitive advantage over non-modified cells in the HIV-positive person, with the potential to significantly increase engraftment; and avoid the need for chemotherapy that substantially depletes the bone marrow and could potentially be given as an outpatient treatment. The Company met with the FDA INTERACT team on June 2, 2020. INTERACT is the first available FDA interaction and is a key step in the process towards a potential Investigational New Drug Application (IND) to study First-in-Human products potentially leading to marketing authorization via Biologics License Application (BLA). The FDA Center for Biologics Evaluation and Research (CBER) has numerous INTERACT requests and grants meetings that are deemed appropriate for this early FDA engagement. The Enochian BioSciences management team considered the meeting to be successful with strong alignment between Enochian BioSciences’ approach to developing ENOB-HV-01 and the comments of the FDA reviewers.

Initial scientific findings from a mouse study on the ENOB-HV-01 approach were presented at the annual ASCGT conference in May 2020.

We are also developing ENOB-HV-12 that will utilize a novel cellular- and immunotherapy approach that could potentially provide both preventative and therapeutic vaccines for HIV. A non-human primate study is in process. Preliminary results could potentially be available by the latter part of 2022.

Our co-founder and inventor, Dr. Serhat Gümrükcü, who is also the Director of Seraph Research Institute (SRI), submitted a Pre-IND for ENOB-HV-21, an innovative treatment of Natural Killer (NK) and Gamma Delta T-Cells (GDT) collected from another person. It is believed that the GDT cells, a small subset of immune cells that can be infected with HIV, could be a key factor in controlling the virus. The initial scientific findings were presented during the ASCGT Conference in May 2021. Enochian BioSciences has an exclusive license to use the underlying patent to develop HV-21 for the prevention, treatment, and/or amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans.

On October 18, 2021, the Company announced that FDA comments on an investigator-initiated Pre-IND were, from Management’s perspective, insightful and helpful with an investigator-initiated IND submission possible in the near-term with the potential for human trial enrollment to begin in the near to medium term in 2022.

We are in the development phase of additional product candidates related to our HIV pipeline. ENOB-HV-31, which is in vivo gene therapy, and ENOB-HV-32, which is a peptide drug for packaging and distribution.

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

On July 27, 2020, Enochian BioSciences announced the creation of an HBV Scientific Advisory Board comprised of distinguished leaders in HBV disease, treatment, and cure. On August 23, 2021, we announced the addition of a third leading expert with substantial experience in HBV clinical trials.

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

In March 2022, Enochian announced a profit-sharing partnership with Caring Cross to use ENOB-HV-01’s “special sauce” to potentially improve the effectiveness and reduce the cost and toxicity of a CAR-T approach to HIV Cure already in clinical trials.

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

Through a collaboration with a leader in the field of pancreatic cancer, our first cancer-related therapeutic target, we are developing the pipeline with in vitro and in vivo proof-of-concept studies to evaluate the potential to induce long-term remission or cure. Results are expected in the second half 2022. If the results are promising, a potential Pre-IND and an IND with potential for enrollment in a clinical trial may begin in 2022.

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

Corporate History

We were incorporated under the laws of the State of Delaware on January 18, 2011, under the name Putnam Hills Corp. and in 2014 we merged with and changed our name to DanDrit Biotech USA, Inc. In 2018, we acquired Enochian Biopharma and changed our name to Enochian BioSciences Inc.

COVID-19

The COVID-19 pandemic continues to evolve, and to date has led to the implementation of various mitigation responses, including government-imposed quarantines, travel restrictions and other public health safety measures, as well as leading to reported adverse impacts on healthcare resources, facilities, and providers across the United States and in other countries. COVID-19 may cause delays in our research activities. To date, it has not materially affected our operations; however, it has caused delays in the conduct of experiments due to limitations of various organizations, in particular those conducting experiments related to COVID-19. There have also been increases in the cost to conduct animal studies due to staffing and other limitations.

The full extent to which the COVID-19 pandemic may impact our business and operations is subject to future developments, which are uncertain and difficult to predict. Further quarantines, shelter-in-place or similar restrictions and other actions taken or imposed by foreign, federal, state, and local governments could adversely impact our or our partners’ clinical, research and development, regulatory and manufacturing operations, or timelines.

We continue to monitor the impact of the COVID-19 pandemic on our business and operations and will seek to adjust our activities as appropriate. In addition, the pandemic could result in significant and prolonged disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect the financial resources available to us.

Results of Operations for the three and nine months ended March 31, 2022, compared to the three and nine months ended March 31, 2021

The following table sets forth our revenues, expenses, and net loss for the three and nine months ended March 31, 2022, and 2021. The financial information below is derived from our unaudited condensed consolidated

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Increase/(Decrease)		March 31,		Increase/(Decrease)
	2022	2021	$	%	2022	2021	$	%
Operating Expenses
General and administrative expenses	2,790,456	1,903,902	886,554	47%	11,169,724	5,551,331	5,618,393	101%
Research and development expenses	1,212,380	1,119,203	93,177	8%	6,605,038	3,574,529	3,030,509	85%
Depreciation and amortization	31,720	30,825	895	3%	95,258	92,043	3,215	3%
Total Operating Expense	$4,034,556	$3,053,930	$980,626	32%	$17,870,020	$9,217,903	$8,652,117	94%
LOSS FROM OPERATIONS	$(4,034,556)	$(3,053,930)	$(980,626)	32%	$(17,870,020)	$(9,217,903)	$(8,652,117)	94%
Other Income (Expense)
Change in fair value of contingent consideration	(2,078,994)	(882,498)	(1,196,496)	136%	(5,070,891)	38,313	(5,109,204)	(13,335)%
Interest expense	(95,207)	(96,347)	1,140	(1)%	(278,327)	(282,086)	3,759	(1)%
Gain (Loss) on currency transactions	—	(221)	221	100%	9	(32,510)	32,519	100%
Interest income	7,291	1,437	5,854	407%	22,888	8,809	14,079	160%
Total Other (expense) income	(2,166,909)	(977,629)	(1,189,280)	122%	(5,326,321)	(267,474)	(5,058,847)	1,891%
Loss Before Income Taxes	$(6,201,465)	$(4,031,559)	$(2,169,906)	54%	$(23,196,341)	$(9,485,377)	$(13,710,964)	145%
Income Tax Benefit	$—	$849	$(849)	(100)%	$(34)	$124,801	$(124,835)	(100)%
NET LOSS	$(6,201,465)	$(4,030,710)	$(2,170,755)	54%	$(23,196,375)	$(9,360,576)	$(13,835,799)	148%

Revenues

We are a pre-revenue, pre-clinical biotechnology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the three months ended March 31, 2022, and March 31, 2021, were $4,034,556 and $3,053,930 respectively, representing an increase of $980,626, or approximately 32%. The increase in operating expenses primarily relates to an increase in general and administrative expenses of $886,554.

Our operating expenses for the nine months ended March 31, 2022, and March 31, 2021, were $17,870,020 and $9,217,903, respectively, representing an increase of $8,652,117 or approximately 94%. The change is primarily related to the increase in general and administrative expenses of $5,618,393, and an increase in R&D expenses of $3,030,509.

General and administrative expenses for the three months ended March 31, 2022, and March 31, 2021, were $2,790,456 and $1,903,902, respectively, representing an increase of $886,554 or approximately 47%. The variance is related to an increase in compensation and related expenses of $269,688, an increase in legal expenses of $215,625, an increase in recruiting expenses of $133,007, an increase in stock-based compensation of $78,248, and a net aggregate of immaterial increase variances of $189,985.

General and administrative expenses for the nine months ended March 31, 2022, and March 31, 2021, were $11,169,724 and $5,551,331, respectively, representing an increase of $5,618,393 or approximately 101%. The largest contributors to the increase in general and administrative expenses were the increases in stock-based compensation of $4,163,968, officer compensation of $558,770, salaries expense and related costs of $395,298, and recruiting expenses of $250,240, and a net aggregate of immaterial increases of $250,118.

Research and development expenses for the three months ended March 31, 2022, and March 31, 2021, were $1,212,380 and $1,119,203, respectively, representing an increase of $93,177 or approximately 8%. The variance is primarily driven by $74,470 in costs related to CV-01 and HV-12, and an increase of $56,000 in collaborating partner expenses, partially offset by a net aggregate of immaterial decreases of $37,293.

Research and development expenses for the nine months ended March 31, 2022, and March 31, 2021, were $6,605,038 and $3,574,529, respectively, representing an increase of $3,030,509 or approximately 85%. The largest contributors to the increase in research and development expenses were the increases in license costs related to ENOB HB-01 of $1,500,000 for achievement of a milestone, costs incurred for ENOB HV-21 of $600,000, newly incurred costs with CDMO and CRO partners totaling $1,447,939 and, new COVID license payments of $150,000, partially offset by HBV costs and oncology costs that were incurred in the prior period for a total of $785,000 that was not incurred in the current period.

The Company recorded other expense of $2,166,909 for three months ended March 31, 2022, compared to other expense of $977,629 for the three months ended March 31, 2021, representing an increase in other expense of $1,189,280 or 122%. The variance is primarily due to the change in fair value of the contingent consideration liability expense of $1,196,496.

The Company recorded other expense of $5,326,321 for the nine months ended March 31, 2022, compared to other expense of $267,474 for the nine months ended March 31, 2021, representing an increase in other expense of $5,058,847 or 1,891%. The variance is primarily due to the change in fair value of the contingent consideration liability expense of $5,109,204.

Net Loss

Net loss for the three months ended March 31, 2022, and 2021, was $6,201,465 and $4,030,710, respectively, representing an increase in loss of $2,170,755 or approximately 54%. The increase in net loss was primarily due to an increase in general and administrative expenses of $886,554, an increase in research and development expenses of $93,177, and an increase in expense related to the change in fair value of contingent consideration of $1,196,496.

Net loss for the nine months ended March 31, 2022, and 2021, was $23,196,375 and $9,360,576, respectively, representing an increase in loss of $13,835,799 or approximately 148%. The increase in net loss was primarily due to the increase in general and administrative expenses of $5,618,393, an increase in research and development costs of $3,030,509, and an increase in expense related to the change in fair value of contingent consideration of $5,109,204.

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

At this time, we believe we have sufficient liquidity and access to committed funds to fund our operations for the next twelve months. We may need additional funds for (a) the purchase of equipment, (b) increases in personnel, and (c) research and development, specifically to advance towards an Investigational New Drug Application (IND) following Pre-IND readouts from the FDA for ENOB-CV-01, ENOB-HB-01, ENOB-HV-01, and ENOB-HV-21. We will also require additional funding to continue our research and development of ENOB-HV-11/12, ENOB-DC-11, ENOB-FL-01 and -11 and ENOB-CV-11, to fund the Coronavirus and Influenza Indications License Agreement in furtherance of treatment related to all coronaviruses, and for possible future strategic acquisitions of businesses, products, or technologies complementary to our business. If additional funds are required, we may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of March 31, 2022, the Company had $11,150,917 in cash and working capital of $4,184,007 as compared to $20,664,410 in cash and working capital of $19,013,100 as of June 30, 2021, a decrease of 46% and 78%, respectively.

Assets

Total assets at March 31, 2022, were $180,100,613 compared to $189,605,225 as of June 30, 2021. The decrease in total assets was primarily due to the decrease in cash of $9,513,493. The change in cash is primarily attributed to $6,605,038 in research and development costs related to the HBV license agreement, costs related to ENOB-CV-01 for related CDMO and CRO costs, and ENOB-HV-21 studies along with approximately $5,820,781 in general and administrative expenses, net of non-cash items, partially offset by an increase in funding totaling $3,630,039 related to drawdowns from the LPC equity line and warrants exercised during the period.

Liabilities

Total liabilities at March 31, 2022, were $18,857,916 compared to $14,942,286 as of June 30, 2021. The increase in total liabilities was primarily related to an increase of $4,272,891 in the contingent consideration liability as a result of mark-to-market adjustment, an increase in other current liabilities of $187,106 related to a financing arrangement for a new insurance policy and an increase in accounts payable of $166,457 due to timing, partially offset by the reduction in accrued expenses of $715,999.

The following is a summary of the Company’s cash flows (used by) or provided by operating, investing, and financing activities:

	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021
Net Cash (Used in) Operating Activities	$(12,681,849)	$(7,582,676)
Net Cash (Used in) Investing Activities	(5,156)	(10,721)
Net Cash Provided by Financing Activities	3,180,274	3,398,599
Effect of exchange rates on cash	(6,762)	24,721
Change in Cash and Cash Equivalents	$(9,153,493)	$(4,170,077)

Cash Flows

Cash used in operating activities for the nine months ended March 31, 2022, and 2021 was ($12,681,849) and ($7,582,676), respectively. Cash used in operating activities during the current period included $6,605,038 in research and development costs related to the HBV license agreement, costs related to ENOB-CV-01 for related CDMO and CRO costs, and ENOB-HV-21 studies along with approximately $5,820,781 in general and administrative expenses, net of non-cash items.

Cash provided by financing activities for the nine months ended March 31, 2022, was $3,180,274 as compared to cash provided by financing activities of $3,398,599 during the nine months ended March 31, 2021. During the nine months ended March 31, 2022, the Company received financing from the drawdown of its LPC equity line of $3,500,039 and the exercise of warrants held by shareholders of $130,000.

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

For a summary of our accounting policies, see Note 1 to the unaudited condensed consolidated financial statements.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company and used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiency is attributed to the fact that the Company does not have an adequate number of persons to whom it can segregate accounting tasks within the Company so as to ensure the segregation of duties between those persons who approve and issue payment from those persons who are responsible to record and reconcile such transactions within the Company’s accounting system. This control deficiency will be monitored, and attention will be given to this matter as we increase our personnel.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed above. We expect to be deficient in our disclosure controls and procedures until sufficient capital is available to hire the appropriate internal accounting staff.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2022, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

There are presently no material pending legal proceedings other than in the ordinary course of business to which the Company or any of its subsidiaries, is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

Risk factors that may affect our business and financial results are discussed within Item 1A ”Risk Factors” of our annual report for the fiscal year ended June 30, 2021, on Form 10-K (“2021 Form 10-K”) filed with the SEC on September 24, 2021. There have been no material changes to the disclosures relating to this item from those set forth in our 2021 Form 10-K.

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

Date: May 12, 2022	ENOCHIAN BIOSCIENCES INC.

	By:	/s/ Mark Dybul
Mark Dybul
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)