Form 10-Q
period 2022-09-30
Enochian Biosciences Inc
filed 2023-03-07
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 7, 2023, the number of shares of the registrant’s common stock outstanding was 55,705,521.

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

The results for the periods ended September 30, 2022, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission on February 27, 2023.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,971,918	$9,172,142
Prepaids and other assets	160,629	392,996
Total Current Assets	8,132,547	9,565,138

Property and equipment, net	559,621	586,536

OTHER ASSETS:
Definite life intangible assets, net	39,953	44,268
Indefinite life intangible assets, net	61,571,000	61,571,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	65,285	68,635
Operating lease right-of-use assets	1,062,150	1,157,086
Total Other Assets	74,378,388	74,480,989

TOTAL ASSETS	$83,070,556	$84,632,663

LIABILITIES
CURRENT LIABILITIES:
Accounts payable – trade	$4,682,745	$1,401,867
Accrued expenses	1,042,242	1,031,462
Contingent consideration liability	—	2,343,318
Other current liabilities	35,540	220,685
Convertible notes payable	1,200,000	1,200,000
Current portion of operating lease liabilities	198,557	253,636
Total Current Liabilities	7,159,084	6,450,968

NON-CURRENT LIABILITIES:

Notes payable, net	4,651,769	4,577,148
Operating lease liabilities, net of current portion	934,861	985,699
Total Non-Current Liabilities	5,586,630	5,562,847
Total Liabilities	12,745,714	12,013,815

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 100,000,000 shares authorized, 55,507,082 shares issued and outstanding at September 30, 2022, and 53,007,082 shares issued and outstanding at June 30, 2022	5,552	5,302
Additional paid-in capital	282,402,437	276,989,179
Accumulated deficit	(212,044,957)	(204,345,197)
Accumulated other comprehensive loss	(38,190)	(30,436)
Total Stockholders’ Equity	70,324,842	72,618,848

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,070,556	$84,632,663

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2022	2021

Operating Expenses
General and administrative	$4,556,840	$4,417,505
Research and development	2,605,375	3,055,435
Depreciation and amortization	28,401	31,733
Total Operating Expenses	7,190,616	7,504,673

LOSS FROM OPERATIONS	(7,190,616)	(7,504,673)

Other Income (Expenses)
Loss on extinguishment of contingent consideration liability	(419,182)	—
Change in fair value of contingent consideration	—	(2,824,642)
Interest expense	(95,585)	(89,739)
Gain on currency transactions	—	9
Interest and other income	5,623	7,110
Total Other Income (Expenses)	(509,144)	(2,907,262)

Loss Before Income Taxes	(7,699,760)	(10,411,935)

Income Tax (Expense) Benefit	—	(34)

NET LOSS	$(7,699,760)	$(10,411,969)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.14)	$(0.20)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	55,099,473	52,219,661

See accompanying notes to the unaudited condensed consolidated financial statements.

3

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2022	2021

Net Loss	$(7,699,760)	$(10,411,969)
Other Comprehensive Loss

Foreign Currency Translation, net of taxes	(7,754)	(3,993)

Comprehensive Loss	$(7,707,514)	$(10,415,962)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2022	53,007,082	$5,302	$276,989,179	$(204,345,197)	$(30,436)	$72,618,848
Stock issued pursuant to warrants exercised	1,250,000	125	1,624,875			1,625,000
Shares issued for Earn-out	1,250,000	125	2,762,375			2,762,500
Stock-based Compensation	—	—	1,026,008	—	—	1,026,008
Net Loss	—	—	—	(7,699,760)	—	(7,699,760)
Foreign Currency Translation Adjustment	—	—	—	—	(7,754)	(7,754)
September 30, 2022	55,507,082	$5,552	$282,402,437	$(212,044,957)	$(38,190)	$70,324,842

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2021	52,219,661	$5,222	$265,580,356	$(90,911,805)	$(10,834)	$174,662,939
Stock-based Compensation	—	—	2,727,975	—	—	2,727,975
Net Loss	—	—	—	(10,411,969)	—	(10,411,969)
Foreign Currency Translation Adjustment	—	—	—	—	(3,993)	(3,993)
September 30, 2021	52,219,661	$5,222	$268,308,331	$(101,323,774)	$(14,827)	$166,974,952

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,699,760)	$(10,411,969)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	28,401	31,733
Loss on extinguishment of contingent consideration liability	419,182	—
Change in contingent consideration liability	—	2,824,642
Stock based compensation expense	1,026,008	2,727,975
Amortization of discount of notes payable	74,621	74,274
Changes in assets and liabilities:
Other receivables	(3,988)	1,640
Prepaid expenses/deposits	239,703	157,799
Accounts payable	3,280,877	227,306
Accrued expenses	10,783	(817,554)
Other current liabilities	(185,145)	(90,602)
Operating leases, net	(10,981)	(1,931)
NET CASH USED IN OPERATING ACTIVITIES	(2,820,299)	(5,276,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,156)
NET CASH USED IN INVESTING ACTIVITIES	—	(5,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	1,625,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,625,000	—

Effect of exchange rates on cash	(4,925)	(5,517)

NET CHANGE IN CASH	(1,200,224)	(5,287,360)

CASH, BEGINNING OF PERIOD	9,172,142	20,664,410

CASH, END OF PERIOD	$7,971,918	$15,377,050

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$30,332	$36,462
Income Taxes	$—	$34

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Common shares issued for contingent earn out liability	$2,762,500	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Enochian Biosciences Inc., (“Enochian,” or “Registrant”, and together with its subsidiaries, the “Company”, “we” or “us”) engages in the research and development of pharmaceutical and biological products for the treatment of Cancer, HIV, and HBV with the intent to manufacture said products.

Going Concern - These financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred substantial recurring losses from continuing operations and has an accumulated deficit of $212,044,957 as of September 30, 2022. The continuation of the Company as a going concern is dependent upon (i) its ability to successfully obtain FDA approval of its product candidates, (ii) its ability to obtain any necessary debt and/or equity financing, and (iii) its ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation – The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2022, and 2021 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2022, audited financial statements. The results of operations for the periods ended September 30, 2022, and 2021 are not necessarily indicative of the operating results for the full year.

Consolidation – For the three months ended September 30, 2022, and 2021, the condensed consolidated financial statements include the accounts and operations of the Registrant and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

Reclassification – Certain amounts in the prior period financial statements, have been reclassified to conform to the current presentation. For the three months ended September 2021, we reclassified lab expenses of $49,192, from general and administrative expenses to research and development expenses.

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

Functional Currency & Foreign Currency Translation – The functional currency of Enochian Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended September 30, 2022, and 2021. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured amounts at September 30, 2022, and June 30, 2022, of $7,622,223 and $8,805,495, respectively.

Property and Equipment – Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized and depreciated upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from four to ten years (see Note 4.)

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

Impairment of Goodwill and Indefinite Lived Intangible Assets – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess. The annual fair value analysis performed on goodwill supported that goodwill was not impaired as of June 30, 2022, and no additional impairment is deemed necessary as of September 30, 2022 (see Note 5.)

For indefinite-lived intangible assets, such as licenses acquired as an IPR&D asset, on an annual basis we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. For the year ended June 30, 2022, the carrying value of the licenses acquired as an IPR&D asset exceeded its fair value. Therefore, the Company recorded an impairment loss of $93,253,000 during the year ended June 30, 2022. No impairment is deemed necessary as of September 30, 2022 (see Note 5.)

The carrying value of IPR&D and goodwill at September 30, 2022, were $61,571,000 and $11,640,000, respectively.

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

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance, insurance, and taxes, which vary based on future outcomes, and thus are recognized in general and administrative expenses when incurred (see Note 6.)

Research and Development Expenses – The Company expenses research and development costs incurred in formulating, improving, validating, and creating alternative or modified processes related to and expanding the use of the Oncology, HIV and HBV therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for Oncology, HIV and HBV. Research and development expenses for the three months ended September 30, 2022 and 2021, amounted to $2,605,375, and $3,055,435, respectively.

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes”, which requires an asset and liability approach for accounting for income taxes.

Loss Per Share – The Company calculates earnings/ (loss) per share in accordance with FASB ASC Topic 260, “Earnings Per Share”. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three months ended September 30, 2022, and 2021, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 4,495,477 and 7,116,667 potential shares of Common Stock excluded from the Diluted EPS calculation as of September 30, 2022, and September 30, 2021, respectively.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability (see Note 3.)

 Stock Options and Restricted Share Units – The Company has granted stock options, restricted share units (“RSUs”) and warrants. The Company accounts for stock-based awards in accordance with the provisions of FASB ASC Topic 718, “Compensation - Stock Compensation”.

Stock-Based Compensation – The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the required service period, which is generally the vesting period. Stock based compensation costs for the vesting of options and RSUs granted for the three months ended September 30, 2022 and 2021 were $1,026,008 and $2,727,975, respectively (See Note 8.)

Recently Adopted Accounting Pronouncements – Recent accounting pronouncements issued by the FASB do not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of approximately $7,699,760 and $10,411,969 for the quarters ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had cash and cash equivalents of $7,971,918 and an accumulated deficit of $212,044,957. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management intends to raise additional funds for (a) research and development, (b) increases in personnel, and (c) the purchase of equipment, specifically to advance the Company’s potential products through the regulatory process. The Company may raise such funds from time to time through public or private sales of equity or debt securities. Such financing may not be available on acceptable terms, or at all, and the failure to raise capital when needed could materially adversely affect the Company’s growth plans and its financial condition and results of operations.

NOTE 3 — FAIR VALUE MEASUREMENTS – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

●	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no Level 1, 2 or 3 assets, nor any Level 1, 2 or 3 liabilities as of September 30, 2022.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	September 30, 2022	June 30, 2022
Lab Equipment and Instruments	4-7	$546,524	$546,524
Leasehold Improvements	10	224,629	224,629
Furniture, Fixtures and Equipment	4-7	172,861	172,861
Total		944,014	944,014
Less Accumulated Depreciation		(384,393)	(357,478)
Net Property and Equipment		$559,621	$586,536

Depreciation expense amounted to $26,915, and $27,806 for the three months ended September 30, 2022 and 2021, respectively.

NOTE 5 —INTANGIBLE ASSETS

At September 30, 2022, and June 30, 2022, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $39,953 and $44,268, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three months ended September 30, 2022, and September 30, 2021, was $1,486 and $3,927, respectively.

At September 30, 2022, and 2021, indefinite life intangible assets consisted of a license agreement classified as In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible asset provides economic benefit, and goodwill.

At September 30, 2022, and June 30, 2022, definite and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2022	Period Change	Effect of Currency Translation	September 30, 2022
Definite Life Intangible Assets
Patents	20 Years	$279,257	$—	$(18,103)	$261,154
Less Accumulated Amortization		(234,989)	(1,486)	15,274	(221,201)
Net Definite-Life Intangible Assets		$44,268	$(1,486)	$(2,829)	$39,953

Indefinite Life Intangible Assets
License Agreement		$61,571,000	—	—	$61,571,000
Goodwill		11,640,000	—	—	11,640,000
Total Indefinite Life Intangible Assets		$73,211,000	—	—	$73,211,000

Expected future amortization expense is as follows:

Year ending June 30,
2023	$6,752
2024	11,067
2025	11,067
2026	11,067
Total	$39,953

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

Impairment – Following the fourth quarter of each year, management performs its annual test of impairment of intangible assets by performing a quantitative assessment and determines if it is more likely than not that the fair value of the asset is greater than or equal to the carrying value of the asset. The results of the quantitative assessment indicated that the carrying value of the licenses acquired as an IPR&D asset exceeded its fair value, due to the sublicensing of ENOB HV-01, which required a different valuation approach and changes in other factors impacting the fair value of the asset. Therefore, an impairment adjustment of $93,253,000 was recorded in the three months ended June 30, 2022.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — LEASES

Operating Leases — On November 13, 2017, Enochian entered into a Lease Agreement for a term of five years and two months from November 1, 2017, with Plaza Medical Office Building, LLC, a California limited liability company, as landlord, (the “Landlord”) pursuant to which the Company agreed to lease from the Landlord approximately 2,325 rentable square feet. The base rent increased by 3% each year, and ranged from approximately $8,719 per month for the first year to $10,107 per month for the two months of the sixth year. The lease was terminated early without penalties or additional costs as of September 30, 2022, that released an accrual of $70,800 related to leasehold improvements that was not utilized.

On June 19, 2018, Enochian entered into a Lease Agreement for a term of ten years from September 1, 2018, with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet. On February 20, 2019, Enochian entered into an Addendum to the original Lease Agreement with an effective date of December 1, 2019, where it expanded the lease area to include another 1,101 square feet for a total rentable 3,554 square feet. The base rent increases by 3% each year, and ranges from $17,770 per month for the first year to $23,186 per month for the tenth year. The equalized monthly lease payment for the term of the lease is $20,050. Enochian subleased the space as of June 25, 2022 (see subsection below “Sublease Agreement” for details.)

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s lease has a remaining lease term of 59 months. As of September 30, 2022, the weighted-average remaining term is 4.92 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of September 30, 2022, the weighted-average discount rate is 4.03%.

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

Below are the lease commitments for the next 5 years:

Year Ending June 30th	Lease Expense
2023	180,003
2024	246,004
2025	253,384
2026	260,985
2027	313,836
Less imputed interest	(120,794)
Total	$1,133,418

Sublease Agreement

On June 20, 2022, the Company entered into a sublease Agreement with One Health Labs (the “Subtenant”), whereby the Subtenant agreed to lease 3,554 square feet of space currently rented by the Company in Century City Medical Plaza as of June 25, 2022, for a period of 3.5 years with an option to renew for the remaining term of the lease that ends as of June 19, 2028. The base rent is $17,770 per month plus $750 towards utility fees that are part of the original lease agreement and will increase by 3% each year over the term of the sub-lease. The Company received a total of $57,022 on July 1, 2022 after execution of the sublease to cover the first month rent, utility fee and deposit. The first sublease payment began on August 1, 2022.

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

The Company will recognize operating income from the sublease on a straight-line basis in its statements of operations over the lease term.

For the three months ended September 30, 2022, and 2021, the net operating lease expenses were as follows:

	Three Months Ended September 30,
	2022	2021
Operating Lease Expense	$43,930	$84,083
Sublease Income	(53,310)	—
Total Net Lease Expense (Income)	$(9,380)	$84,083

Lease expense (income) charged to general and administrative expenses for the three months ended September 30, 2022, and 2021, amounted to $(9,380) and $84,083, respectively.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — NOTES PAYABLE

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

The holder of the Convertible Notes had the right at any time prior to the date that is twelve months from issuance to convert all or any part of the outstanding and unpaid principal and all unpaid interest into shares of the Company’s Common Stock. The conversion price was equal to $12.00 per share of Common Stock. The Holder did not exercise the conversion feature that expired on February 6, 2021. The Company evaluated the Convertible Notes in accordance with ASC 470-20 and identified that they each contain an embedded conversion feature that shall not be bifurcated from the host document (i.e., the Convertible Notes) as they are not deemed to be readily convertible into cash. All proceeds received from the issuance have been recognized as a liability on the balance sheet. The Convertible Notes balance as of September 30, 2022 and 2021, was $1,200,000.

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

As of September 30, 2022 and 2021, the Company recorded accrued interest in the amount of $12,030 and $6,000, which is included in accrued expenses. For the three months ended September 30, 2022 and 2021, the interest expense related to the Convertible Notes amounted to $18,182 and $18,272 respectively.

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

On February 11, 2021, the Company entered into an amendment to the Promissory Note that extended the Maturity Date to November 30, 2022. All other terms of the Promissory Note remained the same. The change in Maturity Date required an additional year of interest at the fixed rate of 6% per annum, which was prepaid by the Company in full on the date of the amendment through the issuance of 74,054 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $298,178.

On May 17, 2022, the Company entered into a second amendment to the Promissory Note that extended the Maturity Date to November 30, 2023 and increased the interest rate from 6% to 12% per annum. All other terms of the Promissory Note remained the same. The change in Maturity Date required an additional year of interest at the fixed rate of 12% per annum. Pursuant to the amendment, the Company prepaid interest for the period November 30, 2022 until May 30, 2023 on the date of the amendment through the issuance of 47,115 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $299,178. All other accrued interest payable from May 30, 2023 to the Maturity Date shall be payable by the Company on May 30, 2023, at the option of the Holder either (i) in cash or (ii) in non-assessable shares of the Company’s Common Stock, valued at the closing sale price of the Common Stock of the Nasdaq Capital Market on May 30, 2023.

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

For the three months ended September 30, 2022 and 2021, discount amortization of $74,621 and $74,274 was charged to interest expense. The Promissory Note balance, net of discount at September 30, 2022 is $4,651,769.

Finance Agreement — On November 30, 2021, the Company entered into a premium finance agreement (the “Agreement”) with a principal amount of $666,875 at 3.99% interest per annum. The repayment of the Agreement was made in nine equal monthly installments of $56,469. For the three months ended September 30, 2022 and 2021, the Company recorded total interest expense in the amount of $2,782 and $1,267, respectively. This amount is reflected in other income and expenses.

Total interest expense recorded for the three months ended September 30, 2022 and 2021, was $95,585 and $89,739, respectively.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock —The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. At September 30, 2022, and June 30, 2022, there were zero shares issued and outstanding.

Common Stock —The Company has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. At September 30, 2022, and June 30, 2022, there were 55,507,082 and 53,007,082 shares issued and outstanding, respectively.

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

Liquidation Rights — In the event of any liquidation, dissolution or winding up of affairs of the Company, after payment of all debts and liabilities, the holders of Common Stock will be entitled to share ratably in the distribution of any of the remaining assets.

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

During the three months ended September 30, 2022 and 2021, we did not sell any shares of Common Stock to Lincoln Park under the Purchase Agreement. At September 30, 2022, an amount of $14,102,251 remained available under the Purchase Agreement. As of October 17, 2022, we no longer have access to this Purchase Agreement as we are no longer able to use the registration statement on Form S-3 that registered the shares issuable to Lincoln Park under the Purchase Agreement.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

Common Stock Issuances

On July 14, 2022, certain of our warrant holders exercised warrants to purchase 1,250,000 shares of Common Stock for total proceeds to the Company of $1,625,000, with corresponding earn-out distribution of the same number of shares in connection with the acquisition of Enochian BioPharma, Inc., based on the share price on that date of $2.21. This non-cash earn-out distribution impacted stockholders’ equity in the amount of $2,762,500 based on the share price on July 14, 2022 of $2.21. In the three months ended September 30, 2022 and 2021 there were 2,500,000 and zero shares of Common Stock issued, respectively. For the period ending September 30, 2022, the Company recorded a loss on extinguishment of contingent consideration liability of $419,182 which reflects the difference between the fair value of the shares and the contingent consideration liability at the time of issuance. As of September 30, 2022, all outstanding warrants have been exercised and there is no further contingent consideration liability balance remaining as of the end of this period.

Acquisition of Enochian Biopharma Inc. / Contingently issuable shares — On February 16, 2018, the acquisition of Enochian Biopharma was completed. As part of the acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive Contingent Shares of Common Stock pro rata upon the exercise or conversion of warrants, which were outstanding at closing. As of September 30, 2022, no further Contingent Shares are issuable.

Acquisition of Enochian Denmark — At September 30, 2022, and June 30, 2022, the Company maintained a reserve of 17,414 shares of Common Stock of the Registrant held in escrow according to Danish law (the “Escrow Shares”), all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Enochian Denmark held by non-consenting shareholders of Enochian Denmark on both September 30, 2022, and June 30, 2022, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. There have been 167,639 shares of Common Stock issued to non-consenting shareholders of Enochian Denmark as of September 30, 2022. During the three months ended September 30, 2022, the Company issued zero shares of Common Stock to such non-consenting shareholders of Enochian Denmark. There is no impact on outstanding shares as these shares are reflected as issued and outstanding.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows in the three months ended September 30, 2022:

Enochian Biosciences Inc.
Expected term (in years)	5.25 – 5.5
Volatility	86.78% – 88.48%
Risk free interest rate	2.70% – 3.05%
Dividend yield	0%

The Company recognized stock-based compensation expense related to the options of $1,026,008 and $2,727,975 for the three months ended September 30, 2022 and 2021, respectively. At September 30, 2022, the Company had approximately $5,485,468 of unrecognized compensation cost related to non-vested options.

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

Pursuant to the 2019 Plan, the Company granted options to purchase zero and 3,009,300 shares of Common Stock to employees with a three-year vesting period during the three months ended September 30, 2022 and 2021, respectively.

During the three months ended September 30, 2022, the Company granted options to purchase 184,800 shares of Common stock to employees with a six-month vesting period. For the three months ended September 30, 2021, the Company did not grant options to purchase shares of Common Stock to employees with a six-month vesting period.

During the three months ended September 30, 2022, the Company granted options to purchase 73,200 shares of Common stock to employees with a one-year vesting period. For the three months ended September 30, 2021, the Company did not grant options to purchase shares of Common Stock to employees with a one-year vesting period.

During the three months ended September 30, 2022, the Company granted options to purchase 50,958 shares of Common Stock, to the Board of Directors and Scientific Advisory Board Members with a one-year vesting period. For the three months ended September 30, 2021, the Company granted options to purchase 26,735 shares of Common Stock to members of the Board of Directors and Scientific Advisory Board with a one-year vesting period.

During the three months ended September 30, 2022, the Company did not grant options to purchase shares of Common stock for consulting services with immediate vesting. For the three months ended September 30, 2021, the Company granted options to purchase 21,979 shares of Common Stock to consultants with immediate vesting.

During the three months ended September 30, 2022, the Company did not grant options to purchase shares of Common stock for consulting services with a one-year vesting period. For the three months ended September 30, 2021, the Company granted options to purchase 24,500 shares of Common Stock to for consulting services with a one-year vesting period.

All of the above options are exercisable at the market price of the Company’s Common Stock on the date of the grant.

To date the Company has granted options under the 2014 Plan and 2019 Plan (“Plan Options”) to purchase 5,106,000 shares of Common Stock. At September 30, 2022, the Company has 2,679,848 options available to be issued under the Plan.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the Plan Options outstanding at September 30, 2022, is presented below:

Options Outstanding					Options Exercisable
	Exercise Price Ranges	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$2.00–4.50	522,315	8.64	$2.80	217,065	7.08	$3.21
	$4.51–6.50	3,169,769	8.46	$4.83	1,153,876	7.84	$5.26
	$6.51–12.00	803,393	7.95	$8.02	543,067	7.31	$7.92
Total		4,495,477	8.39	$5.16	1,914,007	7.60	$5.78

A summary of the status of the Plan Options at September 30, 2022, and changes since July 1, 2022, are presented below:

	Shares	Weighted Average Exercise Price		Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	4,307,820		$5.37	8.55		$—
Granted	308,958		$2.36		$
Exercised	—	$			$
Forfeited	—	$			$
Expired/Canceled	(121,300)		$5.30		$
Outstanding at end of period	4,495,477		$5.16	8.39		$—
Exercisable at end of period	1,914,007		$5.78	7.60		$—

At September 30, 2022, the Company had 1,914,007 exercisable Plan Options outstanding. The total intrinsic value of options exercisable at September 30, 2022, was zero . Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) and at September 30, 2022 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the warrants outstanding at September 30, 2022, and changes since July 1, 2022, are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period	1,250,000	$1.30	1.02
Granted	—	$—	—
Exercised	(1,250,000)	$1.30	—
Cancelled/Expired	—	$—	—
Outstanding and exercisable at end of period	—	$—	—

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

Restricted Stock Units (RSUs)

The Company recognized stock-based compensation expense related to RSUs of zero and $2,991 for the three months ended September 30, 2022 and 2021, respectively.

The Company had zero Restricted Stock Units outstanding at September 30, 2022.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Commitments

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, and amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments until the services were no longer being rendered or the G-Tech Agreement is terminated. As of May 25, 2022, the consultant was no longer able to render services, therefore no expense was incurred for the three months ended September 30, 2022. For the three months ended September 30, 2021, $75,000 was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement.

On January 31, 2020, the Company entered into a Statement of Work and License Agreement (the “HBV License Agreement”) by and among the Company, G-Tech, and G Health Research Foundation, a not for profit entity organized under the laws of California doing business as Seraph Research Institute (“SRI”) (collectively the “Licensors”), whereby the Company acquired a perpetual, sublicensable, exclusive license (the “HBV License”) for a treatment under development (the “Treatment”) aimed to treat Hepatitis B Virus (HBV) infections.

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

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. During the three months ended September 30, 2022 and 2021, the Company paid a total of zero and $433,500, respectively, for scientific staffing resources, research and development and Investigational New Drug ("IND") Enabling studies. During the three months ended September 30, 2022, and 2021, the Company paid zero and $1,500,000, respectively, for the milestone completion of a Pre-IND process following receipt of written comments in accordance the HBV License Agreement. The Company has filed a claim against the Licensors, which includes certain payments it made related to this license (see Contingencies sub-section below).

On April 18, 2021, the Company entered into a Statement of Work and License Agreement (the “License Agreement”), by and among the Company, G-Tech and SRI (collectively, the “Licensors”), whereby the Company acquired a perpetual sublicensable, exclusive license (the “Development License”) to research, develop, and commercialize certain formulations which are aimed at preventing and treating pan-coronavirus or the potential combination of the pan-coronavirus and pan-influenza, including the SARS-coronavirus that causes COVID-19 and pan-influenza (the “Prevention and Treatment”).

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

The License Agreement provides for cooperation related to the development of intellectual property related to the Prevention and Treatment and for a 3% royalty to G-Tech on any net sales that may occur under the License Agreement. For the three months ended September 30, 2022, and 2021, the Company paid zero and $75,000 related to the Prevention and Treatment research. The Company is no longer pursuing any product candidates that relate to this license. The Company has filed a claim against the Licensors to recover all monies it paid related to this license (see Contingencies sub-section below).

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 25, 2021, the Company entered into an ALC Patent License and Research Funding Agreement in the HIV Field (the “ALC License Agreement”) with Serhat Gümrükcü and SRI (collectively, the “Licensors”) whereby the Licensors granted the Company an exclusive, worldwide, perpetual, fully paid-up, royalty-free license, with the right to sublicense, proprietary technology subject to a U.S. patent application, to make, use, offer to sell, sell or import products for use solely for the prevention, treatment, amelioration of or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans; provided the Licensors retained the right to conduct HIV research in the field. Pursuant to the ALC License Agreement, the Company granted a non-exclusive license back to the Licensors, under any patents or other intellectual property owned or controlled by the Company, to the extent arising from the ALC License, to make, use, offer to sell, sell or import products for use in the diagnosis, prevention, treatment, amelioration or therapy of any (i) HIV Comorbidities and (ii) any other diseases or conditions outside the HIV Field. The Company made an initial payment to SRI of $600,000 and agreed to fund future HIV research conducted by the Licensors, as mutually agreed to by the parties. On September 10, 2021, pursuant to the ALC License Agreement, the Company paid the initial payment of $600,000.

G-Tech and SRI are controlled by Serhat Gümrükcü and Anderson Wittekind, shareholders of the Company.

Shares held for non-consenting shareholders – The 17,414 remaining shares of Common Stock related to the Acquisition of Enochian Denmark have been reflected as issued and outstanding in the accompanying financial statements. There were zero shares of Common Stock issued to such non-consenting shareholders during the three months ended September 30, 2022 (see Note 8.)

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

On October 21, 2022, the Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Serhat Gümrükcü, William Anderson Wittekind, G-Tech Bio LLC, SG & AW Holdings LLC, and Seraph Research Institute. The Complaint alleges that the defendants engaged in a “concerted, deliberate scheme to alter, falsify, and misrepresent to the Company the results of multiple studies supporting its [Hepatitis B] and SARS-CoV-2/influenza pipelines.” Specifically, “Defendants manipulated negative results to reflect positive outcomes from various studies, and even fabricated studies out of whole cloth.” As a result of the defendants’ conduct, the Company claims that it “paid approximately $25 million to Defendants and third-parties that it would not otherwise have paid.” The defendants have not yet answered the allegations set forth in the Company’s Complaint.

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

NOTE 10 — RELATED PARTY TRANSACTIONS

The Company paid G-Tech zero and $2,218,500 which included payments for consulting agreements related to HIV, and contractual costs related to the HBV License, the Development License and the ALC License (see Note 9), and security expenses, for the three months ended September 30, 2022 and 2021, respectively.

NOTE 11 — SUBSEQUENT EVENTS

Subsequent to September 30, 2022, the Company became involved in a number of legal proceedings. Please see Note 9 above and Part II, Item 1 - Legal Proceedings for details of such matters.

As of December 30, 2022, the Company entered into amended and restated secured convertible promissory notes (see Note 7.)

On December 30, 2022, the Company entered into a security agreement with the Holder (see Note 7.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of Enochian Biosciences Inc. (“Enochian,” and together with its subsidiaries, the “Company”, “we” or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on February 27, 2023. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of the business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Over the past several years, Enochian BioSciences has evolved from a company with a single product candidate as a potential cure for HIV (ENOB-HV-01), adding two additional pipeline candidates for HIV (ENOB-HV-12 and ENOB-HV-21), a pipeline for Hepatitis B Virus (HBV) (ENOB-HB-01), and with a significant expansion into cancer immune therapies to address high unmet needs from difficult-to- treat solid tumors (ENOB-DC-11.)

The oncology platform is now at the forefront of our development activities, beginning with pancreatic cancer.

Many operational aspects of our platforms can be quickly adapted to multiple disease states from a single therapeutic approach, potentially streamlining and accelerating development, and regulatory process, as well as manufacturing operations. Moreover, because our product candidates do not require specialized delivery devices and surgical procedures, our potentially groundbreaking interventions could have worldwide applicability.

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

The Company believes that the combination of off-the-shelf allogeneic cells, combined with genetic modifications designed to enhance immune signaling, could potentially generate therapeutic candidates that have unique attributes that will increase the likelihood of success.

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

HBV Gene Therapy

Enochian BioSciences is exploring various approaches for gene therapy design elements to potentially eliminate virus-infected cells with an innovative molecular mechanism that co-opts the virus’ machinery to induce the death of infected cells rather than reproducing and causing more infection to exacerbate disease.

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

Enochian BioSciences has initiated a collaboration with Dr. Anahid Jewett from UCLA to study further the in vitro and in vivo effectiveness of the approach in pancreatic cancer. Dr. Jewett created an innovative pancreatic cancer mouse model that mimics the human immune system in combination with implanted human cancer cells. Early results show promising substantial tumor size reduction. We are now fully committed to process development/improvements and hope to have confirmatory in vivo data by early 2023 with potential Pre-IND submission early/mid 2023. If successful, clinical trials in humans could be possible by the first half of 2024.

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

Enochian BioSciences is developing ENOB-HV-12 that utilizes a novel cellular and immunotherapy approach that could potentially provide therapeutic vaccines for HIV (ENOB-HV-12). A non-human primate study of the therapeutic vaccine in primates at the Fred Hutchinson Cancer Research Center is ongoing. Animals began receiving the first injections of the potential therapeutic vaccine in August, 2022. Preliminary results could potentially be available in the first half of 2023. A Pre-IND request could be submitted by mid-2023, with IND submission and the beginning of Phase I clinical trials by mid- to end-2024.

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

Regaining Compliance with Nasdaq Listing Requirements

On each of October 17, 2022, November 23, 2022, and February 16, 2022, we received a notice, or the Notices, from the Listing Qualifications Department of Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), or the “Rule”, because we did not timely file our Form 10-K for the period ended June 30, 2022 and our Forms 10-Q for the periods ended September 30, 2022 and December 31, 2022 with the SEC. The Rule requires listed companies to timely file all required periodic financial reports with the SEC. On February 27, 2023, we filed our Form 10-K. Today we filed our Form 10-Q for the period ended September 30, 2022 but have not yet filed our Form 10-Q for the period ended December 31, 2022, and therefore we have not regained compliance with the Rule. We were unable to file the Annual Report on Form 10-K for the period ended June 30, 2022 and the Quarterly Report on Form 10-Q for the periods ended September 30, 2022 and December 31, 2022 by their initial deadlines, due to the reasons described in the Notifications of Late Filing on Form 12b-25, filed with the SEC on September 29, 2022 and November 15, 2022. While we were able to file the Annual Report on Form 10-K for the period ended June 30, 2022 and the Quarterly Report on Form 10-Q for the period ended September 30, 2022 within the extension period provided pursuant to Nasdaq rules, we have not yet filed the Form 10-Q for the period ended December 31, 2022, and there can be no assurance that we will be able to remain in compliance with the Rule or with other Nasdaq listing requirements in the future.

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

Going Concern and Management’s Plans

The financial statements included elsewhere herein for the period ended September 30, 2022, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of September 30, 2022, we had cash and cash equivalents of $7,971,918, an accumulated deficit of $212,044,957, and total liabilities of $12,745,714. We have incurred losses from continuing operations, have used cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has reduced overhead and administrative costs by streamlining the organization to focus around two of its therapies (oncology and a HIV therapeutic vaccine). The Company has tailored its workforce to focus on these therapies. In addition, management has extended its $1.2 million convertible notes 12 months out to be payable on February 28, 2024, and the Company intends to attempt to secure additional required funding through equity or debt financing. However, there can be no assurance that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

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

Results of Operations for the three months ended September 30, 2022 and 2021

The following table sets forth our revenues, expenses and net loss for the three months ended September 30, 2022 and 2021. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended
	September 30,		Increase/(Decrease)
	2022	2021	$	%
Operating Expenses
General and administrative	$4,556,840	$4,417,505	$139,335	3%
Research and development	2,605,375	3,055,435	(450,060)	(15)%
Depreciation and amortization	28,401	31,733	(3,332)	(11)%
Total Operating Expenses	7,190,616	7,504,673	(314,057)	(4)%
LOSS FROM OPERATIONS	(7,190,616)	(7,504,673)	314,057	(4)%
Other Income (Expenses)
Loss on extinguishment of contingent consideration liability	(419,182)	—	(419,182)	100%
Change in fair value of contingent consideration	—	(2,824,642)	2,824,624	(100)%
Interest expense	(95,585)	(89,739)	(5,846)	7%
Gain on currency transactions	—	9	(9)	(100)%
Interest and other income	5,623	7,110	(1,487)	(21)%
Total Other Income (Expenses)	(509,144)	(2,907,262)	2,398,118	(82)%
Loss Before Income Taxes	(7,699,760)	(10,411,935)	2,712,175	(26)%
Income Tax (Expense) Benefit	—	(34)	34	(100)%
NET LOSS	$(7,699,760)	$(10,411,969)	$2,712,209	(26)%

Revenues

We are a pre-revenue, pre-clinical biotechnology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the three months ended September 30, 2022, and September 30, 2021, were $7,190,616 and $7,504,673 respectively, representing a decrease of $314,057, or approximately 4%. The decrease in operating expenses primarily relates to the decrease in research and development expenses of $450,060 offset by the increase in general and administrative expenses of $139,335.

General and administrative expenses for the three months ended September 30, 2022, and September 30, 2021, were $4,556,840 and $4,417,505, respectively, representing an increase of $139,335 or approximately 3%. The variance is related to an increase in legal expenses of $1,278,351, compensation and related expenses of $662,380, offset by a decrease in stock-based compensation of $1,701,968.

Research and development expenses for the three months ended September 30, 2022, and September 30, 2021, were $2,605,375 and $3,055,435, respectively, representing a decrease of $450,060 or approximately 15%. The variance is primarily driven by a decrease of $2,683,500 in expenses related to payments made to a related party for abandoned product candidate ENOB-CV-01, offset by an increase of $2,303,615 in collaborating partner expenses with CDMO and CRO partners.

The Company recorded other expense of $509,144 for the three months ended September 30, 2022, compared to other expense of $2,907,262 for the three months ended September 30, 2021, representing a decrease in other expense of $2,398,118 or 82%. The variance is primarily due to the change in fair value of the contingent consideration liability expense of $2,824,624 offset by the loss on extinguishment of contingent consideration liability of 419,182. As of September 30, 2022, the contingent consideration liability has been settled.

Net Loss

Net loss for the three months ended September 30, 2022, and 2021, was $7,699,760 and $10,411,969, respectively, representing a decrease in net loss of $2,712,209 or approximately 26%. The decrease in net loss was primarily due to a decrease in research and development expenses of $450,060, a decrease in expense related to the change in fair value of contingent consideration of $2,824,642, offset by loss on extinguishment of contingent consideration liability of 419,182 and offset by an increase in general and administrative expenses of $139,335.

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

As noted above under the heading “Going Concern and Management’s Plans,” through September 30, 2022, we have incurred substantial losses. We will need additional funds for (a) research and development, (b) increases in personnel, and (c) the purchase of equipment, specifically to advance towards an Investigational New Drug Application (IND) following Pre-IND readouts from the FDA for ENOB-DC11, ENOB-HV-12, ENOB-HV-01, ENOB-HV-21 and ENOB-HB-01. The availability of any required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are currently involved or in the future may be involved could adversely affect our liquidity and financial position. If additional funds are required, we may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of September 30, 2022, the Company had $7,971,918 in cash and working capital of $973,463 as compared to $9,172,142 in cash and working capital of $3,114,170 as of June 30, 2022, a decrease of 13% and 69%, respectively.

Assets

Total assets at September 30, 2022, were $83,070,556 compared to $84,632,663 as of June 30, 2022. The decrease in total assets was primarily due to the decrease in cash of $1,200,224. The change in cash is primarily attributed to $2,605,375 in research and development costs related primarily to CDMO and CRO costs, along with approximately $3,502,431 in general and administrative expenses, net of non-cash items, partially offset by an increase in accounts payable of $3,280,878 due to the timing of cash payments and funding totaling $1,625,000 related to warrants exercised during the period.

Liabilities

Total liabilities at September 30, 2022, were $12,745,714 compared to $12,013,815 as of June 30, 2022. The increase in total liabilities was primarily related to an increase of $3,280,878 in accounts payable due to timing, offset by a decrease in other current liabilities of $185,145 related to a financing arrangement for an insurance policy and the reduction in the contingent consideration liability of $2,343,318.

The following is a summary of the Company’s cash flows (used in) or provided by operating, investing, and financing activities:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Net Cash Used in Operating Activities	$(2,820,299)	$(5,276,687)
Net Cash Used in Investing Activities	—	(5,156)
Net Cash Provided by Financing Activities	1,625,000	—
Effect of exchange rates on cash	(4,925)	(5,517)
Change in Cash and Cash Equivalents	$(1,200,224)	$(5,287,360)

Cash Flows

Cash used in operating activities for the three months ended September 30, 2022, and 2021 was ($2,820,299) and ($5,276,687), respectively. Cash used in operating activities during the current period included $2,605,375 in research and development for related CDMO and CRO costs, along with approximately $3,502,431 in general and administrative expenses, net of non-cash items, partially offset by an increase in accounts payable of $3,280,878 due to the timing of cash payments.

Cash provided by financing activities for the three months ended September 30, 2022, was $1,625,000 as compared to cash provided by financing activities of zero during the three months ended September 30, 2021. During the three months ended September 30, 2022, the Company received financing from the exercise of warrants held by shareholders of $1,625,000.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company and used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiency is attributed to the Company not having adequate resources to address complex accounting matters. This control deficiency will be monitored, and attention will be given to this matter as we grow.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed above. We expect to be deficient in our disclosure controls and procedures until sufficient capital is available to hire the appropriate internal accounting staff.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2022, that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 1A. Risk Factors.

Risk factors that may affect our business and financial results are discussed within Item 1A ”Risk Factors” of our annual report for the fiscal year ended June 30, 2022, on Form 10-K (“2022 Form 10-K”) filed with the SEC on February 27, 2023. There have been no material changes to the disclosures relating to this item from those set forth in our 2022 Form 10-K.

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

Date: March 7, 2023	ENOCHIAN BIOSCIENCES INC.

	By:	/s/ Mark Dybul
Mark Dybul
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)

