Form 10-Q
period 2022-12-31
Enochian Biosciences Inc
filed 2023-03-09
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of March 9, 2023, the number of shares of the registrant’s common stock outstanding was 55,705,521.

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

The results for the periods ended December 31, 2022, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission on February 27, 2023.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,118,896	$9,172,142
Prepaids and other assets	1,270,575	392,996
Total Current Assets	5,389,471	9,565,138

Property and equipment, net	555,916	586,536

OTHER ASSETS:
Definite life intangible assets, net	42,084	44,268
Indefinite life intangible assets, net	61,571,000	61,571,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	61,936	68,635
Operating lease right-of-use assets	1,013,256	1,157,086
Total Other Assets	74,328,276	74,480,989

TOTAL ASSETS	$80,273,663	$84,632,663

LIABILITIES
CURRENT LIABILITIES:
Accounts payable – trade	$4,555,226	$1,401,867
Accrued expenses	932,603	1,031,462
Other current liabilities	875,415	220,685
Contingent consideration liability	—	2,343,318
Notes payable, net	4,726,390	—
Convertible notes payable	—	1,200,000
Current portion of operating lease liabilities	202,370	253,636
Total Current Liabilities	11,292,004	6,450,968

NON-CURRENT LIABILITIES:
Convertible notes payable	1,200,000	—
Notes payable, net	—	4,577,148
Operating lease liabilities, net of current portion	882,303	985,699
Total Non-Current Liabilities	2,082,303	5,562,847
Total Liabilities	13,374,307	12,013,815

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 100,000,000 shares authorized, 55,705,521 shares issued and outstanding at December 31, 2022, and 53,007,082 shares issued and outstanding at June 30, 2022	5,572	5,302
Additional paid-in capital	283,426,764	276,989,179
Accumulated deficit	(216,502,705)	(204,345,197)
Accumulated other comprehensive loss	(30,275)	(30,436)
Total Stockholders’ Equity	66,899,356	72,618,848

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,273,663	$84,632,663

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Operating Expenses
General and administrative	$4,013,063	$3,961,764	$8,569,903	$8,379,268
Research and development	325,959	2,337,222	2,931,334	5,392,658
Depreciation and amortization	28,844	31,805	57,245	63,538
Total Operating Expenses	4,367,866	6,330,791	11,558,482	13,835,464

LOSS FROM OPERATIONS	(4,367,866)	(6,330,791)	(11,558,482)	(13,835,464)

Other Income (Expense)

Loss on extinguishment of contingent consideration	—	—	(419,182)	—
Change in fair value of contingent consideration	—	(167,255)	—	(2,991,897)
Interest expense	(92,892)	(93,382)	(188,477)	(183,121)
Gain on currency transactions	—	—	—	9
Interest and other income	3,010	8,487	8,633	15,597
Total Other Income (Expense)	(89,882)	(252,150)	(599,026)	(3,159,412)

Loss Before Income Taxes	(4,457,748)	(6,582,941)	(12,157,508)	(16,994,876)

Income Tax (Provision) Benefit	—	—	—	(34)

NET LOSS	$(4,457,748)	$(6,582,941)	$(12,157,508)	$(16,994,910)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.13)	$(0.22)	$(0.33)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	55,509,239	52,321,982	55,304,356	52,270,821

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Net Loss	$(4,457,748)	$(6,582,941)	$(12,157,508)	$(16,994,910)
Other Comprehensive Income (Loss)
Foreign currency translation, net of taxes	7,915	(3,990)	161	(7,983)

Comprehensive Loss	$(4,449,833)	$(6,586,931)	$(12,157,347)	$(17,002,893)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2022	53,007,082	$5,302	$276,989,179	$(204,345,197)	$(30,436)	$72,618,848
Stock issued pursuant to warrants exercised	1,250,000	125	1,624,875			1,625,000
Shares issued for earn-out	1,250,000	125	2,762,375			2,762,500
Stock-based compensation	—	—	1,026,008	—	—	1,026,008
Net Loss	—	—	—	(7,699,760)	—	(7,699,760)
Foreign currency translation adjustment	—	—	—	—	(7,754)	(7,754)
September 30, 2022	55,507,082	$5,552	$282,402,437	$(212,044,957)	$(38,190)	$70,324,842
Shares issued in lieu of interest on $1.2 million note payable extension	198,439	20	204,372	—	—	204,392
Stock-based compensation	—	—	819,955	—	—	819,955
Net Loss	—	—	—	(4,457,748)	—	(4,457,748)
Foreign currency translation adjustment	—	—	—	—	7,915	7,915

December 31, 2022	55,705,521	$5,572	$283,426,764	$(216,502,705)	$(30,275)	$66,899,356

See accompanying notes to the unaudited condensed consolidated financial statements.

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2021	52,219,661	$5,222	$265,580,356	$(90,911,805)	$(10,834)	$174,662,939
Stock-based compensation	—	—	2,727,975	—	—	2,727,975
Net Loss	—	—	—	(10,411,969)	—	(10,411,969)
Foreign currency translation adjustment	—	—	—	—	(3,993)	(3,993)
September 30, 2021	52,219,661	5,222	268,308,331	(101,323,774)	(14,827)	166,974,952
Stock issued pursuant to warrants exercised	100,000	10	129,990	—	—	130,000
Shares issued pursuant to LPC purchase agreement	277,340	28	3,048,311	—	—	3,048,339
Stock-Based Compensation	—	—	2,043,292	—	—	2,043,292
Shares issued for fully vested RSUs	1,266	—	9,811	—	—	9,811
Restricted shares converted to shares for services rendered	35,000	3	(3)	—	—	—
Net Loss	—	—	—	(6,582,941)	—	(6,582,941)
Foreign currency translation adjustment	—	—	—	—	(3,990)	(3,990)
December 31, 2021	52,633,267	$5,263	$273,539,732	$(107,906,715)	$(18,817)	$165,619,463

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,157,508)	$(16,994,910)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	57,245	63,538
Loss on extinguishment of contingent consideration liability	419,182	—
Change in contingent consideration liability	—	2,991,897
Stock based compensation expense	1,845,963	4,771,267
Amortization of discount of notes payable	149,242	148,548
Changes in assets and liabilities:
Other receivables	46	1,640
Prepaid expenses/deposits	425,233	(11,812)
Accounts payable	3,153,358	(153,810)
Accrued expenses	(68,554)	(677,939)
Other current liabilities	(18,520)	(30,004)
Operating leases, net	(10,832)	(5,566)
NET CASH USED IN OPERATING ACTIVITIES	(6,205,145)	(9,897,151)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,633)	(5,156)
NET CASH USED IN INVESTING ACTIVITIES	(23,633)	(5,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	1,625,000	130,000
Repayment of finance agreement	(466,625)	(227,598)
Proceeds from LPC equity agreement	—	3,048,339
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,158,375	2,950,741

Effect of exchange rates on cash	17,157	(4,937)

NET CHANGE IN CASH	(5,053,246)	(6,956,503)

CASH, BEGINNING OF PERIOD	9,172,142	20,664,410

CASH, END OF PERIOD	$4,118,896	$13,707,907

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$30,332	$36,462
Income Taxes	$—	$34
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Finance agreement entered into in exchange for prepaid assets	$1,139,875	$666,875
Shares in lieu of interest on $1.2 million notes payable extension	$204,392	$—
Common shares issued for contingent earn out liability	$2,762,500	$—

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

Going Concern - These financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred substantial recurring losses from continuing operations and has an accumulated deficit of $216,502,705 as of December 31, 2022. The continuation of the Company as a going concern is dependent upon (i) its ability to successfully obtain FDA approval of its product candidates, (ii) its ability to obtain any necessary debt and/or equity financing, and (iii) its ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation – The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2022, and 2021 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2022, audited financial statements. The results of operations for the periods ended December 31, 2022, and 2021 are not necessarily indicative of the operating results for the full year.

Consolidation – For the three and six months ended December 31, 2022, and 2021, the condensed consolidated financial statements include the accounts and operations of the Registrant and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

Reclassification – Certain amounts in the prior period financial statements, have been reclassified to conform to the current presentation. For the three and six months ended December 31, 2021, we reclassified lab expenses of $193,137 and $242,330, respectively from general and administrative expenses to research and development expenses.

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

COVID-19 Update – The COVID-19 pandemic continues to evolve. COVID-19 may cause delays in our research activities. To date, the COVID-19 pandemic has not materially affected our operations. However, it has caused delays in the conduct of experiments due to limitations in resources and supply chain issues, in particular for those third-parties conducting experiments. There have also been increases in the cost to conduct animal studies due to staffing and other limitations.

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

Functional Currency & Foreign Currency Translation – The functional currency of Enochian Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended December 31, 2022, and 2021. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured amounts at December 31, 2022, and June 30, 2022, of $3,830,530 and $8,805,495, respectively.

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

Impairment of Goodwill and Indefinite Lived Intangible Assets – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess. The annual fair value analysis performed on goodwill supported that goodwill was not impaired as of June 30, 2022, and no impairment is deemed necessary as of December 31, 2022 (see Note 5.)

For indefinite-lived intangible assets, such as licenses acquired as an IPR&D asset, on an annual basis we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. For the year ended June 30, 2022, the carrying value of the licenses acquired as an IPR&D asset exceeded its fair value. Therefore, the Company recorded an impairment loss of $93,253,000 during the year ended June 30, 2022. No additional impairment is deemed necessary as of December 31, 2022 (see Note 5.)

The carrying value of IPR&D and goodwill at December 31, 2022, was $61,571,000 and $11,640,000, respectively.

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

Research and Development Expenses – The Company expenses research and development costs incurred in formulating, improving, validating, and creating alternative or modified processes related to and expanding the use of the Oncology, HIV and HBV therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for Oncology, HIV and HBV. Research and development expenses for the three and six months ended December 31, 2022, amounted to $325,959 and $2,931,334, respectively. Research and development expenses for the three and six months ended December 31, 2021, amounted to $2,337,222, and $5,392,658, respectively.

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes”, which requires an asset and liability approach for accounting for income taxes.

Loss Per Share – The Company calculates earnings/ (loss) per share in accordance with FASB ASC Topic 260, “Earnings Per Share”. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three and six months ended December 31, 2022, and 2021, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 4,833,436 and 7,125,894 potential shares of Common Stock excluded from the Diluted EPS calculation as of December 31, 2022, and December 31, 2021, respectively.

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

Stock-Based Compensation – The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the required service period, which is generally the vesting period. Stock based compensation costs for the vesting of options and RSUs granted for the three and six months ended December 31, 2022, were $819,955 and $1,845,963, respectively. Stock-based compensation costs for the vesting of the options and RSUs granted for the three and six months ended December 31, 2021, were $2,043,292 and $4,771,267, respectively. (See Note 8.)

Recently Adopted Accounting Pronouncements – Recent accounting pronouncements issued by the FASB do not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of approximately $4,457,748 and $12,157,508 for the three and six months ended December 31, 2022, respectively. As of December 31, 2022, the Company had cash and cash equivalents of $4,118,896 and an accumulated deficit of $216,502,705. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management intends to raise additional funds for (a) research and development, (b) increases in personnel, and (c) the purchase of equipment, specifically to advance the Company’s potential products through the regulatory process. The Company may raise such funds from time to time through public or private sales of equity or debt securities. Such financing may not be available on acceptable terms, or at all, and the failure to raise capital when needed could materially adversely affect the Company’s growth plans and its financial condition and results of operations.

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

There were no Level 1, 2 or 3 assets, nor any Level 1, 2 or 3 liabilities measured at fair value on a recurring basis as of December 31, 2022.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	December 31, 2022	June 30, 2022
Lab Equipment and Instruments	4-7	$570,157	$546,524
Leasehold Improvements	10	224,629	224,629
Furniture, Fixtures and Equipment	4-7	172,861	172,861
Total		967,647	944,014
Less Accumulated Depreciation		(411,731)	(357,478)
Net Property and Equipment		$555,916	$586,536

Depreciation expense amounted to $27,338, and $54,253 for the three and six months ended December 31, 2022, respectively, and $27,990 and $55,796 for the three and six months ended December 31, 2021, respectively.

NOTE 5 —INTANGIBLE ASSETS

At December 31, 2022, and June 30, 2022, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $42,084 and $44,268, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three and six months ended December 31, 2022, was $1,507 and $2,993, respectively. Amortization expense for the three and six months ended December 31, 2021, was $3,814 and $7,741, respectively.

At December 31, 2022, and 2021, indefinite life intangible assets consisted of a license agreement classified as In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible asset provides economic benefit, and goodwill.

At December 31, 2022, and June 30, 2022, definite and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2022	Period Change	Effect of Currency Translation	December 31, 2022
Definite Life Intangible Assets
Patents	20 Years	$279,257	$—	$6,163	$285,420
Less Accumulated Amortization		(234,989)	(2,993)	(5,354)	(243,336)
Net Definite-Life Intangible Assets		$44,268	$(2,993)	$809	$42,084

Indefinite Life Intangible Assets
License Agreement		$61,571,000	—	—	$61,571,000
Goodwill		11,640,000	—	—	11,640,000
Total Indefinite Life Intangible Assets		$73,211,000	—	—	$73,211,000

Expected future amortization expense is as follows:

Year ending June 30,
2023	$8,883
2024	11,067
2025	11,067
2026	11,067
Total	$42,084

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

Impairment – Following the fourth quarter of each year, management performs its annual test of impairment of intangible assets by performing a quantitative assessment and determines if it is more likely than not that the fair value of the asset is greater than or equal to the carrying value of the asset. The results of the quantitative assessment indicated that the carrying value of the licenses acquired as an IPR&D asset exceeded its fair value, due to the sublicensing of ENOB HV-01, which required a different valuation approach and changes in other factors impacting the fair value of the asset. Therefore, an impairment adjustment of $93,253,000 was recorded in the year ended June 30, 2022. No additional impairment is deemed necessary as of December 31, 2022.

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

On June 19, 2018, the Company entered into a Lease Agreement for a term of ten years from September 1, 2018, with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet. On February 20, 2019, the Company entered into an Addendum to the original Lease Agreement with an effective date of December 1, 2019, where it expanded the lease area to include another 1,101 square feet for a total rentable 3,554 square feet. The base rent increases by 3% each year, and ranges from $17,770 per month for the first year to $23,186 per month for the tenth year. The equalized monthly lease expense for the term of the lease is $20,050. The Company subleased the space as of June 25, 2022 (see subsection below “Sublease Agreement” for details.)

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s lease has a remaining lease term of 56 months. As of December 31, 2022, the weighted-average remaining term is 4.67 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of December 31, 2022, the weighted-average discount rate is 4.03%.

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

Below are the lease commitments for the next 5 years:

Year Ending June 30th	Lease Expense
2023	$120,002
2024	246,004
2025	253,384
2026	260,985
2027	313,836
Less imputed interest	(109,538)
Total	$1,084,673

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

The Company will recognize operating income from the sublease on a straight-line basis in its statements of operations over the sublease term.

During the three and six months ended December 31, 2022 and 2021, the net operating lease expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Operating Lease Expense	$96,730	$84,113	$140,660	$168,196
Sub lease Income	(53,310)	—	(106,620)	—

Total Net Lease Expense	$43,420	$84,113	$34,040	$168,196

Lease expense charged to general and administrative expenses for the three and six months ended December 31, 2022, amounted to $43,420 and $34,040, respectively. Lease expense charged to general and administrative expenses for the three and six months ended December 31, 2021, amounted to $84,113 and $168,196, respectively.

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

The holder of the Convertible Notes had the right at any time prior to the date that is twelve months from issuance to convert all or any part of the outstanding and unpaid principal and all unpaid interest into shares of the Company’s Common Stock. The conversion price was equal to $12.00 per share of Common Stock. The Holder did not exercise the conversion feature that expired on February 6, 2021. The Company evaluated the Convertible Notes in accordance with ASC 470-20 and identified that they each contain an embedded conversion feature that shall not be bifurcated from the host document (i.e., the Convertible Notes) as they are not deemed to be readily convertible into cash. All proceeds received from the issuance have been recognized as a liability on the balance sheet. The Convertible Notes balance as of December 31, 2022 and 2021, was $1,200,000.

Effective December 30, 2022 (the “Effective Date”), the Company amended and restated the Convertible Notes (the “Amended and Restated Secured Notes”). Pursuant to the Amended and Restated Secured Notes, the due date was extended to February 28, 2024, and the interest was increased to twelve percent (12%) per annum, which was prepaid by the Company in full on the date of amendment through the issuance of 198,439 shares of the Company’s Common Stock which is comprised of 29,419 shares for accrued interest up to the Effective Date and 169,020 shares related to the prepayment of interest through the extension date of the Amended and Restated Secured Notes using the closing market price on that date, of $1.03. The obligations of the Company under the Amended and Restated Secured Notes were secured by a security agreement (the “Security Agreement”). The Company evaluated the Secured Notes and conversion feature to determine the appropriate accounting treatment based on the terms of the agreement.  In accordance with ASC 480-Distinguising Liabilities from Equity, the Company determined that the Secured Notes embody an obligation that may require the Company to settle with the issuance of a variable number of shares, where the monetary value of the obligation is based predominantly on a fixed monetary amount $1,200,000 known at inception. Accordingly, the Company recorded the Secured Note as share settled debt. The total value of the shares issued were $204,392 which included $174,090 as prepaid interest and $30,302 for accrued interest as of December 30, 2022.

As of December 31, 2022 and 2021, the Company recorded accrued interest in the amount of zero and $24,181, which is included in accrued expenses. For the three and six months ended December 31, 2022 the interest expense related to the Convertible Notes amounted to $18,272 and $36,453 respectively. For the three and six months ended December 31, 2021 the interest expense related to the Convertible Notes amounted to $18,181 and $36,453 respectively.

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

For the three and six months ended December 31, 2022, discount amortization of $74,621 and $149,242 was charged to interest expense. For the three and six months ended December 31, 2021, discount amortization of $74,274 and $148,548 was charged to interest expense. The Promissory Note balance, net of discount at December 31, 2022 is $4,726,390.

Finance Agreement — On November 30, 2022, the Company entered into a premium finance agreement (the “Agreement”) related to insurance, which resulted into a prepaid expense with a principal amount of $1,139,875 at 6.69% interest per annum. The repayment of the Agreement will be made in nine equal monthly installments of $96,220. For the three and six months ended December 31, 2022 and 2021, the Company made repayments of $466,625 and $227,598 respectively.

For the three and six months ended December 31, 2022, the Company recorded total interest expense in the amount of $2,782. This amount is reflected in other income and expenses.

Total interest expense recorded for the three and six months ended December 31, 2022, was $92,892 and $188,477, respectively. Interest expense recorded for the three and six months ended December 31, 2021, was $93,382 and $183,121, respectively.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock —The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. At December 31, 2022, and June 30, 2022, there were zero shares issued and outstanding.

Common Stock —The Company has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. At December 31, 2022, and June 30, 2022, there were 55,705,521 and 53,007,082 shares issued and outstanding, respectively.

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

Purchase Agreement with Lincoln Park Capital

On July 8, 2020, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $20,000,000 of shares of Common Stock from time to time through August 1, 2023.

In consideration for entering into the Purchase Agreement, we issued 139,567 shares of Common Stock to Lincoln Park as a commitment fee on July 21, 2020.

During the six months ended December 31, 2022 and 2021, we did not sell any shares of Common Stock to Lincoln Park under the Purchase Agreement. As of October 17, 2022, we no longer have access to this Purchase Agreement as we are no longer able to use the registration statement on Form S-3 that registered the shares issuable to Lincoln Park under the Purchase Agreement.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

Common Stock Issuances

On July 14, 2022, certain of our warrant holders exercised warrants to purchase 1,250,000 shares of Common Stock for total proceeds to the Company of $1,625,000, with corresponding earn-out distribution of the same number of shares in connection with the acquisition of Enochian BioPharma, Inc. This non-cash earn-out distribution impacted stockholders’ equity in the amount of $2,762,500 based on the share price on July 14, 2022 of $2.21. In the three and six months ended December 31, 2022 there were 198,439 and 2,698,439 shares of Common Stock issued, respectively. The Company recorded a loss on extinguishment of contingent consideration liability of $419,182 during the six months ended December 31, 2022 which reflects the difference between the fair value of the shares and the contingent consideration liability at the time of extinguishment. As of December 31, 2022, all outstanding warrants have been exercised and there is no further contingent consideration liability balance remaining as of the end of this period.

Acquisition of Enochian Biopharma Inc. / Contingently issuable shares — On February 16, 2018, the acquisition of Enochian Biopharma was completed. As part of the acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive Contingent Shares of Common Stock pro rata upon the exercise or conversion of warrants, which were outstanding at closing. As of December 31, 2022, no further Contingent Shares are issuable.

Acquisition of Enochian Denmark — At December 31, 2022, and June 30, 2022, the Company maintained a reserve of 17,414 shares of Common Stock of the Registrant held in escrow according to Danish law (the “Escrow Shares”), all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Enochian Denmark held by non-consenting shareholders of Enochian Denmark on both December 31, 2022, and June 30, 2022, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. There have been 167,639 shares of Common Stock issued to non-consenting shareholders of Enochian Denmark as of December 31, 2022. During the three and six months ended December 31, 2022, the Company issued zero shares of Common Stock to such non-consenting shareholders of Enochian Denmark.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows in the three months ended December 31, 2022:

Enochian Biosciences Inc.
Expected term (in years)	5.3 – 6.5
Volatility	84.66%-90.75%
Risk free interest rate	2.70%-4.14%
Dividend yield	0%

The Company recognized stock-based compensation expense related to the options of $819,955 and $1,845,963 for the three and six months ended December 31, 2022, respectively. The Company recognized stock-based compensation expense related to the options of $2,043,292 and $4,771,267 for the three and six months ended December 31, 2021, respectively. At December 31, 2022, the Company had approximately $4,990,165 of unrecognized compensation cost related to non-vested options.

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

Pursuant to the 2019 Plan, the Company granted options to purchase 178,000 shares of Common Stock to employees with a three-year vesting period during the three and six months ended December 31, 2022, respectively. For the three and six months ended December 31, 2021, the Company granted options to purchase 120,900 and 3,130,200 shares of Common Stock to employees with a three-year vesting period, respectively.

During the three and six months ended December 31, 2022, the Company granted options to purchase zero and 184,800 shares of Common stock to employees with a six-month vesting period, respectively. For the three and six months ended December 31, 2021, the Company did not grant options to purchase shares of Common Stock to employees with a six-month vesting period.

During the three and six months ended December 31, 2022, the Company granted options to purchase zero and 73,200 shares of Common stock to employees with a one-year vesting period, respectively. For the three and six months ended December 31, 2021, the Company did not grant options to purchase shares of Common Stock to employees with a one-year vesting period.

During the three and six months ended December 31, 2022, the Company granted options to purchase 159,959 and 210,917 shares of Common Stock, to the Board of Directors and Scientific Advisory Board Members with a one-year vesting period, respectively. For the three and six months ended December 31, 2021, the Company granted options to purchase 36,727 and 63,462 shares of Common Stock to members of the Board of Directors and Scientific Advisory Board with a one-year vesting period, respectively.

During the three and six months ended December 31, 2022, the Company did not grant options to purchase shares of Common stock for consulting services. For the three and six months ended December 2021, the Company granted options to purchase 21,979 shares of Common Stock with immediate vesting, issued options to purchase 17,500 shares of Common Stock with a one-year vesting period, and issued options to purchase 60,000 shares of Common Stock with a three-year vesting period for consulting services.

All of the above options are exercisable at the market price of the Company’s Common Stock on the date of the grant.

To date the Company has granted options under the 2014 Plan and 2019 Plan (“Plan Options”) to purchase 5,475,559 shares of Common Stock. At December 31, 2022 the Company has 2,310,289 options available to be issued under the 2019 Plan.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the Plan Options outstanding at December 31, 2022, is presented below :

	Options Outstanding				Options Exercisable
	Exercise Price Ranges	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$1.00–4.50	860,273	8.97	$2.40	217,064	6.83	$3.21
	$4.51–6.50	3,169,769	8.20	$4.83	1,153,876	7.59	$5.26
	$6.51–8.00	803,393	7.70	$8.02	604,414	7.24	$7.94
Total		4,833,436	8.26	$4.93	1,975,354	7.40	$5.85

A summary of the status of the Plan Options at December 31, 2022, and changes since July 1, 2022, are presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	4,307,820	$5.37	8.55	$—
Granted	646,917	$2.07
Exercised	—	$—
Forfeited	(121,300)	$5.30
Expired/Canceled	—	$—
Outstanding at end of period	4,833,436	$4.93	8.26	$—
Exercisable at end of period	1,975,354	$5.85	7.40	$—

At December 31, 2022, the Company had 1,975,354 exercisable Plan Options outstanding. The total intrinsic value of options exercisable at December 31, 2022, was zero. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) and at December 31, 2022 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the warrants outstanding at December 31, 2022, and changes since July 1, 2022, are presented below:

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

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

Restricted Stock Units (RSUs)

The Company recognized stock-based compensation expense related to RSUs of zero for both the three and six months ended December 31, 2022. The Company recognized stock-based compensation expense related to the RSUs of $255,340 and $258,331 for the three and six months ended December 31, 2021, respectively.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Commitments

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, and amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments until the services were no longer being rendered or the G-Tech Agreement is terminated. As of May 25, 2022, the consultant was no longer able to render services, therefore no expense was incurred for the three and six months ended December 31, 2022. For the three and six months ended December 31, 2021, $75,000 and $150,000 was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement.

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

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. During the three and six months ended December 31, 2022 the Company paid a total of zero and during the three and six months ended December 31, 2021, the Company paid $433,500 and $867,000, respectively, for scientific staffing resources, research and development and Investigational New Drug (IND) Enabling studies. During the three and six months ended December 31, 2022, the Company paid zero for any type of milestone. During the three and six months ended December 31, 2021 the Company paid zero and $1,500,000, respectively, for the milestone completion of a Pre-IND process following receipt of written comments in accordance the HBV License Agreement. The Company has filed a claim against the Licensors, which includes certain payments it made related to this license (see Contingencies sub-section below).

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

The License Agreement provides for cooperation related to the development of intellectual property related to the Prevention and Treatment and for a 3% royalty to G Tech on any net sales that may occur under the License Agreement. For both the three and six months ended December 31, 2022, the Company paid zero related to this License Agreement. During the three and six months ended December 31, 2021 the Company paid $75,000 and $150,000 related to the Prevention and Treatment research. The Company is no longer pursuing any product candidates that relate to this license. The Company has filed a claim against the Licensors to recover all monies it paid related to this license (see Contingencies sub-section below).

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

Shares held for non-consenting shareholders – The 17,414 remaining shares of Common Stock related to the Acquisition of Enochian Denmark have been reflected as issued and outstanding in the accompanying financial statements. There were zero shares of Common Stock issued to such non-consenting shareholders during the three and six months ended December 31, 2022 (see Note 8.)

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

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — RELATED PARTY TRANSACTIONS

There were no payments made to G-Tech by the Company for the three and six months ended December 31, 2022. For the three and six months ended December 31, 2021, the Company paid G-Tech $718,500 and 3,537,000, respectively, which included payments for consulting agreements related to HIV, and contractual costs related to the HBV License, the Development License, the ALC License (see Note 9), and security expenses.

NOTE 11 — SUBSEQUENT EVENTS

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

Regaining Compliance with Nasdaq Listing Requirements

On each of October 17, 2022, November 23, 2022, and February 16, 2022, we received a notice, or the Notices, from the Listing Qualifications Department of Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), or the “Rule”, because we did not timely file our Form 10-K for the period ended June 30, 2022 and our Forms 10-Q for the periods ended September 30, 2022 and December 31, 2022 with the SEC. The Rule requires listed companies to timely file all required periodic financial reports with the SEC. On February 27, 2023, we filed our Form 10-K. On March 7, 2023 we filed our Form 10-Q for the period ended September 30, 2022 but have not yet filed our Form 10-Q for the period ended December 31, 2022, and therefore we have not regained compliance with the Rule. We were unable to file the Annual Report on Form 10-K for the period ended June 30, 2022 and the Quarterly Report on Form 10-Q for the periods ended September 30, 2022 and December 31, 2022 by their initial deadlines, due to the reasons described in the Notifications of Late Filing on Form 12b-25, filed with the SEC on September 29, 2022 and November 15, 2022.

If we are unable to maintain compliance with the Rule or with any of the other continued listing requirements, Nasdaq may take steps to delist our securities, which could have adverse consequences, including a limited availability of market quotations for our securities, reduced liquidity for our securities, a limited amount of news and analyst coverage and a decreased ability to issue additional securities or obtain additional financing in the future.

Going Concern and Management’s Plans

The financial statements included elsewhere herein for the period ended December 31, 2022, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of December 31, 2022, we had cash and cash equivalents of $4,118,896, an accumulated deficit of $216,502,705, and total liabilities of $13,374,307. We have incurred losses from continuing operations, have used cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Results of Operations for the three and six months ended December 31, 2022, compared to the three and six months ended December 31, 2021

The following table sets forth our revenues, expenses, and net loss for the three and six months ended December 31, 2022, and 2021. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended				For the Six Months Ended
	December 31,		Increase/(Decrease)		December 31,		Increase/(Decrease)
	2022	2021	$	%	2022	2021	$	%
Operating Expenses
General and administrative	4,013,063	3,961,764	51,299	1%	8,569,903	8,379,268	190,635	2%
Research and development	325,959	2,337,222	(2,011,263)	(86)%	2,931,334	5,392,658	(2,461,324)	(46)%
Depreciation and amortization	28,844	31,805	(2,961)	(9)%	57,245	63,538	(6,293)	(10)%
Total Operating Expenses	$4,367,866	$6,330,791	$(1,962,925)	(31)%	$11,558,482	$13,835,464	$(2,276,982)	(16)%
LOSS FROM OPERATIONS	$(4,367,866)	$(6,330,791)	$(1,962,925)	(31)%	$(11,558,482)	$(13,835,464)	$2,276,982	(16)%
Other Income (Expenses)
Change in fair value of contingent consideration	—	(167,255)	167,255	(100)%	—	(2,991,897)	2,991,897	(100)%
Loss on extinguishment of contingent consideration liability	—	—	—	0%	(419,182)	—	(419,182)	(100)%
Interest expense	(92,892)	(93,382)	490	(1)%	(188,477)	(183,121)	(5,356)	3%
Gain (Loss) on currency transactions	—	—	—	0%	—	9	(9)	100%
Interest and other income	3,010	8,487	(5,477)	(65)%	8,633	15,597	(6,964)	(45)%
Total Other Income (Expenses)	(89,882)	(252,150)	162,268	(64)%	(599,026)	(3,159,412)	2,560,386	(81)%
Loss Before Income Taxes	$(4,457,748)	$(6,582,941)	$2,125,193	(32)%	$(12,157,508)	$(16,994,876)	$(4,837,368)	(28)%
Income Tax (Expense) Benefit	$—	$—	$—	0%	$—	$(34)	$34	100%
NET LOSS	$(4,457,748)	$(6,582,941)	$(2,125,193)	(32)%	$(12,157,508)	$(16,994,910)	$4,837,402	(28)%

Revenues

We are a pre-revenue, pre-clinical biotechnology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the three months ended December 31, 2022, and 2021, were $4,367,866 and $6,330,791 respectively, representing a decrease of $1,962,925, or approximately 31%. The decrease in operating expenses primarily relates to a decrease in research and development expenses of $2,011,263 partially offset by an increase in general and administrative expenses of $51,299.

Our operating expenses for the six months ended December 31, 2022, and 2021, were $11,558,482 and $13,835,464, respectively, representing a decrease of $2,276,982 or approximately 16%. The decrease in operating expenses primarily relates to a decrease in research and development expenses of $2,461,324, partially offset by an increase in general and administrative expenses of $190,635.

General and administrative expenses for the three months ended December 31, 2022, and 2021, were $4,013,063 and $3,961,764, respectively, representing an increase of $51,299 or approximately 1%. The variance is related to an increase in legal expenses of $1,115,456 and compensation and related expenses of $243,919, partially offset by a decrease in stock-based compensation of $1,223,337.

General and administrative expenses for the six months ended December 31, 2022, and 2021, were $8,569,903 and $8,379,268, respectively, representing an increase of $190,635 or approximately 2%. The variance primarily relates to an increase in legal expenses of $2,393,807 and compensation and related expenses of $906,299, partially offset by a decrease in stock-based compensation of $2,925,304.

Research and development expenses for the three months ended December 31, 2022, and 2021, were $325,959 and $2,337,222, respectively, representing a decrease of $2,011,263 or approximately 86%. The variance is primarily driven by a decrease of $508,500 in expenses related to payments made to a related party for an abandoned product candidate, and $1,273,343 in collaborating partner expenses with CDMO and CRO partners incurred in the prior period.

Research and development expenses for the six months ended December 31, 2022, and 2021, were $2,931,334 and $5,392,658, respectively, representing a decrease of $2,461,324 or approximately 46%. The variance is primarily driven by a decrease of $3,117,000 in expenses related to payments made to a related party for an abandoned product candidate, $381,986 in consulting expenses, and $226,562 in lab related expenses partially offset by an increase of $1,365,557 in collaborating partner expenses with CDMO and CRO partners.

The Company recorded other expense of $89,882 for the three months ended December 31, 2022, compared to other expense of $252,150 for the three months ended December 31, 2021, representing a decrease in other expense of $162,268 or 64%. The variance is primarily due to the change in fair value of the contingent consideration liability expense of $167,255 incurred in the prior period. The contingent consideration liability was settled in the period ending September 30, 2022.

The Company recorded other expense of $599,026 for the six months ended December 31, 2022, compared to other expense of $3,159,412 for the six months ended December 31, 2021, representing a decrease in other expense of $2,560,386 or 81%. The variance is primarily due to the change in fair value of the contingent consideration liability expense of $2,991,897, in the prior period net of a loss of $419,182 related to the extinguishment of the contingent consideration liability during the period ending September 30, 2022.

Net Loss

Net loss for the three months ended December 31, 2022, and 2021, was $4,457,748 and $6,582,941, respectively, representing a decrease in loss of $2,125,193 or approximately 32%. The decrease in net loss was primarily due to a decrease in research and development expenses of $2,011,263 and a decrease in expense related to the change in fair value of contingent consideration of $167,255.

Net loss for the six months ended December 31, 2022, and 2021, was $12,157,508 and $16,994,910, respectively, representing a decrease in loss of $4,837,402 or approximately 28%. The decrease in net loss was primarily due to a decrease in research and development expenses of $2,461,324, and a decrease in expense related to the change in fair value of contingent consideration of $2,991,897.

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

As noted above under the heading “Going Concern and Management’s Plans,” through December 31, 2022, we have incurred substantial losses. We will need additional funds for (a) research and development, (b) increases in personnel, and (c) the purchase of equipment, specifically to advance towards an Investigational New Drug Application (IND) following Pre-IND readouts from the FDA for ENOB-DC11, ENOB-HV-12, ENOB-HV-01, ENOB-HV-21 and ENOB-HB-01. The availability of any required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are currently involved or in the future may be involved could adversely affect our liquidity and financial position. If additional funds are required, we may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of December 31, 2022, the Company had $4,118,896 in cash and working capital of $(5,902,533) as compared to $9,172,142 in cash and working capital of $3,114,170 as of June 30, 2022, a decrease of 55% and 290%, respectively.

Assets

Total assets at December 31, 2022, were $80,273,663 compared to $84,632,663 as of June 30, 2022. The decrease in total assets was primarily due to the decrease in cash of $5,053,246. The change in cash is primarily attributed to $2,931,334 in research and development costs related primarily to CDMO and CRO costs, along with approximately $6,666,695 in general and administrative expenses, net of non-cash items, partially offset by an increase in accounts payable of $3,153,358 due to the timing of cash payments and funding totaling $1,625,000 related to warrants exercised during the period.

Liabilities

Total liabilities at December 31, 2022, were $13,374,307 compared to $12,013,815 as of June 30, 2022. The increase in total liabilities was primarily related to an increase of $3,153,358 in accounts payable due to timing of cash payments and $654,730 in other current liabilities related to a financing arrangement for an insurance policy partially offset by the reduction in the contingent consideration liability of $2,343,318.

The following is a summary of the Company’s cash flows (used in) or provided by operating, investing, and financing activities:

	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
Net Cash Used in Operating Activities	$(6,205,145)	$(9,897,151)
Net Cash Used in Investing Activities	(23,633)	(5,156)
Net Cash Provided by Financing Activities	1,158,375	2,950,741
Effect of exchange rates on cash	17,157	(4,937)
Change in Cash and Cash Equivalents	$(5,053,246)	$(6,956,503)

Cash Flows

Cash used in operating activities for the six months ended December 31, 2022, and 2021 was ($6,205,145) and ($9,897,151), respectively. Cash used in operating activities during the current period included $2,931,334 in research and development expenses for related CDMO and CRO costs, along with approximately $6,666,695 in general and administrative expenses, net of non-cash items, partially offset by an increase in accounts payable of $3,153,358 due to the timing of cash payments.

Cash provided by financing activities for the six months ended December 31, 2022, was $1,158,375 as compared to cash provided by financing activities of $2,950,741 during the six months ended December 31, 2021. During the six months ended December 31, 2022, the Company received financing from the exercise of warrants held by shareholders of $1,625,000 that was partially offset by repayments of a financing agreement of $466,625.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company and used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiency is attributed to the Company not having adequate resources to address complex accounting matters. This control deficiency will be monitored, and attention will be given to this matter as we grow.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed above. We expect to be deficient in our disclosure controls and procedures until sufficient capital is available to hire the appropriate internal accounting staff.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended December 31, 2022, that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
10.1	Form of Amended and Restated Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 23, 2023)
10.2	Amendment No. 3 to Promissory Note, effective December 30, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 23, 2023)
10.3 †	Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 23, 2023)
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.
***	Furnished herewith.
†	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2023	ENOCHIAN BIOSCIENCES INC.

	By:	/s/ Mark Dybul
Mark Dybul
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)