Form 10-Q
period 2023-03-31
Enochian Biosciences Inc
filed 2023-05-12
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, the number of shares of the registrant’s common stock outstanding was 58,283,591.

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

The results for the periods ended March 31, 2023, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission on February 27, 2023.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,948,042	$9,172,142
Prepaids and other assets	978,883	392,996
Total Current Assets	3,926,925	9,565,138

Property and equipment, net	529,254	586,536

OTHER ASSETS:
Definite life intangible assets, net	41,095	44,268
Indefinite life intangible assets, net	61,571,000	61,571,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	58,586	68,635
Operating lease right-of-use assets	963,869	1,157,086
Total Other Assets	74,274,550	74,480,989

TOTAL ASSETS	$78,730,729	$84,632,663

LIABILITIES
CURRENT LIABILITIES:
Accounts payable – trade	$4,471,354	$1,401,867
Accrued expenses	593,728	1,031,462
Other current liabilities	501,048	220,685
Contingent consideration liability	—	2,343,318
Notes payable, net	4,801,011	—
Convertible notes payable	1,200,000	1,200,000
Current portion of operating lease liabilities	206,222	253,636
Total Current Liabilities	11,773,363	6,450,968

NON-CURRENT LIABILITIES:
Notes payable, net	—	4,577,148
Operating lease liabilities, net of current portion	829,213	985,699
Total Non-Current Liabilities	829,213	5,562,847
Total Liabilities	12,602,576	12,013,815

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 100,000,000 shares authorized, 57,983,591 shares issued and outstanding at March 31, 2023, and 53,007,082 shares issued and outstanding at June 30, 2022	5,800	5,302
Additional paid-in capital	286,985,739	276,989,179
Accumulated deficit	(220,831,001)	(204,345,197)
Accumulated other comprehensive loss	(32,385)	(30,436)
Total Stockholders’ Equity	66,128,153	72,618,848

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,730,729	$84,632,663

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Operating Expenses
General and administrative	$3,796,057	$2,790,456	$12,365,960	$11,169,724
Research and development	239,137	1,212,380	3,170,471	6,605,038
Depreciation and amortization	28,242	31,720	85,487	95,258
Total Operating Expenses	4,063,436	4,034,556	15,621,918	17,870,020

LOSS FROM OPERATIONS	(4,063,436)	(4,034,556)	(15,621,918)	(17,870,020)

Other Income (Expense)

Loss on extinguishment of contingent consideration	—	—	(419,182)	—
Change in fair value of contingent consideration	—	(2,078,994)	—	(5,070,891)
Interest expense	(122,289)	(95,206)	(310,766)	(278,327)
Interest and other income (expense)	(142,571)	7,291	(133,938)	22,897
Total Other Income (Expense)	(264,860)	(2,166,909)	(863,886)	(5,326,321)

Loss Before Income Taxes	(4,328,296)	(6,201,465)	(16,485,804)	(23,196,341)

Income Tax (Provision) Benefit	—	—	—	(34)

NET LOSS	$(4,328,296)	$(6,201,465)	$(16,485,804)	$(23,196,375)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.08)	$(0.12)	$(0.30)	$(0.44)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	55,974,605	52,638,823	55,524,511	52,391,698

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Net Loss	$(4,328,296)	$(6,201,465)	$(16,485,804)	$(23,196,375)
Other Comprehensive (Loss)
Foreign currency translation, net of taxes	(2,110)	(2,677)	(1,949)	(10,660)

Comprehensive Loss	$(4,330,406)	$(6,204,142)	$(16,487,753)	$(23,207,035)

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2022	53,007,082	$5,302	$276,989,179	$(204,345,197)	$(30,436)	$72,618,848
Stock issued pursuant to warrants exercised	1,250,000	125	1,624,875			1,625,000
Contingent shares issued pursuant to acquisition agreement	1,250,000	125	2,762,375	—	—	2,762,500
Stock-based compensation	—	—	1,026,008	—	—	1,026,008
Net loss	—	—	—	(7,699,760)	—	(7,699,760)
Foreign currency translation adjustment	—	—	—	—	(7,754)	(7,754)
September 30, 2022	55,507,082	5,552	282,402,437	(212,044,957)	(38,190)	70,324,842
Shares issued in lieu of interest on $1.2 million notes payable extension	198,439	20	204,372	—	—	204,392
Stock-based compensation	—	—	819,955	—	—	819,955
Net loss	—	—	—	(4,457,748)	—	(4,457,748)
Foreign currency translation adjustment	—	—	—	—	7,915	7,915

December 31, 2022	55,705,521	5,572	283,426,764	(216,502,705)	(30,275)	66,899,356
Shares and warrants issued pursuant to private placement offering	2,178,070	218	2,482,782	—	—	2,483,000
Restricted shares issued for services rendered	100,000	10	107,990	—	—	108,000
Stock-based compensation	—	—	968,203	—	—	968,203
Net loss	—	—	—	(4,328,296)	—	(4,328,296)

Foreign currency translation adjustment	—	—	—	—	(2,110)	(2,110)
March 31, 2023	57,983,591	$5,800	$286,985,739	$(220,831,001)	$(32,385)	$66,128,153

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2021	52,219,661	$5,222	$265,580,356	$(90,911,805)	$(10,834)	$174,662,939
Stock-based compensation	—	—	2,727,975	—	—	2,727,975
Net loss	—	—	—	(10,411,969)	—	(10,411,969)
Foreign currency translation adjustment	—	—	—	—	(3,993)	(3,993)
September 30, 2021	52,219,661	5,222	268,308,331	(101,323,774)	(14,827)	166,974,952
Stock issued pursuant to warrants exercised	100,000	10	129,990	—	—	130,000
Shares issued pursuant to LPC purchase agreement	277,340	28	3,048,311	—	—	3,048,339
Stock-based compensation	—	—	2,043,292	—	—	2,043,292
Shares issued for fully vested RSUs	1,266	—	9,811	—	—	9,811
Restricted shares converted to shares for services rendered	35,000	3	(3)	—	—	—
Net loss	—	—	—	(6,582,941)	—	(6,582,941)
Foreign currency translation adjustment	—	—	—	—	(3,990)	(3,990)
December 31, 2021	52,633,267	5,263	273,539,732	(107,906,715)	(18,817)	165,619,463
Contingent shares issued pursuant to acquisition agreement	100,000	10	797,990	—	—	798,000
Shares issued pursuant to LPC purchase agreement	60,000	6	451,694	—	—	451,700
Shares issued for fully vested RSUs	5,000	1	(1)	—	—	—
Stock-based compensation	—	—	577,676	—	—	577,676
Net loss	—	—	—	(6,201,465)	—	(6,201,465)
Foreign currency translation adjustment	—	—	—	—	(2,677)	(2,677)
March 31, 2022	52,798,267	$5,280	$275,367,091	$(114,108,180)	$(21,494)	$161,242,697

See accompanying notes to the unaudited condensed consolidated financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,485,804)	$(23,196,375)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	85,487	95,258
Loss on extinguishment of contingent consideration liability	419,182	—
Change in contingent consideration liability	—	5,070,891
Stock based compensation expense	2,922,166	5,348,943
Amortization of discount on notes payable	223,863	222,822
Changes in assets and liabilities:
Other receivables	46	1,640
Prepaid expenses/deposits	689,273	364,078
Accounts payable	3,069,487	166,458
Accrued expenses	(407,433)	(716,001)
Other current liabilities	(18,520)	(30,004)
Operating leases, net	(10,684)	(9,559)
NET CASH USED IN OPERATING ACTIVITIES	(9,512,937)	(12,681,849)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,633)	(5,156)
NET CASH USED IN INVESTING ACTIVITIES	(23,633)	(5,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	1,625,000	130,000
Repayment of finance agreement	(840,992)	(449,765)
Proceeds from 2023 private placement	2,483,000	—
Proceeds from LPC equity agreement	—	3,500,039
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,267,008	3,180,274

Effect of exchange rates on cash	45,462	(6,762)

NET CHANGE IN CASH	(6,224,100)	(9,513,493)

CASH, BEGINNING OF PERIOD	9,172,142	20,664,410

CASH, END OF PERIOD	$2,948,042	$11,150,917

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$43,627	$55,880
Income Taxes	$—	$34
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent shares issued pursuant to acquisition agreement	$—	$798,000
Finance agreement entered into in exchange for prepaid assets	$1,139,875	$666,875
Shares issued in lieu of interest on $1.2 million notes payable extension	$204,392	$—

See accompanying notes to the unaudited condensed consolidated financial statement.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Enochian Biosciences Inc., (“Enochian,” or “Registrant”, and together with its subsidiaries, the “Company”, “we” or “us”) engages in the research and development of pharmaceutical and biological products for the treatment of Cancer, HIV, and HBV and other infectious diseases with the intent to manufacture said products.

Going Concern - These financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred substantial recurring losses from continuing operations and has an accumulated deficit of $220,831,001 as of March 31, 2023. The continuation of the Company as a going concern is dependent upon (i) its ability to successfully obtain FDA approval of its product candidates, (ii) its ability to obtain any necessary debt and/or equity financing, and (iii) its ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation – The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2023, and 2022 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2022, audited financial statements. The results of operations for the periods ended March 31, 2023, and 2022 are not necessarily indicative of the operating results for the full year.

Consolidation – For the three and nine months ended March 31, 2023, and 2022, the condensed consolidated financial statements include the accounts and operations of the Registrant and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

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

Functional Currency & Foreign Currency Translation – The functional currency of Enochian Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended March 31, 2023, and 2022. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured amounts at March 31, 2023, and June 30, 2022, of $2,594,707 and $8,805,495, respectively.

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

Impairment of Goodwill and Indefinite Lived Intangible Assets – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess. The annual fair value analysis performed on goodwill supported that goodwill was not impaired as of June 30, 2022, and no impairment is deemed necessary as of March 31, 2023 (see Note 5.)

For indefinite-lived intangible assets, such as licenses acquired as an IPR&D asset, on an annual basis we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. For the year ended June 30, 2022, the carrying value of the licenses acquired as an IPR&D asset exceeded its fair value. Therefore, the Company recorded an impairment loss of $93,253,000 during the year ended June 30, 2022. No additional impairment is deemed necessary as of March 31, 2023 (see Note 5.)

The carrying value of IPR&D and goodwill at March 31, 2023, was $61,571,000 and $11,640,000, respectively.

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

Leases – In accordance with ASC Topic 842, “Leases”, the Company determined the initial classification and measurement of its right-of-use assets and lease liabilities at the lease commencement date and thereafter. The lease terms include any renewal options and termination options that the Company is reasonably assured to exercise, if applicable. The present value of lease payments is determined by using the implicit interest rate in the lease, if that rate is readily determinable; otherwise, the Company develops an incremental borrowing rate based on the information available at the commencement date in determining the present value of the future payments.

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

Research and Development Expenses – The Company expenses research and development costs incurred in formulating, improving, validating, and creating alternative or modified processes related to and expanding the use of the potential Oncology, HIV and HBV therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for Oncology, HIV and HBV. Research and development expenses for the three and nine months ended March 31, 2023, amounted to $239,137 and $3,170,471, respectively. Research and development expenses for the three and nine months ended March 31, 2022, amounted to $1,212,380, and $6,605,038, respectively.

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes”, which requires an asset and liability approach for accounting for income taxes.

Loss Per Share – The Company calculates earnings/ (loss) per share in accordance with FASB ASC Topic 260, “Earnings Per Share”. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three and nine months ended March 31, 2023, and 2022, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 5,410,460 and 7,201,108 potential shares of Common Stock excluded from the Diluted EPS calculation as of March 31, 2023, and March 31, 2022, respectively.

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

Stock-Based Compensation – The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the required service period, which is generally the vesting period. Stock based compensation costs for the vesting of options, stock awards, and RSUs granted for the three and nine months ended March 31, 2023, were $1,076,203 and $2,922,166, respectively. Stock-based compensation costs for the vesting of the options and RSUs granted for the three and nine months ended March 31, 2022, were $577,676 and $5,348,943, respectively. (See Note 8.)

Recently Adopted Accounting Pronouncements – Recent accounting pronouncements issued by the FASB do not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of approximately $4,328,296 and $16,485,804 for the three and nine months ended March 31, 2023, respectively. As of March 31, 2023, the Company had cash and cash equivalents of $2,948,042 and an accumulated deficit of $220,831,001. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management intends to raise additional funds for (a) research and development, (b) increases in personnel, and (c) the purchase of equipment, specifically to advance the Company’s potential products through the regulatory process. The Company may raise such funds from time to time through public or private sales of equity or debt securities. Such financing may not be available on acceptable terms, or at all, and the failure to raise capital when needed could materially adversely affect the Company’s growth plans and its financial condition and results of operations.

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

There were no Level 1, 2 or 3 assets, nor any Level 1, 2 or 3 liabilities measured at fair value on a recurring basis as of March 31, 2023.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	March 31, 2023	June 30, 2022
Lab Equipment and Instruments	4-7	$570,157	$546,524
Leasehold Improvements	10	224,629	224,629
Furniture, Fixtures and Equipment	4-7	172,861	172,861
Total		967,647	944,014
Less Accumulated Depreciation		(438,393)	(357,478)
Net Property and Equipment		$529,254	$586,536

Depreciation expense amounted to $26,662, and $80,915 for the three and nine months ended March 31, 2023, respectively, and $27,990 and $83,787 for the three and nine months ended March 31, 2022, respectively.

NOTE 5 —INTANGIBLE ASSETS

At March 31, 2023, and June 30, 2022, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $41,095 and $44,268, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three and nine months ended March 31, 2023, was $1,580 and $4,572, respectively. Amortization expense for the three and nine months ended March 31, 2022, was $3,730 and $11,471, respectively.

At March 31, 2023, and 2022, indefinite life intangible assets consisted of a license agreement classified as In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible asset provides economic benefit, and goodwill.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2023, and June 30, 2022, definite and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2022	Period Change	Effect of Currency Translation	March 31, 2023
Definite Life Intangible Assets
Patents	20 Years	$279,257	$—	$10,324	$289,581
Less Accumulated Amortization		(234,989)	(4,572)	(8,925)	(248,486)
Net Definite-Life Intangible Assets		$44,268	$(4,572)	$1,399	$41,095

Indefinite Life Intangible Assets
License Agreement		$61,571,000	—	—	$61,571,000
Goodwill		11,640,000	—	—	11,640,000
Total Indefinite Life Intangible Assets		$73,211,000	—	—	$73,211,000

Expected future amortization expense is as follows:

Year ending June 30,
2023	$7,894
2024	11,067
2025	11,067
2026	11,067
Total	$41,095

During February 2018, the Company acquired a License Agreement (as licensee) to an HIV therapy which consists of a perpetual, fully paid-up, royalty-free, sub-licensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans (the “HIV License Agreement”). Because the HIV License Agreement is considered an IPR&D intangible asset it is classified as an indefinite life asset that is tested annually for impairment.

Impairment – Following the fourth quarter of each year, management performs its annual test of impairment of intangible assets by performing a quantitative assessment and determines if it is more likely than not that the fair value of the asset is greater than or equal to the carrying value of the asset. The results of the quantitative assessment indicated that the carrying value of the licenses acquired as an IPR&D asset exceeded its fair value, due to the sublicensing of ENOB HV-01, which required a different valuation approach and changes in other factors impacting the fair value of the asset. Therefore, an impairment adjustment of $93,253,000 was recorded in the year ended June 30, 2022. No additional impairment is deemed necessary as of March 31, 2023.

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

On June 19, 2018, the Company entered into a Lease Agreement for a term of ten years from September 1, 2018, with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet. On February 20, 2019, the Company entered into an Addendum to the original Lease Agreement with an effective date of December 1, 2019, where it expanded the lease area to include another 1,101 square feet for a total rentable 3,554 square feet. The base rent increases by 3% each year, and ranges from $17,770 per month for the first year to $23,186 per month for the tenth year. The equalized monthly lease expense for the term of the lease is $20,050. The Company subleased the space as of June 25, 2022 through April 30, 2023 (see subsection below “Sublease Agreement” for details.)

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s lease has a remaining lease term of 53 months. As of March 31, 2023, the weighted-average remaining term is 4.42 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of March 31, 2023, the weighted-average discount rate is 4.03%.

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

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below are the lease commitments for the next 5 years:

Year Ending June 30th	Lease Expense
2023	$60,001
2024	246,004
2025	253,384
2026	260,985
2027	313,836
Less imputed interest	(98,775)
Total	$1,035,435

Sublease Agreement

On June 20, 2022, the Company entered into a sublease Agreement with One Health Labs (the “Subtenant”), whereby the Subtenant agreed to lease 3,554 square feet of space currently rented by the Company in Century City Medical Plaza as of June 25, 2022, for a period of 3.5 years with an option to renew for the remaining term of the lease that ends as of June 19, 2028. The base rent was $17,770 per month plus $750 towards utility fees that were part of the original lease agreement and would increase by 3% each year over the term of the sub-lease. The Company received a total of $57,022 on July 1, 2022 after execution of the sublease to cover the first month rent, utility fee and deposit. The first sublease payment began on August 1, 2022.

In accordance with ASC Topic 842, the Company treated the sublease as a separate lease, as the Company was not relieved of the primary obligation under the original lease. The Company continued to account for the Century City Medical Plaza lease as a lessee and in the same manner as prior to the commencement date of the sublease. The Company accounted for the sublease as a lessor of the lease. The sublease was classified as an operating lease, as it does not meet the criteria of a sales-type or direct financing lease.

On April 18, 2023, the Company entered into a sublease termination Agreement with One Health Labs (the “Subtenant”), whereby the Subtenant and the Company agreed to terminate the sublease effective as of April 30, 2023. The Subtenant agreed to pay the Company $139,460 along with the security deposit of $35,540 for a total termination fee of $175,000, to permit early termination of the sublease.

The Company recognized operating income from the sublease on a straight-line basis in its statements of operations over the sublease term.

During the three and nine months ended March 31, 2023 and 2022, the net operating lease expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Operating Lease Expense	$99,099	$85,027	$239,759	$253,223
Sub lease Income	(53,310)	—	(159,930)	—

Total Net Lease Expense	$45,789	$85,027	$79,829	$253,223

Lease expense charged to general and administrative expenses for the three and nine months ended March 31, 2023, amounted to $45,789 and $79,829, respectively. Lease expense charged to general and administrative expenses for the three and nine months ended March 31, 2022, amounted to $85,027 and $253,223, respectively.

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

Effective December 30, 2022 (the “Effective Date”), the Company amended and restated the Convertible Notes (the “Amended and Restated Secured Notes”). Pursuant to the Amended and Restated Secured Notes, the due date was extended to February 28, 2024, unless the Company consummates a public offering or private placement prior to the maturity date (a “Qualified Offering”) and the Holder elects to convert the outstanding principal balance into Common Stock at the price being paid by the investors in such Qualified Offering. The interest was increased to twelve percent (12%) per annum, which was prepaid by the Company in full on the date of amendment through the issuance of 198,439 shares of the Company’s Common Stock which is comprised of 29,419 shares for accrued interest up to the Effective Date and 169,020 shares related to the prepayment of interest through the extension date of the Amended and Restated Secured Notes using the closing market price on the Effective date, of $1.03. The obligations of the Company under the Amended and Restated Secured Notes were secured by a security agreement (the “Security Agreement”). The Company evaluated the Secured Notes and conversion feature to determine the appropriate accounting treatment based on the terms of the agreement. In accordance with ASC 480-Distinguising Liabilities from Equity, the Company determined that the Secured Notes embody an obligation that may require the Company to settle with the issuance of a variable number of shares, where the monetary value of the obligation is based predominantly on a fixed monetary amount $1,200,000 known at inception. Accordingly, the Company recorded the Secured Notes as share settled debt. The total value of the shares issued was $204,392 which included $174,090 of prepaid interest and $30,302 for accrued interest as of December 30, 2022.

As of March 31, 2023 and 2022, the Company recorded accrued interest in the amount of zero and $12,030, which is included in accrued expenses, respectively. For the three and nine months ended March 31, 2023 the interest expense related to the Convertible Notes amounted to $37,155 and $73,608, respectively. For the three and nine months ended March 31, 2022 the interest expense related to the Convertible Notes amounted to $18,151 and $54,604 respectively. The Convertible Notes balance as of March 31, 2023 and 2022, was $1,200,000.

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

On May 17, 2022, the Company entered into a second amendment to the Promissory Note that extended the Maturity Date to November 30, 2023 and increased the interest rate from 6% to 12% per annum. All other terms of the Promissory Note remained the same. The change in Maturity Date required an additional year of interest at the fixed rate of 12% per annum. Pursuant to the amendment, the Company prepaid interest for the period November 30, 2022 until May 30, 2023 on the date of the amendment through the issuance of 47,115 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $299,178. All other accrued interest payable from May 30, 2023 to the Maturity Date shall be payable by the Company on May 30, 2023, at the option of the Holder either (i) in cash or (ii) in non-assessable shares of the Company’s Common Stock, valued at the closing sale price of the Common Stock on the Nasdaq Capital Market on May 30, 2023.

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

For the three and nine months ended March 31, 2023, discount amortization of $74,621 and $223,863 was charged to interest expense. For the three and nine months ended March 31, 2022, discount amortization of $74,274 and $222,822 was charged to interest expense. The Promissory Note balance, net of discount at March 31, 2023 is $4,801,011.

Finance Agreement — On November 30, 2022, the Company entered into a premium finance agreement (the “Agreement”) related to insurance, which resulted in a prepaid expense with a principal amount of $1,139,875 at 6.69% interest per annum. The repayment of the Agreement will be made in nine equal monthly installments of $96,220. For the three and nine months ended March 31, 2023, the Company made repayments of $374,367 and $840,992, respectively. For the three and nine months ended March 31, 2022, the Company made repayments of $222,167 and $449,765, respectively, which relates to the prior year’s insurance policy.

For the three and nine months ended March 31, 2023, the Company recorded interest expense related to the Agreement in the amount of $10,513 and $13,295, respectively. This amount is reflected in other income and expenses.

Total interest expense recorded for the three and nine months ended March 31, 2023, was $122,289 and $310,766, respectively. Total interest expense recorded for the three and nine months ended March 31, 2022, was $95,206 and $278,327, respectively.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock —The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. At March 31, 2023, and June 30, 2022, there were zero shares issued and outstanding.

Common Stock —The Company has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. At March 31, 2023, and June 30, 2022, there were 57,983,591 and 53,007,082 shares issued and outstanding, respectively.

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

Liquidation Rights — In the event of any liquidation, dissolution or winding up of the affairs of the Company, after payment of all debts and liabilities, the holders of Common Stock will be entitled to share ratably in the distribution of any of the remaining assets.

In the three and nine months ended March 31, 2023 there were 2,278,070 and 4,976,509 shares of Common Stock issued, respectively.

Purchase Agreement with Lincoln Park Capital

On July 8, 2020, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company was able to sell and issue to Lincoln Park, and Lincoln Park was obligated to purchase, up to $20,000,000 of shares of Common Stock from time to time through August 1, 2023.

In consideration for entering into the Purchase Agreement, we issued 139,567 shares of Common Stock to Lincoln Park as a commitment fee on July 21, 2020.

During the nine months ended March 31, 2023, we did not sell any shares of Common Stock to Lincoln Park under the Purchase Agreement. During the three and nine months ended March 31, 2022, we issued 60,000 and 337,340 shares of Common Stock to Lincoln Park under the Purchase Agreement for a purchase price of $451,700 and $3,500,039, respectively. As of October 17, 2022, we no longer had access to this Purchase Agreement as we are no longer able to use the registration statement on Form S-3 that registered the shares issuable to Lincoln Park under the Purchase Agreement.

March 2023 Private Placement

In March 2023, the  Company issued 2,178,070 shares of Common Stock and warrants to purchase 1,089,036 shares of common stock (“Purchase Warrants”) resulting in proceeds of $2,483,000 in a private placement offering (“Private Placement”). The Company effected the issuances of the shares of Common Stock from March 13, 2023 to March 29, 2023. The Purchase Warrants were immediately exercisable and had an exercise term of five years with an exercise price of $1.14 per share. The combined purchase price for one share of common stock and one Purchase Warrant was $1.14 per share. The private placement was made directly by the Company to persons who are not U.S. persons in reliance upon Regulation S of the Securities Act of 1933. No underwriter or placement agent was engaged by the Company for this private placement.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

2017 Warrants

On July 14, 2022, certain of our warrant holders exercised warrants to purchase 1,250,000 shares of Common Stock for total proceeds to the Company of $1,625,000, with corresponding earn-out distribution of the same number of shares in connection with the acquisition of Enochian BioPharma, Inc. This non-cash earn-out distribution impacted stockholders’ equity in the amount of $2,762,500 based on the share price on July 14, 2022 of $2.21. The Company recorded a loss on extinguishment of contingent consideration liability of $419,182 during the quarter ended December 31, 2022 which reflects the difference between the fair value of the shares and the contingent consideration liability at the time of extinguishment. As of December 31, 2022, all outstanding 2017 Warrants were exercised and there is no further contingent consideration liability balance remaining as of the end of this period.

Acquisition of Enochian Biopharma Inc. / Contingently issuable shares — On February 16, 2018, the acquisition of Enochian Biopharma was completed. As part of the acquisition, the stockholders of Enochian Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive contingent shares of Common Stock (“Contingent Shares”) pro rata upon the exercise or conversion of warrants, which were outstanding at closing. As of December 31, 2022, no further Contingent Shares are issuable.

Acquisition of Enochian Denmark — At March 31, 2023, and June 30, 2022, the Company maintained a reserve of 17,414 shares of Common Stock of the Registrant held in escrow according to Danish law (the “Escrow Shares”), all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Enochian Denmark held by non-consenting shareholders of Enochian Denmark on both March 31, 2023, and June 30, 2022, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. There have been 167,639 shares of Common Stock issued to non-consenting shareholders of Enochian Denmark as of March 31, 2023. During the three and nine months ended March 31, 2023, the Company issued zero shares of Common Stock to such non-consenting shareholders of Enochian Denmark.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows in the three months ended March 31, 2023:

Enochian Biosciences Inc.
Expected term (in years)	5.3 – 6.5
Volatility	84.66%-91.47%
Risk free interest rate	2.70%-4.24%
Dividend yield	0%

The Company recognized stock-based compensation expense of $1,076,203 and $2,922,166 for the three and nine months ended March 31, 2023, respectively. The Company recognized stock-based compensation expense related to the options of $577,676 and $5,348,943 for the three and nine months ended March 31, 2022, respectively. At March 31, 2023, the Company had approximately $2,127,498 of unrecognized compensation cost related to non-vested options.

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

Pursuant to the 2019 Plan, the Company granted options to purchase 15,000 and 193,000 shares of Common Stock to employees with a three-year vesting period during the three and nine months ended March 31, 2023, respectively. For the three and nine months ended March 31, 2022, the Company granted options to purchase 11,900 and 3,142,100 shares of Common Stock to employees with a three-year vesting period, respectively. One million shares were subject to performance based vesting criteria, and as of March 31, 2023, no expense has been recognized based on the assessment that these shares are not probable of vesting. As performance criteria for Years 2 and 3 are not probable, the Company has deemed forfeited the remaining two-thirds of the performance-based options as of March 31, 2022. One-third of these options were forfeited as of June 30, 2022.

During the three and nine months ended March 31, 2023, the Company granted options to purchase zero and 184,800 shares of Common stock to employees with a six-month vesting period, respectively. For the three and nine months ended March 31, 2022, the Company did not grant options to purchase shares of Common Stock to employees with a six-month vesting period.

During the three and nine months ended March 31, 2023, the Company granted options to purchase zero and 73,200 shares of Common stock to employees with a one-year vesting period, respectively. For the three and nine months ended March 31, 2022, the Company granted options to purchase zero and 65,000 shares of Common Stock to employees with a one-year vesting period, respectively.

During the three and nine months ended March 31, 2023, the Company granted options to purchase 64,655 and 275,572 shares of Common Stock, to the Board of Directors and Scientific Advisory Board Members with a one-year vesting period, respectively. For the three and nine months ended March 31, 2022, the Company granted options to purchase 23,314 and 86,776 shares of Common Stock to members of the Board of Directors and Scientific Advisory Board with a one-year vesting period, respectively.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

During the three and nine months ended March 31, 2023, the Company granted options to purchase 75,000 shares of Common Stock for consulting services with a one-year vesting period. For the three and nine months ended March 31, 2022, the Company granted options to purchase zero and 21,979 shares of Common Stock with immediate vesting, issued options to purchase zero and 24,500 shares of Common Stock with a one-year vesting period, and issued options to purchase zero and 60,000 shares of Common Stock with a three-year vesting period for consulting services, respectively.

All of the above options are exercisable at the market price of the Company’s Common Stock on the date of the grant.

At March 31, 2023 the Company had 2,722,302 options available to be issued under the 2019 Plan.

A summary of the status of the Plan Options outstanding at March 31, 2023, is presented below:

	Options Outstanding				Options Exercisable
	Exercise Price Ranges	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$1.00–4.50	1,014,928	8.89	$2.24	388,404	7.77	$2.86
	$4.51–6.50	2,503,102	7.87	$4.89	1,167,268	7.36	$5.26
	$6.51–12.00	803,393	7.45	$8.02	609,016	7.01	$7.93
Total		4,321,424	8.03	$4.85	2,164,689	7.33	$5.58

A summary of the status of the Plan Options at March 31, 2023, and changes since July 1, 2022, are presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	4,307,820	$5.37	8.55	$—
Granted	801,572	$1.92
Exercised	—	$—
Forfeited	(787,968)	$4.68
Expired/Canceled	—	$—
Outstanding at end of period	4,321,424	$4.85	8.03	$—
Exercisable at end of period	2,164,689	$5.58	7.33	$—

At March 31, 2023, the Company had 2,164,689 exercisable Plan Options outstanding. The total intrinsic value of options exercisable at March 31, 2023, was zero. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) and at March 31, 2023 (for outstanding options), less the applicable exercise price.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

Common Stock Purchase Warrants

A summary of the warrants outstanding at March 31, 2023 and changes since July 1, 2022, are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period	1,250,000	$1.30	1.02
Granted	1,089,036	$1.14	4.98
Exercised	(1,250,000)	$1.30	—
Cancelled/Expired	—	$—	—
Outstanding and exercisable at end of period	1,089,036	$1.14	4.98

Restricted Stock Units (RSUs)

The Company recognized stock-based compensation expense related to RSUs of zero for both the three and nine months ended March 31, 2023. The Company recognized stock-based compensation expense related to the RSUs of $228 and $258,559 for the three and nine months ended March 31, 2022, respectively.

Restricted Stock Awards (RSA)

The Company recognized stock-based compensation expense related to RSAs of $108,000 for the three and nine months ended March 31, 2023, respectively for a grant of 100,000 shares of restricted stock made to a consultant as consideration for consulting services. The Company recognized stock-based compensation expense related to RSAs of zero for both the three and nine months ended March 31, 2022.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Commitments

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, and amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments until the services were no longer being rendered or the G-Tech Agreement is terminated. As of May 25, 2022, the consultant was no longer able to render services, therefore no expense was incurred for the three and nine months ended March 31, 2023. For the three and nine months ended March 31, 2022, $75,000 and $225,000 was charged to research and development expenses in our Condensed Consolidated Statements of Operations related to this consulting agreement.

On January 31, 2020, the Company entered into a Statement of Work and License Agreement (the “HBV License Agreement”) by and among the Company, G-Tech, and G Health Research Foundation, a not for profit entity organized under the laws of California doing business as Seraph Research Institute (“SRI”) (collectively the “HBV Licensors”), whereby the Company acquired a perpetual, sublicensable, exclusive license (the “HBV License”) for a treatment under development (the “Treatment”) aimed to treat Hepatitis B Virus (HBV) infections.

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

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. During the three and nine months ended March 31, 2023 the Company paid a total of zero , and during the three and nine months ended March 31, 2022, the Company paid $144,500 and $1,011,500, respectively, for scientific staffing resources, research and development and Investigational New Drug (IND) enabling studies. During the three and nine months ended March 31, 2023, the Company paid zero for any type of milestone. During the three and nine months ended March 31, 2022 the Company paid zero and $1,500,000, respectively, for the milestone completion of a Pre-IND process following receipt of written comments in accordance with the HBV License Agreement. The Company has filed a claim against the HBV Licensors, which includes certain payments it made related to this license (see Contingencies sub-section below).

On April 18, 2021, the Company entered into a Statement of Work and License Agreement (the “Development License Agreement”), by and among the Company, G-Tech and SRI (collectively, the “Development Licensors”), whereby the Company acquired a perpetual sublicensable, exclusive license (the “Development License”) to research, develop, and commercialize certain formulations which are aimed at preventing and treating pan-coronavirus or the potential combination of the pan-coronavirus and pan-influenza, including the SARS-coronavirus that causes COVID-19 and pan-influenza (the “Prevention and Treatment”).

The Development License Agreement was entered into pursuant to the existing Framework Agreement between the parties dated November 15, 2019. The Development License Agreement states that in consideration for the Development License, the Company shall provide cash funding for research costs and equipment and certain other in-kind funding related to the Prevention and Treatment over a 24-month period. Additionally, the Development License Agreement provides for an up-front payment of $10,000,000 and a $760,000 payment for expenditures to date prior to the effective date related to research towards the Prevention and Treatment within 60 days of April 18, 2021. The amounts were paid on June 18, 2021 and June 25, 2021, respectively. The Development License Agreement provides for additional payments upon the occurrence of certain benchmarks in the development of the technology set forth in the Development License Agreement, in each case subject to the terms of the Development License Agreement.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Development License Agreement provides for cooperation related to the development of intellectual property related to the Prevention and Treatment and for a 3% royalty to G Tech on any net sales that may occur under the Development License Agreement. For both the three and nine months ended March 31, 2023, the Company paid zero related to this Development License Agreement. During the three and nine months ended March 31, 2022 the Company paid zero and $150,000 related to the Prevention and Treatment research. The Company is no longer pursuing any product candidates that relate to this license. The Company has filed a claim against the Development Licensors to recover all monies it paid related to this license (see Contingencies sub-section below).

On August 25, 2021, the Company entered into an ALC Patent License and Research Funding Agreement in the HIV Field (the “ALC License Agreement”) with Serhat Gümrükcü and SRI (collectively, the “ALC Licensors”) whereby the ALC Licensors granted the Company an exclusive, worldwide, perpetual, fully paid-up, royalty-free license, with the right to sublicense, proprietary technology subject to a U.S. patent application, to make, use, offer to sell, sell or import products for use solely for the prevention, treatment, amelioration of or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans; provided the ALC Licensors retained the right to conduct HIV research in the field. Pursuant to the ALC License Agreement, the Company granted a non-exclusive license back to the ALC Licensors, under any patents or other intellectual property owned or controlled by the Company, to the extent arising from the ALC License, to make, use, offer to sell, sell or import products for use in the diagnosis, prevention, treatment, amelioration or therapy of any (i) HIV Comorbidities and (ii) any other diseases or conditions outside the HIV Field. The Company made an initial payment to SRI of $600,000 and agreed to fund future HIV research conducted by the ALC Licensors, as mutually agreed to by the parties. On September 10, 2021, pursuant to the ALC License Agreement, the Company paid the initial payment of $600,000.

G-Tech and SRI are controlled by Serhat Gümrükcü and Anderson Wittekind, shareholders of the Company.

Shares held for non-consenting shareholders – The 17,414 remaining shares of Common Stock related to the Acquisition of Enochian Denmark have been reflected as issued and outstanding in the accompanying financial statements. There were zero shares of Common Stock issued to such non-consenting shareholders during the three and nine months ended March 31, 2023 (see Note 8.)

Service Agreements – The Company had a consulting agreement for services of a Senior Medical Advisor for up to $210,000 per year on a part-time basis. This consulting agreement was terminated as of October 31, 2022. The Company maintains employment agreements with other staff in the ordinary course of business.

Contingencies

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) were filed by purported stockholders of ours in the United States District Court for the Central District of California against us and certain of our current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice, but the Chow action remains pending. The defendants did not respond to the complaint in the Manici action and have not yet responded to the complaint in the Chow action. The Company intends to contest this matter but expresses no opinion as to the likelihood of a favorable outcome.

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Federal Derivative Litigation. On September 22, 2022, Samuel E. Koenig filed a shareholder derivative action in the United States District Court for the Central District of California. On January 19, 2023, John Solak filed a substantially similar shareholder derivative action in the United States District Court for the District of Delaware. Both derivative actions recite similar underlying facts as those alleged in the Securities Class Action Litigation. The actions, filed on behalf of the Company, name Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The actions also name the Company as a nominal defendant. The actions allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and also set out claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiffs do not quantify any alleged injury, but seek damages, disgorgement, restitution, and other costs and expenses. On January 24, 2023, the United States District Court for the Central District of California stayed the Koenig matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On April 6, 2023, the United States District Court for the District of Delaware stayed the Solak matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. The defendants have not yet responded to either complaint. The Company intends to contest these matters but expresses no opinion as to the likelihood of favorable outcomes.

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County, reciting similar underlying facts as those alleged in the Securities Class Action Litigation. The action, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The action also names the Company as a nominal defendant. The action sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. The Court also set a status conference for November 6, 2023. The defendants have not yet responded to the complaint. The Company intends to contest this matter but expresses no opinion as to the likelihood of a favorable outcome.

On October 21, 2022, the Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Serhat Gümrükcü, William Anderson Wittekind (“Wittekind”), G-Tech Bio LLC (“G Tech”), SG & AW Holdings LLC (“SG & AW”), and SRI. The Complaint alleges that the defendants engaged in a “concerted, deliberate scheme to alter, falsify, and misrepresent to the Company the results of multiple studies supporting its [Hepatitis B] and SARS-CoV-2/influenza pipelines.” Specifically, “Defendants manipulated negative results to reflect positive outcomes from various studies, and even fabricated studies out of whole cloth.” As a result of the defendants’ conduct, the Company claims that it “paid approximately $25 million to Defendants and third-parties that it would not otherwise have paid.” On April 21, 2023, defendants Wittekind, G Tech, SG & AW, and SRI filed a demurrer with respect to some, but not all, of the Company’s claims, as well as a motion to strike.

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

ENOCHIAN BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — RELATED PARTY TRANSACTIONS

On March 17, 2023, RS Bio ApS, a Danish entity, participated in the Private Placement and purchased 877,193 of common stock and warrants to purchase 438,597 shares of Common Stock resulting in proceeds to the Company of $1,000,000. Mr. Rene Sindlev, the Chairman of the Company’s Board of Directors, holds the sole voting and disposition power of the shares owned by RS Bio ApS. The Board of Directors (excluding Mr. Sindlev) approved the participation of certain officers and directors of the Company in the Private Placement on identical terms as the other investors of the Private Placement (see Note 8).

There were no payments made to G-Tech by the Company for the three and nine months ended March 31, 2023. For the three and nine months ended March 31, 2022, the Company paid G-Tech $354,500 and 3,891,500, respectively, which included payments for consulting agreements related to HIV, and contractual costs related to the HBV License, the Development License, the ALC License (see Note 9), and security expenses.

NOTE 11 — SUBSEQUENT EVENTS

On April 11, 2023, the Company received final proceeds of $228,000 in connection with the March 2023 Private Placement, whereby the Company issued 200,000 shares of Common Stock and warrants to purchase 100,000 shares of Common Stock. The Company received a total of $2,711,000 in connection with the March 2023 Private Placement, whereby the Company issued a total of 2,378,070 shares of Common Stock and warrants to purchase 1,189,036 shares of Common Stock (see Note 8).

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

Our Business

We are a biotechnology company committed to developing advanced cell and gene therapies to promote stronger immune system responses potentially for long-term or life-long cancer remission in some of the deadliest cancers, and potentially to treat or cure serious infectious diseases such as Human Immunodeficiency Virus (HIV) and potentially Hepatitis B virus (HBV) infection.

Our product development strategy is anchored in the use of “non-self” or allogeneic cells that enhance the immune response that we seek to elicit.

Over the past several years, Enochian BioSciences has evolved from a company with a single product candidate as a potential cure for HIV (ENOB-HV01), adding two additional pipeline candidates for HIV (ENOB-HV12 and ENOB-HV21), a pipeline for HBV (ENOB-HB01), and with a significant expansion into cancer immune therapies to address high unmet needs from difficult-to- treat solid tumors (ENOB-DC11.)

The oncology platform is now at the forefront of our development activities, beginning with pancreatic cancer and potentially other solid tumors with poor treatment and short life expectancy.

Many operational aspects of our platforms can be quickly adapted to multiple disease states from a single therapeutic approach, potentially streamlining and accelerating development, and regulatory process, as well as manufacturing operations. Moreover, because our product candidates do not require specialized delivery devices, our potentially groundbreaking interventions could have worldwide applicability.

The Company responds quickly to new data and perceived development opportunities and risks assessments. Based on the maturation of our pipelines, the Company makes business decisions to prioritize the programs that could move more rapidly through development and commercial processes.

Therapeutic Platforms

The Company’s general approach with gene- and/or cell-therapy is to enhance the immune system to allow a person to better fight diseases. The Company is leveraging general principles and advances in the knowledge of the immune response to genetically or otherwise engineered cells with enhanced attributes to promote the recognition and elimination of diseased cells.

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

HBV Gene Therapy

Enochian BioSciences is exploring various approaches for gene therapy design elements to potentially eliminate virus-infected cells with an innovative use of the allogenic cell model molecular mechanism that co-opts the virus’ machinery to induce the death of infected cells rather than reproducing and causing more infection to exacerbate disease.

Oncology:

ENOB-DC11: Genetically modified Allogeneic Dendritic Cell Therapeutic Vaccine as Potential Product for Long-term Remission of Solid Tumors – Starting with Pancreatic Cancer

Allogeneic Cell Therapy Platform –moderately Advanced Pre-Clinical

Based on learning from peer-reviewed publications of Phase I/IIa trials, we have designed an innovative therapeutic vaccination platform that could potentially be used to induce life-long remission from some of the deadliest solid tumors. The survival rate in pancreatic cancer is currently only 5 to 10 percent at 5 years.

Initial preclinical in vitro and proof of concept in vivo studies have been encouraging. The platform might also allow for non-specific immune enhancement that could have impact against a broad array of solid tumors. We initially plan to target pancreatic cancer. However, we intend to seek IND approval to include safety assessment in a wide range of solid tumors in phase 1/2a, and narrow down to a few promising candidates such as pancreatic, triple negative breast, oral cancers, mesothelioma etc., based on early clinical signals. As with HIV, our approach would potentially allow for outpatient therapy without wiping out or significantly impairing the patient’s immune system, as many current approaches require.

Enochian BioSciences has initiated a collaboration with Dr. Anahid Jewett from UCLA to study further the in vitro and in vivo effectiveness of the approach in pancreatic cancer. Dr. Jewett created an innovative pancreatic cancer mouse model that mimics the human immune system in combination with implanted human cancer cells. Early results show promising substantial tumor size reduction. With reproducible outcome in human pancreatic tumor animal studies, we are now fully committed to process development IND submission early/mid 2024. If successful, clinical trials in humans could be possible by the first half of 2024.

ENOB-DC12--XX: Genetically modified Allogeneic Dendritic Cell Therapeutic Vaccine as Potential Product for Long-term Remission of Additional Indications

The technology is a platform that could potentially be adapted to other solid tumors first line and/or salvage therapy, by itself or, potentially, in combination with other cancer treatments. Additional indications are being evaluated strategically to balance risk and opportunity to advance therapeutic development quickly in cancer indications with few treatment options.

Infectious Diseases:

HIV:

ENOB-HV12: HIV Therapeutic Vaccines for Potential Long-term Remission/Cure

Allogeneic Cell Therapy Platform - Advanced Pre-Clinical Stage; Non-Human Primate Studies Ongoing.

In persons living with HIV who are controlling the spread of virus with anti-retroviral (ARV) treatment, boosting the immune system in a different way than the virus already has through infection, could allow for control of HIV after stopping ARVs.

Enochian BioSciences is developing ENOB-HV12 that utilizes a novel cellular and immunotherapy approach that could potentially provide therapeutic vaccines for HIV (ENOB-HV12). A non-human primate study of the therapeutic vaccine in primates at the Fred Hutchinson Cancer Research Center is ongoing. Animals began receiving the first injections of the potential therapeutic vaccine in August, 2022. Preliminary results could potentially be available by mid-2023. A Pre-IND request could be submitted by late 2023 to early 2024 with IND submission and the beginning of Phase I clinical trials by mid- to late 2024.

ENOB-HV01: Autologous Transplant with Genetically Modified Cells:

FDA INTERACT Meeting Held February 2020 - Advanced Pre-Clinical Stage

We have pioneered a novel enabling technology (ALDH gene modification) that we believe will allow sufficient engraftment of the CCR5 gene-modified Hematopoietic Stem Cell (HSC) to eliminate the need for Antiretroviral Treatment (ART.)

Management conducted a successful FDA INTERACT Meeting in alignment with the Company’s experimental plan. Although in vitro and in vivo studies have demonstrated promising results, further development of ENOB-HV01 at this time was deemed costly and a long-term undertaking. While the Company plans to return to full development of the approach when resources are available, it has become less attractive and been deprioritized for business reasons, while pipelines that could move more quickly have been prioritized (e.g., DC11). Therefore, a business decision was made to sub-license the ALDH gene modification.

ENOB-HV01 was sub-licensed to Caring Cross with a profit share arrangement. Caring Cross is developing a CAR-T approach that they believe, when combined with Enochian Biosciences ALDH gene modification, could enhance engraftment of their CAR-T cell therapy and enhance their likelihood of success.

ENOB-HV21: Immunotherapy with Allogeneic NK/GDT Cells

Allogeneic Cell Therapy Platform -Pre-IND conducted - Advanced Pre-Clinical with Human Data through a Collaboration

We are also exploring ENOB-HV21, an innovative treatment for HIV with allogeneic Natural Killer (NK) and Gamma Delta T-Cells (GDT). It is believed that the GDT cells, a small subset of immune cells that can be infected with HIV, could both be infected by, and be a key factor in controlling the virus. The initial scientific findings were presented during the American Society of Gene & Cell Therapy (ASCGT) Annual Meeting in 2021. Enochian BioSciences has an exclusive license to use the underlying patent to develop ENOB-HV21 for potential treatment or cure of HIV. A successful investigator-initiated Pre-IND was completed in October 2021. However, due to a shift in priorities to the Oncology pipeline, Enochian BioSciences does not plan to pursue the IND and potential clinical trial in the medium to long term.

HBV:

ENOB-HB01: Potential Cure for HBV

HBV Gene Therapy -Pre-Clinical

ENOB-HB01 is in an early pre-clinical phase as we explore various approaches for gene therapy design elements. If those explorations are successful, it is possible we could begin the regulatory process at the earliest in the first half of 2024. However, our highest priority is currently the oncology platform, beginning with pancreatic cancer.

Corporate History

We were incorporated under the laws of the State of Delaware on January 18, 2011, under the name Putnam Hills Corp. and in 2014 we merged with and changed our name to DanDrit Biotech USA, Inc. In 2018, we acquired Enochian Biopharma and changed our name to Enochian BioSciences Inc.

Going Concern and Management’s Plans

The financial statements included elsewhere herein for the period ended March 31, 2023, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of March 31, 2023, we had cash and cash equivalents of $2,948,042, an accumulated deficit of $220,831,001, and total liabilities of $12,602,576. We have incurred losses from continuing operations, have used cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has reduced overhead and administrative costs by streamlining the organization to focus around two of its therapies (oncology and a HIV therapeutic vaccine). The Company has tailored its workforce to focus on these therapies. In addition, management has extended its $1.2 million convertible notes 12 months out to be payable on February 28, 2024, and the Company was able to secure $2.7 million in additional funding through a Private Placement and intends to attempt to secure additional required funding through equity or debt financing. However, there can be no assurance that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Funding that we may receive during fiscal 2023 is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates, and to begin building working capital reserves.

Results of Operations for the three and nine months ended March 31, 2023, compared to the three and nine months ended March 31, 2022

The following table sets forth our revenues, expenses, and net loss for the three and nine months ended March 31, 2023, and 2022. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Increase/(Decrease)		March 31,		Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Operating Expenses
General and administrative	3,796,057	2,790,456	1,005,601	36%	12,365,960	11,169,724	1,196,236	11%
Research and development	239,137	1,212,380	(973,243)	(80)%	3,170,471	6,605,038	(3,434,567)	(52)%
Depreciation and amortization	28,242	31,720	(3,478)	(11)%	85,487	95,258	(9,771)	(10)%
Total Operating Expenses	4,063,436	4,034,556	28,880	1%	15,621,918	17,870,020	(2,248,102)	(13)%
LOSS FROM OPERATIONS	(4,063,436)	(4,034,556)	(28,880)	1%	(15,621,918)	(17,870,020)	2,248,102	(13)%
Other Income (Expenses)
Change in fair value of contingent consideration	—	(2,078,994)	2,078,994	(100)%	—	(5,070,891)	5,070,891	(100)%
Loss on extinguishment of contingent consideration	—	—	—	0%	(419,182)	—	(419,182)	(100)%
Interest expense	(122,289)	(95,206)	(27,083)	28%	(310,766)	(278,327)	(32,439)	12%
Interest and other income (expense)	(142,571)	7,291	(149,862)	(2,055)%	(133,938)	22,897	(156,835)	(685)%
Total Other Income (Expenses)	(264,860)	(2,166,909)	1,902,049	(88)%	(863,886)	(5,326,321)	4,462,435	(84)%
Loss Before Income Taxes	(4,328,296)	(6,201,465)	1,873,169	(30)%	(16,485,804)	(23,196,341)	6,710,537	(29)%
Income Tax (Provision) Benefit	—	—	—	0%	—	(34)	34	(100)%
NET LOSS	$(4,328,296)	$(6,201,465)	$1,873,169	(30)%	$(16,485,804)	$(23,196,375)	$6,710,571	(29)%

Revenues

We are a pre-revenue, pre-clinical biotechnology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the three months ended March 31, 2023, and 2022, were $4,063,436 and $4,034,556 respectively, representing an increase of $28,880, or approximately 1%. The increase in operating expenses primarily relates to an increase in general and administrative expenses of $1,005,601 partially offset by a decrease in research and development expenses of $973,243.

Our operating expenses for the nine months ended March 31, 2023, and 2022, were $15,621,918 and $17,870,020, respectively, representing a decrease of $2,248,102 or approximately 13%. The decrease in operating expenses primarily relates to a decrease in research and development expenses of $3,434,567, partially offset by an increase in general and administrative expenses of $1,196,236.

General and administrative expenses for the three months ended March 31, 2023, and 2022, were $3,796,057 and $2,790,456, respectively, representing an increase of $1,005,601 or approximately 36%. The variance is primarily related to increases in accounting related expenses of $443,212, legal expenses of $378,421 and stock-based compensation of $498,529, partially offset by decreases in recruiting fees of $140,708.

General and administrative expenses for the nine months ended March 31, 2023, and 2022, were $12,365,960 and $11,169,724, respectively, representing an increase of $1,196,236 or approximately 11%. The variance primarily relates to increases in legal expenses of $2,611,749, accounting related expenses of $579,249, and compensation and related expenses of $981,671, partially offset by a decrease in stock-based compensation of $2,426,777, security costs of $405,000 and recruiting fees of $281,407.

Research and development expenses for the three months ended March 31, 2023, and 2022, were $239,137 and $1,212,380, respectively, representing a decrease of $973,243 or approximately 80%. The variance is primarily driven by a decrease of $730,000 in collaboration expenses with CDMO and CRO partners, and $219,500 R&D consulting expenses incurred in the prior period for abandoned product candidates.

Research and development expenses for the nine months ended March 31, 2023, and 2022, were $3,170,471 and $6,605,038, respectively, representing a decrease of $3,434,567 or approximately 52%. The variance is primarily driven by a decrease of $2,578,754 in expenses related to collaboration partner expenses for abandoned product candidates, $537,434 in R&D consulting expenses, and $228,185 in lab related expenses.

The Company recorded other expense of $264,860 for the three months ended March 31, 2023, compared to other expense of $2,166,909 for the three months ended March 31, 2022, representing a decrease in other expense of $1,902,049 or 88%. The variance is primarily due to the change in fair value of the contingent consideration liability expense of $2,078,994 incurred in the prior period. The contingent consideration liability was settled in the period ending September 30, 2022.

The Company recorded other expense of $863,886 for the nine months ended March 31, 2023, compared to other expense of $5,326,321 for the nine months ended March 31, 2022, representing a decrease in other expense of $4,462,435 or 84%. The variance is primarily due to the change in fair value of the contingent consideration liability expense of $5,070,891, in the prior period net of a loss of $419,182 related to the extinguishment of the contingent consideration liability during the period ending September 30, 2022.

Net Loss

Net loss for the three months ended March 31, 2023, and 2022, was $4,328,296 and $6,201,465, respectively, representing a decrease in loss of $1,873,169 or approximately 30%. The decrease in net loss was primarily due to a decrease in expense related to the change in fair value of contingent consideration of $2,078,994.

Net loss for the nine months ended March 31, 2023, and 2022, was $16,485,804 and $23,196,375, respectively, representing a decrease in loss of $6,710,571 or approximately 29%. The decrease in net loss was primarily due to a decrease in research and development expenses of $3,434,567, and a decrease in expense related to the change in fair value of contingent consideration of $5,070,891, partially offset by a loss of $419,182 related to the extinguishment of the contingent consideration liability and an increase in general and administrative expenses of $1,196,236.

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

As noted above under the heading “Going Concern and Management’s Plans,” through March 31, 2023, we have incurred substantial losses. We will need additional funds for (a) research and development, (b) increases in personnel, and (c) the purchase of equipment, specifically to advance towards an Investigational New Drug Application (IND) following Pre-IND readouts from the FDA for ENOB-DC11, ENOB-HV-12, ENOB-HV-01, ENOB-HV-21 and ENOB-HB-01. The availability of any required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are currently involved or in the future may be involved could adversely affect our liquidity and financial position. We may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of March 31, 2023, the Company had $2,948,042 in cash and working capital of $(7,846,438) as compared to $9,172,142 in cash and working capital of $3,114,170 as of June 30, 2022, a decrease of 68% and 352%, respectively.

Assets

Total assets at March 31, 2023, were $78,730,729 compared to $84,632,663 as of June 30, 2022. The decrease in total assets was primarily due to the decrease in cash of $6,224,100. The change in cash is primarily attributed to $3,170,471 in research and development costs related primarily to CDMO and CRO costs, along with approximately $9,358,307 in general and administrative expenses, net of non-cash items, partially offset by an increase in accounts payable of $3,069,487 due to the timing of cash payments, funding totaling $1,625,000 related to warrants exercised and $2,483,000 cash received from a private placement during the period.

Liabilities

Total liabilities at March 31, 2023, were $12,602,576 compared to $12,013,815 as of June 30, 2022. The increase in total liabilities was primarily related to an increase of $3,069,487 in accounts payable due to the timing of cash payments, partially offset by the reduction in the contingent consideration liability of $2,343,318.

The following is a summary of the Company’s cash flows (used in) or provided by operating, investing, and financing activities:

	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
Net Cash Used in Operating Activities	$(9,512,937)	$(12,681,849)
Net Cash Used in Investing Activities	(23,633)	(5,156)
Net Cash Provided by Financing Activities	3,267,008	3,180,274
Effect of exchange rates on cash	45,462	(6,762)
Change in Cash and Cash Equivalents	$(6,224,100)	$(9,513,493)

Cash Flows

Cash used in operating activities for the nine months ended March 31, 2023, and 2022 was ($9,512,937) and ($12,681,849), respectively. Cash used in operating activities during the current period included $3,170,471 in research and development expenses for related CDMO and CRO costs, along with approximately $9,358,307 in general and administrative expenses, net of non-cash items, partially offset by an increase in accounts payable of $3,069,487 due to the timing of cash payments.

Cash provided by financing activities for the nine months ended March 31, 2023, was $3,267,008 as compared to cash provided by financing activities of $3,180,274 during the nine months ended March 31, 2022. During the nine months ended March 31, 2023, the Company received financing from the exercise of warrants held by shareholders of $1,625,000 and $2,483,000 from a private placement that was partially offset by repayments of a financing agreement of $840,992.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company and used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiency is attributed to the Company not having adequate resources to address complex accounting matters. This control deficiency will be monitored, and attention will be given to this matter as we grow.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed above. We expect to be deficient in our disclosure controls and procedures until sufficient capital is available to hire the appropriate internal accounting staff.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2023, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) were filed by purported stockholders of ours in the United States District Court for the Central District of California against us and certain of our current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice, but the Chow action remains pending. The defendants did not respond to the complaint in the Manici action and have not yet responded to the complaint in the Chow action. The Company intends to contest this matter but expresses no opinion as to the likelihood of a favorable outcome.

Federal Derivative Litigation. On September 22, 2022, Samuel E. Koenig filed a shareholder derivative action in the United States District Court for the Central District of California. On January 19, 2023, John Solak filed a substantially similar shareholder derivative action in the United States District Court for the District of Delaware. Both derivative actions recite similar underlying facts as those alleged in the Securities Class Action Litigation. The actions filed on behalf of the Company, name Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The actions also name the Company as a nominal defendant. The actions allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and also set out claims for breach of fiduciary duty, contribution, and indemnification, aiding and abetting, and gross mismanagement. Plaintiffs do not quantify any alleged injury, but seek damages, disgorgement, restitution, and other costs and expenses. On January 24, 2023, the United States District Court for the Central District of California stayed the Koenig matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On April 6, 2023, the United States District Court for the District of Delaware stayed the Solak matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. The defendants have not yet responded to either complaint. The Company intends to contest these matters but expresses no opinion as to the likelihood of favorable outcomes.

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County, reciting similar underlying facts as those alleged in the Securities Class Action Litigation. The action, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The action also names the Company as a nominal defendant. The action sets out claims for breaches of fiduciary duty, contribution, and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. The Court also set a status conference for November 6, 2023. The defendants have not yet responded to the complaint. The Company intends to contest this matter but expresses no opinion as to the likelihood of a favorable outcome.

On October 21, 2022, the Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Serhat Gümrükcü, Wittekind, G Tech, SG & AW, and SRI. The Complaint alleges that the defendants engaged in a “concerted, deliberate scheme to alter, falsify, and misrepresent to the Company the results of multiple studies supporting its [Hepatitis B] and SARS-CoV-2/influenza pipelines.” Specifically, “Defendants manipulated negative results to reflect positive outcomes from various studies, and even fabricated studies out of whole cloth.” As a result of the defendants’ conduct, the Company claims that it “paid approximately $25 million to Defendants and third-parties that it would not otherwise have paid.” On April 21, 2023, defendants Wittekind, G Tech, SG & AW, and SRI filed a demurrer with respect to some, but not all, of the Company’s claims, as well as a motion to strike.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on April 3, 2023)
10.1	Form of Amended and Restated Senior Secured Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 23, 2023)
10.2	Amendment No. 3 to Promissory Note, effective December 30, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 23, 2023)
10.3 †	Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the SEC on February 23, 2023)
10.4	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on April 3, 2023)
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.
***	Furnished herewith.
†	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2023	ENOCHIAN BIOSCIENCES INC.

	By:	/s/ Mark Dybul
Mark Dybul
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)