Form 10-K
period 2023-06-30
RENOVARO BIOSCIENCES INC.
filed 2023-10-02
CIK 1527728

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL report under section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended June 30, 2023

☐ TRANSITION report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from

Commission file number 001-38758

RENOVARO BIOSCIENCES INC.
(Name of registrant in its charter)

Delaware	45-2559340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2080 Century Park East, Suite 906 Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

+1(305) 918-1980

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	RENB	The Nasdaq Stock Market LLC

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

On December 31, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $45,415,777.

As of September 29, 2023, the number of shares outstanding of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”) was 65,698,144.

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

Forward-looking statements include, but are not limited to, statements concerning:

●	Our ability to continue as a going concern and ability to raise additional capital if needed;

●	Our potentially continuous incurrence of losses as a pre-clinical-stage biotechnology company with no products that have achieved regulatory approval;

●	Our ability to generate revenue if we fail to develop marketable product;

●	Our dependence on substantial additional financing to support the research, development, licensing, manufacture, and marketing of product candidates and products, and the possibility that unforeseen operational costs will arise;

●	The dilutive effect on stockholders’ ownership interests of the Company raising capital through an equity issuance in connection with future equity financing or equity debt agreements;

●	Our dependence on the services of experts, including third parties to research and develop product candidates in cooperation with our employees and officers;

●	The difficulty or impossibility of predicting future clinical trial results and regulatory outcomes of our products based upon our pre-clinical or earlier clinical trial performance;

●	The application of heightened regulatory and commercial scrutiny to our gene, cell, and immunotherapy products given their novel nature and concomitant potential for actual or perceived safety issues;

●	Our ability to compete in a rapidly developing field, and the potential impact to our financial condition, product marketability, and operational capacities of a competitor receiving regulatory approval before us, or a competitor developing a more advanced or efficacious therapy than our product;

●	Potential delays or total failures of third parties, such as universities, non-profits, and clinical research centers, to perform obligations on which our product research and development rely;

●	The impact on our competitive position, business operations, and financial condition of implementation of amended healthcare laws and regulations related to healthcare pricing and reimbursement;

●	The dependence of certain of our pipelines on intellectual property licensed from licensors, and the severe adverse impact to our business operations of a disruption of one of our licensing relationships;

●	The potential monetary costs of defending our intellectual property rights in a dispute, and the possibility that an intellectual property dispute will not be settled in our favor;

●	The possibility that our patents and patent applications, even if unchallenged, will not sufficiently protect or provide exclusive use of our intellectual property, which could jeopardize our ability to commercialize our products and dissuade companies from subsequently collaborating with us;

ii

●	The negative impact to our competitive position and the value of our technology of our failure to protect trade secrets through the use of non-disclosure and confidentiality agreements, or the unavailability of adequate recourse for breach of such agreements;

●	The fluctuation and volatility of the market price of our Common Stock due to its limited public market, and the possibility that these issues will compound and strain our stockholders’ ability to resell their Common Stock;

●	Our significant dependence on sophisticated management with highly technical expertise to oversee business operations, and our ability to attract and retain qualified personnel to sustain growth;

●	Our ability to adapt to future growth by training an expanding employee base and shifting away from reliance on third-party contractors;

●	The risk of liability arising from claims of environmental damage, personal injury, and property damages in connection with our research and development activities, including those that involve the use of hazardous materials;

●	The possibility that enforcement actions to suspend or severely restrict our business operations will be brought against the Company for our failure to comply with laws or regulations and the potential costs of defending against such actions;

●	Our reliance on adequate maintenance of the security and integrity of our information technology systems to effectively operate our business; and

●	The impacts from the announcement that we have entered into a stock purchase agreement to acquire Gedi Cube Intl Ltd (the “Transaction”); and

●	Such other factors as discussed throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors herein.

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

In August 2023, the Company changed its corporate name from Enochian BioSciences Inc. to Renovaro BioSciences Inc. The Company will not distinguish between its prior and current corporate name and will refer to the Company’s current corporate name throughout this Annual Report on Form 10-K. As such, unless expressly indicated or the context requires otherwise, the terms "Renovaro," "company," "we," "us," and "our" in this document refer to Renovaro BioSciences Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

iii

PART I

Unless otherwise indicated or the context otherwise requires, all references in this prospectus to “we,” “us,” “our,” “Renovaro BioSciences” or the “Company” are to Renovaro BioSciences Inc., a Delaware corporation together with its wholly owned subsidiaries, Renovaro Biopharma, Inc., a Delaware corporation (“Renovaro Biopharma”) Renovaro Biosciences Denmark ApS, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark, and Renovaro Technologies, Inc., a Nevada corporation (“Renovaro Technologies”).

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

Over the past several years, Renovaro BioSciences has evolved from a company with a single product candidate as a potential cure for HIV, adding two additional pipeline candidates for HIV, a pipeline for HBV, and with a significant expansion into cancer immune therapies to address high unmet needs from difficult-to-treat solid tumors.

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

The Company responds quickly to new data and perceived development opportunities and risk assessments. Based on the maturation of our pipelines, the Company makes business decisions to prioritize the programs that could move more rapidly through development and commercial processes.

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

Renovaro Biosciences is developing innovative, proprietary approaches that involve gene- and/or cell-therapy to promote cancer fighting cells that are designed to potentially overcome those mechanisms and enhance the ability of a person living with a solid tumor to more easily recognize cancer cells and mount a much more robust and effective immune reaction to destroy them.

Pancreatic cancer remains a very deadly disease with only 5-10 percent of patients surviving 5 years. Initial preclinical in vitro and proof of concept in vivo studies of our immune-therapeutic approach for pancreatic cancer have demonstrated promising results.

The flexibility provided by the platform technology for quick adaptations during research and development and manufacturing processes could accelerate the development of potential products for other solid tumors beyond pancreatic cancer. For example, triple-negative breast cancer, glioblastoma, and renal cell carcinoma are all solid tumors with poor survival rates and limited treatment options. The platform might also allow for non-specific immune enhancement that could have impact against a broad array of solid tumors. As currently conceived, our approach could potentially allow for outpatient therapy without significant impairment of the patient’s immune system, as many current approaches require.

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

Through its advanced cell- and gene- therapy platforms, Renovaro BioSciences is developing unique tools potentially to enhance a person’s ability to both recognize and fight infections. Because those mechanisms aim to eliminate the cells that serve as a reservoir for viral replication, our therapy could potentially either cure or at least provide long term remission to people living with chronic infections.

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

According to the World Health Organization, more than 30 million people are living with HIV. In addition, as many as 1 million people, including people in high-income countries, continue to die each year from HIV due to the ability of the virus to evolve to evade the effects of the drugs, in particular in people who have been taking various drugs for many years. To date, there are no treatments that can eliminate the reservoir of immune cells that are infected with HIV from the body. Consequently, treatment for HIV is life-long.

HBV

Despite the availability of an effective vaccine and treatment that can control infection if it is taken daily for life, HBV is the world’s most common serious liver infection. According to the Hepatitis B Foundation, two billion people have been infected with HBV, approximately 300 million have chronic HBV infection, and nearly one million people die every year around the world. HBV remains the leading cause of liver cancer and the second leading cause of cancer deaths in the world.

While vaccines are increasingly required for children, many adults have not been vaccinated. Life-long treatment access can be limited and also can be difficult for certain people to follow due to its side effects.

Current efforts to develop novel treatments or cure largely focus on approaches to deplete the pool of the covalently closed circular DNA (cccDNA), a type of HBV DNA that is the root cause of HBV chronicity. Renovaro Biosciences is exploring the development of an innovative gene therapy approach to co-opt HBV polymerase, a key factor that the virus needs to reproduce itself and to induce the death of liver cells infected with the virus.

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

Cell Therapy enabling technology

In addition to the platform described above, Renovaro BioSciences has an innovative gene therapy approach to enhance the selection and engraftment (uptake) of cells carrying therapeutic attributes. Enhanced uptake or engraftment could play a critical role in some cases to increase the likelihood of therapeutic benefit. This technology was initially developed for autologous cell therapy from a person living with HIV, and genetically modifying those cells so they cannot be infected with most variants of HIV plus a gene modification to enhance uptake. We have sublicensed under a profit-sharing agreement our technology to potentially increase engraftment for potential use in CAR-T therapy as a potential cure for HIV.

HBV Gene Therapy

Renovaro BioSciences is exploring various approaches for gene therapy design elements to potentially eliminate virus-infected cells with an innovative molecular mechanism that co-opts the virus’ machinery to induce the death of infected cells rather than reproducing and causing more infection and exacerbate diseases.

Our Product Candidates

OUR DEVELOPMENT PIPELINE

Program	Indication	Proof of Concept	Pre-IND	IND-Enabling	IND-SUB	Phase 1/2A
RENB-DC-11*	**Dendritic Cell Therapeutic Vaccine for Pancreatic Cancer**				H1-2024	H2-2024
RENB-DC-12-XX	**Dendritic Cell Therapeutic Vaccine for Other Solid Tumors (TBD)**					
RENB-HV-12*	**HIV Therapeutic Vaccine**		H1-2024		H2-2025	
RENB-HV-21	**HIV Natural Killer & Gamma Delta T-Cell Treatment or Cure**					
RENB-HV-01**	**HIV Autologous Transplant**					
RENB-HB-01	**HBV Gene Therapy**					

CANCER HIV HBV

**Tier 1 Programs*
*** Renovaro has entered into a profit-sharing sub-license with Caring Cross for a key component of this technology*
***Legend:** H1- First Half; H2-Second Half*

1

Oncology:

RENB-DC-11: Genetically modified Allogeneic Dendritic Cell Therapeutic Vaccine as Potential Product for Long-term Remission of Solid Tumors – Starting with Pancreatic Cancer

Allogeneic Cell Therapy Platform – Advanced Pre-Clinical

Based on learning from peer-reviewed publications of Phase I/IIa trials, we have designed an innovative therapeutic vaccination platform that could potentially be used to induce life-long remission from some of the deadliest solid tumors. According to Cancer.net, the survival rate in pancreatic cancer is currently only 5 to 10 percent at 5 years.

Initial preclinical in vitro and proof of concept in vivo studies have been successful for pancreatic tumors. The platform might also allow immediate applicability for a broad array of solid tumors. We initially plan to establish general clinical safety/tolerability for solid tumors in a phase 1 study and target pancreatic cancer and other potential solid tumors in a phase 2a study that could include triple-negative breast cancer, mesothelioma, head and neck cancer. As with HIV, our approach would potentially allow for outpatient therapy without wiping out or significantly impairing the patient’s immune system, as many current approaches require.

Renovaro BioSciences is collaborating with Dr. Anahid Jewett from UCLA to study further the in vitro and in vivo effectiveness of our therapeutic approach for pancreatic cancer. Dr. Jewett created an innovative pancreatic cancer mouse model that reproduces the human immune system in combination with implanted human cancer cells. Early results show promising substantial tumor size reduction. We are now fully committed to process development/improvements with confirmatory in vivo data. We received constructive comments to our successful Pre-IND submission in May, which laid out our IND-enabling program for a possible IND submission in Q3 2024. If successful, clinical trials in humans could be possible shortly after in Q3 2024.

RENB-DC-12--XX: Genetically modified Allogeneic Dendritic Cell Therapeutic Vaccine as Potential Product for Long-term Remission of Additional Indications

The technology is a platform that could potentially be adapted to other solid tumors first line and/or salvage therapy, by itself or, potentially, in combination with other cancer treatments. Additional indications are being evaluated strategically to balance risk and opportunity to advance therapeutic development quickly in cancer indications with few treatment options. Our strategy for early clinical development intends to explore and assess all options for accelerated development.

Infectious Diseases:

HIV:

RENB-HV 12: HIV Therapeutic Vaccines for Potential Long-term Remission/Cure

Allogeneic Cell Therapy Platform - Advanced Pre-Clinical Stage; Non-Human Primate Studies Ongoing.

In persons living with HIV who are controlling the spread of virus with anti-retroviral (ARV) treatment, boosting the immune system in a different way than the virus already has through infection could allow for control of HIV after stopping ARVs.

Renovaro BioSciences is developing RENB-HV-12 that utilizes a novel cellular and immunotherapy approach that could potentially provide therapeutic vaccines for HIV (RENB-HV-12). A non-human primate study of the therapeutic vaccine in primates at the Fred Hutchinson Cancer Research Center is ongoing. Animals began receiving the first injections of the potential therapeutic vaccine in August 2022. Preliminary results are starting to be available and being analyzed. A Pre-IND request could be submitted during the first half of 2024, with IND submission and the beginning of Phase I clinical trials by the end of the second half of 2025.

RENB-HV-01: Autologous Transplant with Genetically Modified Cells:

FDA INTERACT Meeting Held February 2020 - Advanced Pre-Clinical Stage

There have been several efforts to cure HIV by re-engineering a person’s own T cells so that these cells no longer express a special protein (C-C chemokine co-receptor type 5 or CCR5), which HIV uses to gain entry to them. A naturally occurring mutation that blocks expression of CCR5 on T cells occurs in ~1% of people living in or from Northern Europe with no known adverse effects. The “Berlin patient”, and more recently the “London patient”, were HIV-positive people who developed cancer and were treated with a bone marrow transplant with cells donated from people with this naturally occurring mutation of CCR5. The Berlin and London patients seem to have been effectively cured from HIV providing proof-of-concept that HIV can be cured. However, because the transplanted cells come from another person, such transplants carry high risk and can result in death in a significant proportion of patients. Given the success with these two patients, several researchers and companies have attempted to replicate this experience by genetically modifying T cells of HIV-positive patients to render them unable to be infected by HIV and then returning them to the patient. Because the transplanted cells are from the same person, the risks to the patient are much lower. The uptake, or engraftment of the modified T cells, however, has not been optimal, leading to failure to achieve a cure. In addition, the transplant pre-treatment that has been used is bone marrow-destroying chemotherapy, which wipes out the patient’s immune system and can have long-term side effects including the risk of developing cancer.

We have pioneered a novel enabling technology (ALDH gene modification) that we believe will allow sufficient engraftment of the CCR5 gene-modified Hematopoietic Stem Cell (HSC) to eliminate the need for Antiretroviral Treatment (ART.)

Management conducted a successful FDA INTERACT Meeting in alignment with the Company’s experimental plan. Although in vitro and in vivo studies have demonstrated promising results, further development of RENB-HV-01 at this time was deemed costly and a long-term undertaking. While the Company may return to full development of the approach when resources are available, it has become less attractive and been deprioritized for business reasons, while pipelines that could move more quickly have been prioritized (e.g., DC-11). Therefore, a business decision was made to sub-license the ALDH gene modification.

RENB-HV-01 was sub-licensed to Caring Cross with a profit share arrangement. Caring Cross is developing a CAR-T approach that they believe, when combined with Renovaro Biosciences ALDH gene modification, could enhance engraftment of their CAR-T cell therapy and enhance their likelihood of success.

RENB-HV-21: Immunotherapy with Allogeneic NK/GDT Cells

Allogeneic Cell Therapy Platform -Pre-IND conducted - Advanced Pre-Clinical with Human Data through a Collaboration

We are also exploring RENB-HV-21, an innovative treatment for HIV with allogeneic Natural Killer (NK) and Gamma Delta T-Cells (GDT). It is believed that the GDT cells, a small subset of immune cells that can be infected with HIV, could both be infected by and be a key factor in controlling the virus. The initial scientific findings were presented during the American Society of Gene & Cell Therapy (ASCGT) Annual Meeting in 2021. Renovaro BioSciences has an exclusive license to use the underlying patent to develop RENB-HV-21 for potential treatment or cure of HIV. A successful investigator-initiated Pre-IND was completed in October 2021. However, due to a shift in priorities to the Oncology pipeline, Renovaro BioSciences does not plan to pursue the IND and potential clinical trial in the near to medium-term.

HBV:

RENB-HB-01: Potential Cure for HBV

HBV Gene Therapy - Pre-Clinical

RENB-HB-01 is in an early pre-clinical phase as we explore various approaches for gene therapy design elements. If those explorations are successful, it is possible we could begin the regulatory process at the earliest in the second half of 2024. However, our highest priority is currently the oncology platform, beginning with pancreatic cancer.

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

Assigned Intellectual Property

On August 16, 2022, the USPTO issued U.S. Patent No. 11,413,338 B2, “Methods and Compositions Using Recombinant Dendritic Cells for Cancer Therapy”, pertaining to methods and compositions for treating cancer by eliciting an immune response by administering dendritic cells expressing heterologous proteins. This patent protects RENB-DC-11: Genetically modified Allogeneic Dendritic Cells as Potential Product for Long-term Remission of Solid Tumors – Starting with Pancreatic Cancer and potential future products RENB-DC-12-XX: Genetically modified Allogeneic Dendritic Cells as Potential Product for Long-term Remission of Additional Indications for twenty years. This patent is owned by the Company, through assignment as of July 15, 2019.

On June 17, 2020, a patent application was filed entitled “Allogeneic T-Cell-Based HIV Vaccine to Induce Cellular and Humoral Immunity”, US 2021/0030795 A1 for the composition and method of use concepts for HV-12. This patent application is owned by the Company, through assignment as of September 28, 2021.

In-Licensed Technology

On February 16, 2018, Renovaro Biopharma, Renovaro’s wholly owned subsidiary, entered into a License Agreement (the “HIV License Agreement”) with Weird Science, LLC (“Weird Science”). The License Agreement contains, among other things, the following terms: (a) a perpetual, fully paid-up, royalty-free, sublicensable, and exclusive (including to the exclusion of Weird Science) worldwide license from Weird Science to Renovaro Biopharma to use Weird Science’s intellectual property and technology for the prevention, treatment, and/or amelioration of and/or therapy for HIV in humans, and research and development exclusively relating to HIV in humans (the “Field”) worldwide; (b) a nonexclusive, royalty-free, sublicensable license from Renovaro Biopharma to Weird Science to use the Renovaro technology to commercialize products outside of the Field worldwide; (c) a nonexclusive, royalty-free license from Renovaro Biopharma to Weird Science to use the results of a study with syngeneic and humanized mice models outside the Field and, at Weird Science’s own expense, to prosecute patents relating to the results of the study, which Weird Science will own, and (d) a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive (including to the exclusion of Weird Science) worldwide license from Weird Science to Renovaro Biopharma (which will be part of the license described in (a) above) to use patent applications and patents related to the study results disclosed in (d) above solely in the Field, and to make, have made, use, sell, offer to sell and import inventions claimed in such patent applications and patents solely in the Field. Our current product candidates covered by this license include RENB-HV-01: Autologous Transplant with Genetically Modified Cells.

On January 31, 2020, the Company entered into a Statement of Work and License Agreement (the “HBV License Agreement”) by and among the Company, G Tech Bio, LLC “(G-Tech”), and Seraph Research Institute (“SRI”) (formerly G Health Research Foundation), and, a not for profit entity organized under the laws of California doing business as Seraph Research Institute (“SRI”), whereby the Company acquired a perpetual, sublicensable, exclusive license (the “HBV License”) for a treatment under development (aimed to treat HBV infections in accordance with its agreement in principle with G-Tech and SRI announced by the Company on November 25, 2019. The HBV License Agreement states that in consideration for the HBV License, the Company would provide cash funding for research costs and equipment and certain other in-kind funding related to the licensed treatment over a 24-month period. The Company paid an upfront payment of $1.2 million on February 6, 2020. Our current product candidate under this license is RENB-HB-01 HBV Gene Therapy (see Note 9 in the Financial Statements).

On August 25, 2021, the Company entered into an ALC Patent License and Research Funding Agreement in the HIV Field (the “ALC License Agreement”) with SRI whereby the Company was granted an exclusive, worldwide, perpetual, fully paid-up, royalty-free license (the “ALC License”), with the right to sublicense, the proprietary technology subject to a U.S. patent application, to make, use, offer to sell, sell or import products for use solely for the prevention, treatment, amelioration of or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans; provided the licensor retained the right to conduct HIV research in the HIV Field. Pursuant to the ALC License Agreement, the Company granted a non-exclusive license back to licensor, under any patents or other intellectual property owned or controlled by the Company, to the extent arising from the ALC License, to make, use, offer to sell, sell or import products for use in the diagnosis, prevention, treatment, amelioration or therapy of any (i) HIV comorbidities and (ii) any other diseases or conditions outside the HIV Field. The Company made an initial payment to SRI of $600,000 and agreed to fund future HIV research, as mutually agreed to by the parties. Our current product candidate under this license is RENB-HV-21: HIV Natural Killer and Gamma Delta T Cell Treatment or Cure (see Note 9 in the Financial Statements).

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

 For RENB-DC-11, the competitive landscape is more complex.

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

CAR-T in solid tumors

In addition to hematological malignancies, a growing number of pharmaceutical, biotechnology, and academic institutions are researching and developing autologous and allogeneic chimeric antigen receptor T cell (“CAR-T”) therapies in the solid tumor setting. These CAR-T cell therapies are at a variety of stages of preclinical and clinical development, as well as directed towards a broad target spectrum. Four CAR-T therapies have been approved for treatment of leukemia.

TCR T cells

Competitors are developing TCR T cells (including affinity engineered T cells) that are directed towards a multitude of targets. Juno Therapeutics has developed an engineered TCR therapeutic candidate where the end TCR is purported to have enhanced affinity through stem-cell selection.

Other cell-based approaches

In addition to all the adoptive cell therapy approaches above, our competitors are also investigating the potential of Gamma Delta T cell, Chimeric Antigen Receptor - Natural Killer (CAR-NK) cell, Natural Killer (NK) cell, (NKT) cell and Cytotoxic T-cells (CTLs) either in a preclinical or clinical setting (both hematologic malignancies and solid tumors). In addition, Bristol Myers Squibb’s Abraxane is used for pancreatic cancer.

For RENB-HV-12, we are aware of a few biotech companies developing an HIV vaccine such as Geovax, Biosantech SA, and FIT Biotech, among a few others.

For RENB-HV-01, we are aware of two companies developing a gene therapy for HIV/AIDS: Sangamo and American Gene Technology.

For RENB-HB-01, there is an approved vaccine to prevent HBV infection. In addition, several approved combination antivirals can suppress replication, but do not cure HBV. Several companies are pursuing cures, mostly targeting the depletion of ccc-DNA.

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

 A company must submit an IND for each investigational medical product and specific indication(s) and must conduct clinical studies to demonstrate the safety and efficacy of the product necessary to obtain FDA approval. The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to participants including patients.

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

Before marketing approval can be secured for a product, the facility in which the product is manufactured must be inspected by the FDA and must comply with the FDA’s current Good Manufacturing Practices (“cGMP”) regulations. In addition, after marketing approval is secured, the manufacturing facility must be inspected periodically for cGMP compliance by FDA inspectors, and, if the facility is located in California, by inspectors from the Food and Drug Branch of the California Department of Health Services.

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

Other Healthcare Laws and Compliance Regulations

Although we currently do not have any products on the market, we may also be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. In the United States, among other things, the research, manufacturing, distribution, sale and promotion of pharmaceutical and biological products are potentially subject to regulation and enforcement by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (“CMS”), other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety and Health Administration, the Environmental Protection Agency, state Attorneys General and other state and local government agencies. Our current and future business activities, including for example, sales, marketing, and scientific/educational grant programs, must comply with health care regulatory laws, as applicable, including, without limitation:

●	the federal anti-kickback statute, which is a criminal statute that makes it a felony for individuals or entities to knowingly and willfully offer or pay, or to solicit or receive, direct or indirect remuneration, in order to induce the purchase, order, lease, or recommending of items or services, or the referral of patients for services, that are reimbursed under a federal health care program, including Medicare and Medicaid;

●	the federal False Claims Act, which prohibits, among other things, individuals and entities from knowingly submitting, or causing to be submitted, false or fraudulent claims for payment of government funds, with penalties that include three times the government’s damages plus civil penalties for each false claim; in addition, the False Claims Act permits a person with knowledge of fraud, referred to as a qui tam plaintiff, to file a lawsuit on behalf of the government against the person or business that committed the fraud, and, if the action is successful, the qui tam plaintiff is rewarded with a percentage of the recovery;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information;

●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical suppliers to report annually to CMS information related to payments and other transfers of value to physicians, other healthcare professionals and teaching hospitals, and ownership and investment interests held by physicians and other healthcare professionals and their immediate family members; and

●	state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws which may impose stricter requirements than federal law and may apply to items or services reimbursed by any payor (including commercial insurers and cash-paying patients); state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare professionals and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare professionals or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Further, third-party payers are increasingly challenging the price of medical products and services, and there is increasing pressure on biotechnology companies to reduce healthcare costs. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forgo or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and whether adequate third-party coverage will be available. Our inability to promptly obtain coverage and profitable payment rates from both government funded and private payors for future products we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize potential products, and our overall financial condition.

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

Employees

As of June 30, 2023, we had 12 full-time employees. In July 2022, the Company began to streamline the organization to focus around two of its therapies (oncology and HIV therapeutic vaccine). The Company has tailored its workforce to focus on these therapies. We believe that we have good relations with our employees.

Corporate Information

On September 28, 2023, Renovaro Biosciences Inc., entered into a Stock Purchase Agreement (the “Purchase Agreement”) with GEDi Cube Intl Ltd., a private company formed under the laws of England and Wales (“GEDi Cube”). Upon the terms and subject to the conditions set forth in the Purchase Agreement, Renovaro will acquire 100% of the equity interests of GEDi Cube from its equity holders (the “Sellers”) and GEDi Cube will become a wholly-owned subsidiary of Renovaro. On September 28, 2023, the board of directors of Renovaro, and the board of managers of GEDi Cube unanimously approved the Purchase Agreement. The completion of the Transaction is subject to the satisfaction or waiver of customary closing conditions. The Purchase Agreement contains certain termination rights for both Renovaro and GEDi Cube (See Note 11-Subsequent Events).

There can be no assurance that the Transaction will be fully realized or may take longer to realize than expected; the possibility that shareholders of Renovaro may not approve the issuance of new shares of Renovaro common stock in the proposed Transaction; the risk that a condition to closing of the proposed Transaction may not be satisfied, that either party may terminate the Transaction Agreement or that the closing of the proposed Transaction might be delayed or not occur at all.

We trade on the NASDAQ Capital Market under the ticker “RENB.”

Our website is http://www.renovarobio.com. We make available free of charge, on or through our internet site, our annual, quarterly, and current reports and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained in our website is not part of, nor incorporated by reference into, this report.

Item 1A. Risk Factors

RISK FACTORS

Risk Factor Summary

The following is a summary of the risks and uncertainties that could cause our business, financial condition or operating results to be harmed. We encourage you to carefully review the full risk factors contained in this report in their entirety for additional information regarding these risks and uncertainties.

•	We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

•	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

•	We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

•	Raising additional capital may cause dilution to our existing stockholders or restrict our operations.

•	We are a pre-clinical biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

•	From time to time, we may be subject to legal proceedings, regulatory investigations or disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

•	Negative publicity has had and may continue to have a negative impact on our business and may have a long-term effect on our relationships with our customers, partners and collaborators.

•	The Transaction with Gedi Cube may not be completed and failure to complete the Transaction could negatively impact the price of our Common Stock and have other adverse effects.

•	We are highly dependent on the services of third parties to conduct research and development of our pipeline, and our failure to maintain the services of such third parties could harm our business.

•	The results of pre-clinical studies or earlier clinical studies are not necessarily predictive of future results, and if we fail to demonstrate efficacy in our pre-clinical studies and/or clinical trials in the future our future business prospects, financial condition and operating results will be materially adversely affected.

•	Our reliance on third parties, such as university laboratories, contract manufacturing organizations and contract or clinical research organizations, may result in delays in completing, or a failure to complete, non-clinical testing or clinical trials if they fail to perform under our agreements with them.

•	We have limited experience in drug development and may not be able to successfully develop any drugs, which would cause us to cease operations.

•	We have licensed a portion of our intellectual property from our licensors. If we breach any of our license agreements with these licensors, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

•	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected

•	If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be negatively impacted and our business would be harmed.

•	Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

•	Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

•	Sales of a substantial number of shares of our Common Stock in the public market could cause our stock price to fall.

•	Trading of our Common Stock may be volatile and sporadic, which could depress the market price of our Common Stock and make it difficult for our stockholders to resell their shares.

•	Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

•	We have limited corporate infrastructure and may experience difficulties in managing growth.

•	We rely upon information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

•	If serious adverse events or other undesirable side effects or safety concerns attributable to our product candidates occur, they may adversely affect or delay our clinical development and commercialization of some or all of our product candidates.

•	We have no manufacturing experience, and the failure to comply with all applicable manufacturing regulations and requirements could have a materially adverse effect on our business.

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

We are a pre-clinical-stage biotechnology company. Investment in biotechnology related to genetically modified cells is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales or otherwise to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended June 30, 2023 and 2022, respectively, we reported a net loss of $39.7 million and $113.4 million. We had an accumulated deficit of $244.0 million and $204.3 million as of June 30, 2023 and 2022, respectively.

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

Our consolidated financial statements as of June 30, 2023 have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of June 30, 2023, we had cash and cash equivalents of $1.9 million and an accumulated deficit of $244.0 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our Common Stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forgo future development and other opportunities, or even terminate our operations.

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

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving intellectual property, privacy, securities, tax, labor and employment, and other matters that could adversely affect our business operations and financial condition. Recently, we have seen a rise in the number and significance of these disputes and inquiries. The arrest and indictment of Serhat Gümrükcü, a co-founder of the Company, has, and could in the future, subject us to regulatory proceedings and litigation by governance agencies and private litigants brought against us, that regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. Additionally, we have in the past been subject to intense media scrutiny, which exposes us to increasing regulation, government investigations, legal actions, and penalties.

We have also been named in several lawsuits related to Mr. Gümrükcü. For example, the Company and certain of its current and former officers have been named in securities class actions by purported stockholders of ours, alleging defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Mr. Gümrükcü and its commercial prospects. In addition, two stockholders filed stockholder derivative action lawsuits purportedly on behalf of the Company against certain of our executive officers and the members of our Board of Directors alleging violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and also setting out claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Additionally, from time to time, we may be, and currently are, subject to inquiries from regulators in which they seek information about us. Such further inquiries could result in more formal investigations or allegations, which could adversely impact our business, financial condition, and operating results.

Litigation, regulatory proceedings, such as the investigations described above, as well as the related class action claims and lawsuits, and securities matters that we are currently facing or could face, can be protracted and expensive, and have results that are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our legal costs for any of these matters, either alone or in the aggregate, could be significant. Adverse outcomes with respect to any of these legal or regulatory proceedings may result in significant settlement costs or judgments, penalties, and fines. Even if these proceedings are resolved in our favor, the time and resources necessary to resolve them could divert the resources of our management and require significant expenditures. See Note 9 - Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

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

Our business and reputation have been negatively affected by negative publicity resulting from the arrest and indictment of Serhat Gümrükcü, a co-founder of the Company and an inventor of some of the Company’s intellectual property. If we are unable to rebuild the trust of our collaborators, research institutions and investors, and if further negative publicity continues, we could experience a substantial negative impact on our business. We have experienced claims and litigation as a consequence of these matters, including stockholder class actions in connection with a decline in our stock price and litigation with Mr. Gümrükcü. Related legal expenses of defending these claims have negatively impacted our operating results. Continuing higher legal fees, potential new claims, liabilities from existing cases and continuing negative publicity could continue to have a negative impact on our operating results.

Risks Related to Transaction with Gedi Cube

The Transaction with Gedi Cube may not be completed and failure to complete the transaction could negatively impact the price of our Common Stock and have other adverse effects.

On September 28, 2023, the Company signed a Purchase Agreement to acquire Gedi Cube, a cutting-edge health AI company, in which the Company will acquire all the issued and outstanding stock of Gedi Cube. Completion of the transaction is subject to, among other matters, satisfaction of the closing conditions provided for in the Purchase Agreement and approval of the transaction by the Company’s stockholders. There can be no assurance that the Transaction will be consummated on the terms or timeframe currently contemplated, or at all. If the Transaction is not completed for any reason, the ongoing business of Renovaro may be materially adversely affected and, without realizing any of the benefits of having completed the Transaction, we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on the price of our Common Stock;

●	we may experience negative reactions from our customers, suppliers, vendors, landlords, commercial collaborators and other business relationships;

●	we will still be required to pay certain significant costs relating to the transaction, such as legal, accounting, investor relations and printing fees;

●	the Purchase Agreement places certain restrictions on the conduct of the business pursuant to the terms of the Purchase Agreement, which may delay or prevent us from undertaking business opportunities that, absent the Purchase Agreement, may have been pursued;

●	matters relating to the transaction (including integration planning) require substantial commitments of time and resources by our management, which may have resulted in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to us.

Risks Related to the Development of Our Product Candidates

We are highly dependent on the services of third parties to conduct research and development of our pipeline, and our failure to maintain the services of such third parties could harm our business.

We are highly dependent on third parties working in conjunction with our officers, employees, scientific advisory board and research institutions in the research and development of product candidates in our pipeline. The loss of the services of any of the foregoing, or of any of our key employees or scientific advisory board members could impede the achievement of our research, development, regulatory approval, and commercialization objectives.

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

Success in pre-clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Currently, several of our product candidates, including RENB-DC-11, our genetically-modified allogeneic dendritic therapeutic vaccination platform for solid tumors, RENB-HV-12, our therapeutic HIV vaccine, and RENB-HV-01, our autologous HIV curative treatment are all currently in various stages of pre-clinical development with ongoing and planned pre-clinical studies in conjunction with research institutions and third parties. Despite preliminary data we believe is positive, this does not guarantee that any of these products will proceed to the clinical stage or to approval for commercial use. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical studies, even after seeing promising results in earlier preclinical or clinical studies.

Regulatory agencies evaluate non-clinical data carefully before they will approve clinical testing in humans. If certain non-clinical data reveals potential safety issues or the results are inconsistent with an expectation of the potential product candidates’ efficacy in humans, the regulatory agencies may require additional more rigorous testing before allowing human clinical trials. This additional testing will increase program expenses and extend timelines. We may decide to suspend further testing on our potential products or abandon the product lines altogether if, in the judgment of our management and advisors, the pre-clinical test results do not support further development, as we did with our pan-coronavirus and influenza product lines.

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

The development of treatments in the fields of cancer, HIV, and Hepatitis B is highly competitive and many pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and other public and private research organizations may pursue the research and development of technologies, drugs or other therapeutic products for the treatment of some or all of the diseases we are targeting. Nearly all of our competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing than we do. Techniques in gene, cell and immunotherapy are subject to rapid technological change and development and are significantly affected by existing rival products and medical procedures, new product introductions and the market activities of other participants. With additional resources, our competitors may be able to respond to rapid and significant technological changes faster than we can. Our future success will depend in large part on our ability to maintain a competitive position with respect to these technologies. We may also face competition from products, which have already been approved and accepted by the medical community for the treatment of these same indications. If we are unable to compete effectively with any existing products, new treatment methods and new technologies, we may be unable to commercialize therapeutic products that we may develop in the future, which could adversely impact our potential revenues, results of operations and financial condition or lead to abandonment of product candidates in our pipeline.

Our reliance on third parties, such as university laboratories, contract manufacturing organizations and contract or clinical research organizations, may result in delays in completing, or a failure to complete, non-clinical testing or clinical trials if they fail to perform under our agreements with them.

In the course of the development of our pipeline, we have and expect to continue to engage university laboratories, non-profit organizations, independent contractors, other biotechnology companies or clinical manufacturing organizations to conduct and manage research and development, pre-clinical and clinical studies and to manufacture materials for us to be used in pre-clinical and clinical testing. Due to engagements with these organizations, many important aspects of our research have been and will be out of our direct control. If any of these organizations we may engage in the future, fail to perform their obligations under our agreements with them or fail to perform non-clinical testing and/or clinical trials in a satisfactory manner, we may face delays in completing our clinical trials, as well as commercialization of any of our product candidates. Furthermore, any loss or delay in obtaining contracts with such entities may also delay the completion of our clinical trials, regulatory filings and the potential market approval of our product candidates.

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

Our product candidates are still in development and will require extensive clinical testing before we are prepared to submit an application for marketing approval to regulatory authorities. We cannot predict with any certainty if or when we might submit any such application for regulatory approval of our product candidates or whether any such application will be approved by the applicable regulatory authority in our target markets. Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, regulatory authorities may not agree with our proposed endpoints for any clinical trials of our product candidates, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates will take at least several years to complete.

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

We may encounter delays in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, the effectiveness of our patient recruitment efforts, delays in enrollment due to travel or quarantine policies, the existing body of safety and efficacy data with respect to the study candidate, the perceived risks and benefits of gene therapy approaches for the treatment of certain diseases, the number and nature of competing existing treatments for our target indications, the number and nature of ongoing trials for other product candidates in development for our target indications, perceived risk of the delivery procedure, patients with pre-existing conditions that preclude their participation in any trial, the proximity of patients to clinical sites and the eligibility criteria for the study. Furthermore, the results we have reported in clinical trials to date and any other results we may report in clinical trials of any of our gene therapy product candidates in the future may make it difficult or impossible to recruit and retain patients in other clinical trials of those gene therapy product candidates. Similarly, negative results reported by our competitors about their product candidates may negatively affect patient recruitment in our clinical trials. Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our gene therapy product candidates or could render further development impossible. In addition, we expect to rely on clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will be limited in our ability to control their actual performance.

Risks Related to Our Intellectual Property

We have licensed a portion of our intellectual property from our licensors. If we breach any of our license agreements with these licensors, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

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

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From September 29, 2022 through September 29, 2023, the reported sale price of our Common Stock has fluctuated between $4.47 and $0.40 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our Common Stock. The market price of our Common Stock may be influenced by many factors, including the following:

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

Our Certificate of Incorporation, and our Bylaws, as well as Delaware law, could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, or remove our current management. These include terms that:

●	permit our Board of Directors to issue up to 10,000,000 shares of preferred stock, with any rights, preferences, and privileges as they may designate;

●	provide that all vacancies on our Board of Directors, including as a result of newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide advance notice in writing, and also specify requirements as to the form and content of a stockholder’s notice; and

●	do not provide for cumulative voting rights, thereby allowing the holders of a majority of the shares of Common Stock entitled to vote in any election of directors to elect all of the directors standing for election.

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

Currently, our management team is led by Dr. Mark Dybul, the Chief Executive Officer, Luisa Puche, our Chief Financial Officer, and Francois Binette, our Chief Operating Officer. If Dr. Dybul, Ms. Puche or Mr. Binette should cease to serve, our business operations may suffer. Additionally, we may in the future require a Chief Medical Officer, and if we are unable to hire a full-time CMO, our business operations and the continued development of our product candidates may suffer.

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

As of June 30, 2023, we had 12 full time employees and we rely on third-party contractors for the provision of professional, scientific, regulatory, and other services. As our development and commercialization plans and strategies develop, we may need additional managerial, scientific, operational, financial, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We might not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected and our ability to generate and grow revenue could be reduced and we might not be able to implement our business strategy. Our future financial performance, our ability to commercialize product candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

There can be no assurance that the Transaction will be fully realized or may take longer to realize than expected; the possibility that shareholders of Renovaro may not approve the issuance of new shares of Renovaro common stock in the proposed Transaction or that shareholders of Renovaro may not approve the proposed Transaction; the risk that a condition to closing of the proposed Transaction may not be satisfied, that either party may terminate the Transaction Agreement or that the closing of the proposed Transaction might be delayed or not occur at all.

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

Undesirable side effects or safety concerns caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval. If treatment-related serious adverse events (“SAEs”) or other undesirable side effects or safety concerns, or unexpected characteristics attributable to our product candidates are observed in any future clinical trials, they may adversely affect or delay our clinical development and commercialization of the effected product candidate, and the occurrence of these events could have a material adverse effect on our business and financial prospects. Results of our future clinical trials could reveal a high and unacceptable severity and prevalence of adverse side effects. In such an event, our trials could be suspended or terminated and the FDA or other regulatory agency could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

Additionally, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects or safety concerns caused by these product candidates, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw, suspend, or limit approvals of such products and require us to take them off the market;

●	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;

●	regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a REMS or REMS-like plan to ensure that the benefits of the product outweigh its risks;

●	we may be required to change the way a product is distributed or administered, conduct additional clinical trials, or change the labeling of a product;

●	we may be required to conduct additional post-marketing studies or surveillance;

●	we may be subject to limitations on how we may promote the product;

●	sales of the product may decrease significantly;

●	we may be subject to regulatory investigations,

●	we may be subject to government enforcement actions, litigation, or product liability claims; and

●	our products may become less competitive, or our reputation may suffer.

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

We may, in the future, choose to seek FDA Orphan Drug designation for one or more of our current or future product candidates. Even if we obtain Orphan Drug designation from the FDA for a product candidate, there are limitations to the exclusivity afforded by such designation.

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

On October 21, 2022, the Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Serhat Gümrükcü, William Anderson Wittekind (“Wittekind”), G-Tech, SG&AW Holdings LLC, and SRI. The Complaint alleges that the defendants engaged in a “concerted, deliberate scheme to alter, falsify, and misrepresent to the Company the results of multiple studies supporting its Hepatitis B and SARS-CoV-2/influenza pipelines.” Specifically, “Defendants manipulated negative results to reflect positive outcomes from various studies, and even fabricated studies out of whole cloth.” As a result of the defendants’ conduct, the Company claims that it “paid approximately $25 million to Defendants and third-parties that it would not otherwise have paid.” On April 21, 2023, defendants Wittekind, G-Tech, SG&AW Holdings LLC, and SRI filed a demurrer with respect to some, but not all, of the Company’s claims, as well as a motion to strike. On September 6, 2023, the court denied in part and granted in part the pending motions. On September 7, 2023, the court entered a Case Management Order setting the Final Status Conference, trial, and other intervening deadlines. We will continue to pursue our claims against these defendants.

On March 1, 2021, the Company’s former Chief Financial Officer, Robert Wolfe and his company, Crossfield, Inc., filed a Complaint in the U.S. District Court for the District of Vermont against the Company, Renovaro BioSciences Denmark ApS, and certain directors and officers. In the Complaint, Mr. Wolfe and Crossfield, Inc. asserted claims for abuse of process and malicious prosecution, alleging, inter alia, that the Company lacked probable cause to file and prosecute an earlier action, and sought millions of dollars of compensatory damages, as well as punitive damages. The allegations in the Complaint relate to an earlier action filed by the Company and Renovaro BioSciences Denmark ApS in the Vermont Superior Court, Orange Civil Division. On March 3, 2022, the court partially granted the Company’s motion to dismiss, dismissing the abuse of process claim against all defendants and all claims against Mark Dybul and Henrik Grønfeldt-Sørensen. On November 29, 2022, the Company filed a motion for summary judgment with respect to the sole remaining claim of malicious prosecution. On August 24, 2023, the court denied the motion for summary judgment. On September 7, 2023, the Company moved for reconsideration of the court’s order. The Company denies the allegations set forth in the Complaint and will continue to vigorously defend against the remaining claim.

On June 7, 2023, Weird Science LLC (“Weird Science”), Wittekind, the William Anderson Wittekind 2020 Annuity Trust, the William Anderson Wittekind 2021 Annuity Trust, the Dybul 2020 Angel Annuity Trust, and the Ty Mabry 2021 Annuity Trust (collectively, the “Trusts”) (collectively, “Plaintiffs”) filed a Verified Complaint against the Company in the Court of Chancery of Delaware. Plaintiffs allege that the Company breached the February 16, 2018 Investor Rights Agreement between the Company, Weird Science, and RS Group ApS (the “Investor Rights Agreement”). According to the Verified Complaint, the Investor Rights Agreement required the Company to (i) notify all “Holders” of “Registrable Securities” at least 30 days prior to filing a registration statement and (ii) afford such Holders an opportunity to have their Registrable Securities included in such registration statement. Plaintiffs allege that the Company breached these registration rights by failing to provide the required notice in connection with S-3 registration statements filed by the Company on July 13, 2020 and February 11, 2022. Plaintiffs seek compensatory damages, pre- and post-judgment interest, costs, and attorneys’ fees. The Company denies Plaintiffs’ allegations and intends to vigorously defend against the claim.

On August 24, 2023, counsel on behalf of Weird Science, Wittekind, individually, and Wittekind, as trustee of the Trusts served a demand to inspect the Company’s books and records (the “Demand”) pursuant to Delaware General Corporation Law, § 220 (“Section 220”). The Demand seeks the Company’s books and records in connection with a various issues identified in the Demand. The Company takes its obligations under Section 220 seriously and, to the extent that the requests are proper under Section 220, intends to comply with those obligations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of our Common Stock

Our Common Stock trades on the Nasdaq Capital Market under the symbol “RENB”.

As of September 29, 2023, the Company had 65,698,144 shares of Common Stock issued and outstanding and approximately 194 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Recent Sales of Unregistered Securities

On June 20, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may sell to Lincoln Park up to Twenty Million Dollars ($20,000,000) of shares of its Common Stock over the 36-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the Purchase Agreement (the “Registration Rights Agreement”). On June 20, 2023, we issued 696,021 shares of Common Stock (the “Commitment Shares”) to Lincoln Park as a fee for its commitment to purchase shares of our Common Stock under the Purchase Agreement.

The issuance and sale of the Commitment Shares was made in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

No other shares were issued in the fourth quarter that were not previously included in a Current Report on Form 8-K.

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

Our Business

Renovaro BioSciences Inc. is a biotechnology company committed to developing advanced allogeneic cell and gene therapies to promote stronger immune system responses potentially for long-term or life-long cancer remission in some of the deadliest cancers, and potentially to treat or cure serious infectious diseases such as HIV and Hepatitis B virus (HBV) infection.

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

Recent Developments

Definitive Agreement with GEDi Cube

On September 28, 2023, Renovaro Biosciences Inc., entered into a Stock Purchase Agreement (the “Purchase Agreement”) with GEDi Cube Intl Ltd., a private company formed under the laws of England and Wales (“GEDi Cube”). Upon the terms and subject to the conditions set forth in the Purchase Agreement, Renovaro will acquire 100% of the equity interests of GEDi Cube from its equity holders (the “Sellers”) and GEDi Cube will become a wholly-owned subsidiary of Renovaro. On September 28, 2023, the board of directors of Renovaro, and the board of managers of GEDi Cube unanimously approved the Purchase Agreement. The completion of the Transaction is subject to the satisfaction or waiver of customary closing conditions. The Purchase Agreement contains certain termination rights for both Renovaro and GEDi Cube (See Note 11-Subsequent Events).

August 2023 Private Placement

On August 1, 2023, the Company closed a private placement of 280,505 units,(the “Units”), each such Unit consists of (i) one share of the Company’s Series A Convertible Preferred Stock, $0.0001 par value per share and (ii) one common stock purchase warrant to purchase five shares of the Company’s common stock, $0.0001 par value per share at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $2,000,000 in cash. In addition, the Company issued 280,505 Units in connection with the conversion of $2,000,000 of promissory note, as further described below under the heading “Amendment and Conversion of Previously Issued Promissory Note”.

In connection with the Private Placement, the Company sold an aggregate of 561,010 shares of Preferred Stock, which are initially convertible into an aggregate of 5,610,100 shares of Common Stock. In connection with the Private Placement, the Company sold Warrants to purchase an aggregate of 2,805,050 shares of Common Stock, which represents 50% warrant coverage. The Warrants are exercisable for five years from the date of issuance and have an exercise price of $0.65 per share, payable in cash.

Amendment and Conversion of Previously Issued Promissory Note

On July 31, 2023, the Company and the holder of the Previously Issued Promissory Note agreed to amend the Promissory Note (the “Fourth Amendment”), to provide the holder with limited conversion rights in connection with the Private Placement (the “Conversion Right”). Per the terms of the Fourth Amendment, the Holder could elect to convert $2,000,000 of the outstanding principal balance of the Promissory Note into the Units being offered in the Private Placement at the price per Unit being paid by the investors in the Private Placement.

As mentioned above, on August 1, 2023, Paseco ApS, the holder of a $5,000,000 promissory note issued by the Company, (the “Promissory Note”) notified the Company of its election to exercise the Conversion Right. Therefore, $2,000,000 of the outstanding principal balance of the note was converted into 280,505 Units, comprised of an aggregate of (i) 280,505 shares of Preferred Stock and (ii) Warrants to purchase an aggregate of 1,402,525 shares of Common Stock. A principal balance of $3,000,000 remained outstanding under the Promissory Note after the foregoing conversion. The Units issued in connection with the conversion were issued pursuant to Regulation S.

Going Concern and Management’s Plans

The financial statements included elsewhere herein for the year ended June 30, 2023, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of June 30, 2023, we had cash and cash equivalents of $1,874,480, an accumulated deficit of $244,029,253, and total liabilities of $11,798,685. We have incurred losses from continuing operations, have used cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has reduced overhead and administrative costs by streamlining the organization to focus around two of its therapies (oncology and HIV therapeutic vaccine) in order to reduce operating costs. The Company has also tailored its workforce to focus on these therapies. Management intends to try to convert its debt to equity. The Company intends to attempt to secure additional required funding through equity or debt financing (see Recent Developments for most recent funding). However, there can be no assurance that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Funding that we may receive during fiscal 2024 is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates, and to begin building working capital reserves.

RESULTS OF OPERATIONS

Year ended June 30, 2023 compared to the year ended June 30, 2022.

The following table sets forth our revenues, expenses and net income for the years ended June 30, 2023 and 2022. The financial information below is derived from our audited consolidated financial statements included elsewhere in this Annual Report.

	For the Years Ended
	June 30,		Increase/(Decrease)
	2023	2022	$	%
Operating Expenses
General and administrative	$15,318,198	$14,329,801	988,397	7%
Research and development	4,165,197	8,372,800	(4,207,603)	(50)%
Indefinite life intangible assets impairment charge	18,960,000	93,253,000	(74,293,000)	(80)%
Depreciation and amortization	113,496	123,590	(10,094)	(8)%
Total Operating Expenses	38,556,891	116,079,191	(77,522,300)	(67)%
LOSS FROM OPERATIONS	(38,556,891)	(116,079,191)	77,522,300	(67)%
Other Income (Expenses)
Loss on extinguishment of contingent consideration liability	(419,182)	—	(419,182)	100%
Change in fair value of contingent consideration	—	2,896,627	(2,896,627)	(100)%
Interest expense	(580,344)	(372,844)	(207,500)	56%
Gain (loss) on currency transactions	(1,019)	9	(1,028)	(11,422)%
Interest and other income	(126,620)	122,041	(248,661)	(204)%
Total Other Income (Expenses)	(1,127,165)	2,645,833	(3,772,998)	(143)%

Loss Before Income Taxes	(39,684,056)	(113,433,358)	73,749,302	(65)%

Income Tax (Expense) Benefit	—	(34)	34	(100)%
NET LOSS	$(39,684,056)	$(113,433,392)	73,749,336	(65)%

	For the Years Ended
	June 30,		Increase/(Decrease)
	2023	2022	$	%

Net Loss	$(39,684,056)	$(113,433,392)	$73,749,336	(65)%
Other Comprehensive Income (Loss)
Foreign Currency Translation, net of taxes	554	(19,602)	20,156	(103)%

Other Comprehensive Loss	$(39,683,502)	$(113,452,994)	$73,769,492	(65)%

Revenues

We are a pre-clinical stage pre-revenue biotechnology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Operating Expenses

Our operating expenses for the years ended June 30, 2023 and 2022 were $38,556,891 and $116,079,191, respectively, representing a decrease of $77,522,300 or 67%. The largest contributors to the decrease in operating expenses for the year ended June 30, 2023, were the decrease in the non-cash intangible asset impairment of $74,293,000 (see Note 4 to the Financial Statements) and the decrease in research and development expenses of $4,207,603 partially offset by the increase in general and administrative expenses of $988,397 compared to the year ended June 30, 2022.

General and administrative expenses for the years ended June 30, 2023 and 2022, were $15,318,198 and $14,329,801, respectively, representing an increase of $988,397, or 7%. The increase in general and administrative expenses is primarily related to increases of $2,738,140 in legal fees, $865,911 in salaries and related costs, $566,448 in accounting fees and $302,130 in insurance costs, partially offset by the decrease of $1,847,551 in stock-based compensation, $495,000 in security costs, $363,984 in recruiting expenses, $153,541 in corporate fees and $116,648 in travel expenses.

Research and development expenses for the years ended June 30, 2023, and 2022, were $4,165,197 and $8,372,800, respectively, representing a decrease of $4,207,603 or 50%. The decrease in research and development expenses is primarily related to $3,261,500 in fees related to a collaborating partner that was incurred in the prior year in addition to costs with CDMO and CRO partners totaling $766,495 in the prior year.

Other Income (Expenses)

Net other income (expenses) for the years ended June 30, 2023 and 2022 was $(1,127,165) and 2,645,833, respectively, representing a decrease of $3,772,998 or 143%. The decrease in other income was due primarily to the change in the fair value of the contingent consideration in the amount of $2,896,627, which resulted from the mark to market adjustment on the remaining contingent consideration liability and the contingent shares issued during the prior year, in addition to the loss on extinguishment of contingent consideration liability of $419,182 in the year ended June 30, 2023.

Net Loss

Net loss for the years ended June 30, 2023 and June 30, 2022 was $39,684,056 and $113,433,392, respectively, representing a decrease in net loss of $73,749,336 or 65%. The decrease in net loss was primarily due to the decrease of non-cash intangible asset impairment of $74,293,000, the decrease in research and development costs of $4,207,603 and the decrease in the change in fair value of contingent consideration of $2,896,627 partially offset by the $988,397 increase in general and administrative expenses.

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

As noted above under the heading “Going Concern and Management’s Plans,” through June 30, 2023, we have incurred substantial losses. We may need additional funds for (a) research and development, (b) increases in personnel, and (c) the purchase of equipment, specifically to advance towards an Investigational New Drug Application (IND) following Pre-IND readouts from the FDA for RENB-DC-11, RENB-HV-12, RENB-HV-01, RENB-HV-21 and RENB-HB-01. The availability of any required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are currently involved or in the future may be involved could adversely affect our liquidity and financial position. If additional funds are required, we may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of June 30, 2023, the Company had $1,874,480 in cash and working capital of $(8,457,693) as compared to $9,172,142 in cash and working capital of $3,114,170 as of June 30, 2022. The decrease in cash of $7,297,662 is primarily due to the cost of operations of $11,774,549, partially offset by funding totaling $4,515,056 related to private placements, and the exercise of warrants and options during the period.

Equity

On July 8, 2020, we entered into a purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“LPC”), pursuant to which LPC is committed to buy, and we had the right, but not the obligation, to sell to LPC up to an aggregate of $20,000,000 of our Common Stock, subject to certain limitations and conditions set forth in the LPC Purchase Agreement, including a limitation on the number of shares of Common Stock we can put to LPC and the pricing parameters for the sales. In consideration for entering into the 2020 Purchase Agreement, we issued 139,567 shares of Common Stock to Lincoln Park as a commitment fee on July 21, 2020. For the year ended June 30, 2022, the Company issued 497,340 shares of Common Stock for proceeds of $4,676,399 (see Note 8 of the Financial Statements.) As of October 17, 2022, we no longer have access to this Purchase Agreement.

On June 20, 2023, we entered into a purchase agreement (the “2023 Purchase Agreement”) with LPC, pursuant to which the Company may sell and issue to LPC, and LPC is obligated to purchase, up to $20,000,000 of shares of our Common Stock over the 36-month term of the purchase agreement (see Note 8 of the Financial Statements).

Pursuant to a private placement offering in March 2023, the Company issued 2,378,070 shares of Common Stock and warrants to purchase 1,189,036 shares of Common Stock (“Purchase Warrants”) resulting in proceeds of $2,711,0000 in a private placement offering. The Company effected the issuances of the shares of Common Stock from March 13, 2023 to March 29, 2023. The Purchase Warrants were immediately exercisable and had an exercise term of five years with an exercise price of $1.14 per share. The combined purchase price for one share of Common Stock and one Purchase Warrant was $1.14 per share. The private placement was made directly by the Company to persons who are not U.S. persons in reliance upon Regulation S of the Securities Act of 1933. No underwriter or placement agent was engaged by the Company for this private placement (see Note 8 of the Financial Statements).

Pursuant to a private placement offering, on June 26, 2023, the Company issued 4,718,532 shares of Common Stock and warrants to purchase 2,359,266 shares of Common Stock resulting in proceeds of $1,300,823 in a private placement offering and a reduction of notes payable of $1,200,000. The warrants were immediately exercisable and had an exercise term of five years with an exercise price of $0.53 per share. The combined purchase price for one share of Common Stock and one warrant was $0.53 per share. The private placement was made directly by the Company to persons who are not U.S. persons in reliance upon Regulation S of the Securities Act of 1933. No underwriter or placement agent was engaged by the Company for this private placement (see Note 8 of the Financial Statements).

Warrant Exercises

On December 24, 2021, certain of our warrant holders exercised warrants to purchase 100,000 shares of Common Stock for total proceeds to the Company of $130,000. On July 14, 2022, certain of our warrant holders exercised warrants to purchase 1,250,000 shares of Common Stock for total proceeds to the Company of $1,625,000 (see Note 8 to the Financial Statements).

Debt

On February 6, 2020, the Company issued two Convertible Notes (the “Convertible Notes”) to Paseco APS (the “Holder”), a Danish limited company and an existing stockholder of the Company each with a face value amount of $600,000, convertible into shares of Common Stock. The Holder did not exercise the conversion feature that expired on February 6, 2021. The outstanding principal amount of the Convertible Notes was due and payable on February 6, 2023. Interest on the Convertible Notes commenced accruing on the date of issuance at six percent (6%) per annum, computed on the basis of twelve 30-day months, and was compounded monthly on the final day of each calendar month based upon the principal and all accrued and unpaid interest outstanding as of such compound date. The interest was payable in cash on a semi-annual basis. For the years ended June 30, 2023 and 2022, the interest expense amounted to $210,543 and $72,875, respectively. Effective December 30, 2022, Company amended and restated the Convertible Notes (the “Amended and Restated Secured Notes”). Pursuant to the Amended and Restated Secured Notes, the due date was extended to February 28, 2024, and the interest was increased to twelve percent (12%) per annum, which was prepaid by the Company in full on the date of amendment through the issuance of 198,439 shares of the Company’s Common Stock based on the closing market price on that date, of $1.03, which included 29,419 shares for interest accrued through December 30, 2022, and the obligations of the Company under the Amended and Restated Secured Notes were secured by a security Agreement (the “Security Agreement”). On June 26, 2023, the holder of the Amended and Restated Secured Notes notified the Company that they wished to elect to exercise their conversion right triggered by a private placement. Therefore, the entire balance of $1,200,000 Amended and Restated Secured Notes were converted into 2,264,150 shares of Common Stock and 1,132,075 Warrants. There were no Amended and Restated Secured Notes outstanding as of June 30, 2023 (see Note 6 to the Financial Statements).

On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 to Paseco ApS (the “Holder”). The principal amount of the Promissory Note was payable on November 30, 2021, and bore interest at a fixed rate of 6% per annum, which was prepaid by the Company in full on the date of issuance through the issuance of 188,485 shares of the Company’s Common Stock based on the closing market price on that date, valued at $501,370. On February 11, 2021, the Company and the Holder amended the original Promissory Note to extend the maturity date to November 30, 2022. The Company prepaid in full all accrued interest from November 30, 2021 to the new maturity date November 30, 2022, through the issuance of 74,054 shares of Common Stock based on the closing market price on that date, valued at $299,178. On May 17, 2022, the Company entered into a second amendment to the Promissory Note that extended the maturity date out to November 30, 2023 and increased the interest rate from 6% to 12% per annum. The Company prepaid six months of interest through May 31, 2023, through issuance of 47,115 shares of Common Stock based on the closing market price on that date, valued at $299,178. All other terms of the Promissory Note remained the same. Effective December 30, 2022, the Company entered into a third amendment to the Promissory Note. Pursuant to the third amendment, the Company’s obligations under the Promissory Note were secured by the Security Agreement. All accrued interest payable from May 30, 2023 to the maturity date was payable on May 30, 2023 in either cash or shares of our Common Stock. The Holder elected the interest be paid in cash (the “Interest Payment”).(see Note 6 to the Financial Statements.)

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

On June 12, 2023, the Holder notified the Company that it wanted to apply the Interest Payment due to it towards the Company’s next private placement. On June 26, 2023, the Holder participated in a private placement. As part of the private placement, the Company issued (i) 567,588 shares of its Common Stock, par value $0.0001 per share and (ii) 283,794 Common Stock purchase warrants, at a purchase price of $0.53 per share, for aggregate purchase price of $300,822, equal to the Interest Payment (see Note 6 to the Financial Statements).

Cash Flows

Year ended June 30, 2023 compared to the year ended June 30, 2022

Following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities:

	For the Years Ended
	June 30,
	2023	2022
Net Cash Used in Operating Activities	$(11,774,549)	$(15,732,336)
Net Cash Used in Investing Activities	(29,774)	(5,156)
Net Cash Provided by Financing Activities	4,515,056	4,250,464
Effect of exchange rates on cash	(8,395)	(5,240)
Net (Decrease) in Cash	$(7,297,662)	$(11,492,268)

At June 30, 2023, we had cash and cash equivalents of $1,874,480, a decrease of $7,297,662, when compared to the June 30, 2022 balance of $9,172,142. This decrease was primarily due to cash used in operating activities, partially offset by cash provided by financing activities.

We plan to use our cash and cash equivalents to fund research and development, specifically to open an Investigational New Drug Application (IND) following Pre-IND readouts from the FDA (the first step in the drug review process by the FDA) for RENB-DC-11, RENB-HV-12, RENB-HV-01, RENB-HV-21 and RENB-HB-01. These activities will require an increase in selling, general and administrative costs, and research and development costs to support the expected growth. As additional funds are required, we may raise such funds from time to time through public or private sales of our equity or debt securities.

Cash used in operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net income for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the years ended June 30, 2023 and 2022 was $11,774,549 and $15,732,336, respectively, representing a decrease of $3,957,787. The decrease is primarily related to the changes in our operating assets and liabilities of $4,305,157.

Net cash used in investing activities for the years ended June 30, 2023 and 2022 was $29,774 and $5,156, respectively, representing an increase of $24,618. The increase is primarily due to purchases of equipment in the current year.

Net cash provided by financing activities for the years ended June 30, 2023 and 2022 was $4,515,056 and $4,250,464, respectively, representing an increase of $264,592. The net cash provided by financing activities in the current year consists primarily of $4,011,823 of proceeds from the issuance of Common Stock through private placements and $1,625,000 of proceeds from the exercise of warrants, partially offset by repayments of $1,121,767 under a finance agreement. The prior year net cash from financing activities primarily consisted of $4,676,399 in proceeds from the issuance of Common Stock related to equity line draws.

Off-Balance Sheet Arrangements

As of June 30, 2023, and 2022, we had no off-balance sheet arrangements. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

Significant Accounting Policies and Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting estimates are detailed below, and our significant accounting policies are more fully described in Note 1 of the accompanying consolidated financial statements.

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

Impairment of Goodwill and Indefinite Lived Intangible Assets – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess. The annual fair value analysis performed on goodwill supported that goodwill is not impaired as of June 30, 2023 (see Note 4 to the financial statements).

For indefinite-lived intangible assets, such as licenses acquired as an In-Process Research and Development (“IPR&D”) asset, on an annual basis we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. For the years ended June 30, 2023 and 2022, the carrying value of the licenses acquired as an IPR&D asset exceeded its fair value, due to changes in the projected economic benefits to be realized from these assets. Therefore, the Company recorded impairment losses of $18,960,000 and $93,253,000 during the years ended June 30, 2023 and 2022, respectively (see Note 4 to the financial statements).

The carrying value of IPR&D and goodwill at June 30, 2023, were $42,611,000 and $11,640,000, respectively.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use are their respective fair values. No impairment was recorded during the year ended June 30, 2023.

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

There were no Level 1, 2 or 3 assets, nor any Level 1, 2 or 3 liabilities measured at fair value on a recurring basis as of June 30, 2023 (see Note 1.)

Stock-Based Compensation - The Company has granted stock options, restricted share units (“RSUs”) and warrants to certain employees, officers, directors, and consultants. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock based compensation costs for the vesting of options and RSUs granted to certain employees, officers, directors, and consultants for the years ended June 30, 2023 and 2022 were $3,535,051 and $5,490,602, respectively (see Note 8 to the Financial Statements).

The Company recognizes compensation costs for stock option awards to employees, officers and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair value of the stock options granted using the Black-Scholes option-pricing model are the expected term of the award, the underlying stock price volatility, the risk-free interest rate, and the expected dividend yield. The Company accounts for forfeitures as they occur.

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

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Accordingly, the Company has elected to use the “simplified method” to estimate the expected term of its share-based awards. The simplified method computes the expected term as the sum of the award’s vesting term plus the original contractual term divided by two.

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

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Renovaro Biosciences, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Renovaro Biosciences, Inc. (“the Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the financial statements, the Company has incurred substantial recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes 1 and 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Indefinite-Lived Intangible Asset Impairment Assessment

Critical Audit Matter Description

The Company has an indefinite-lived intangible asset related to an acquired license treated as an in-process research and development asset (“IPR&D”). As of June 30, 2023, the carrying value of the asset is $42,611,000 post an impairment charge of $18,960,000 taken during the year. To assess the carrying value of the IPR&D asset for impairment, management estimated the fair value of IPR&D on its elected assessment date of June 30, 2023, using a multi-period excess earnings method, which is a specific discounted cash flow method. The determination of the fair value requires management to make significant estimates including, but not limited to, the discount rate used in the model, the total addressable market for each potential drug, market penetration assumptions, and for the estimated timing of commercialization of the drugs. Changes in these assumptions could have a significant impact on the fair value of the IPR&D.

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

Goodwill Impairment Assessment

Critical Audit Matter Description

As of June 30, 2023, the carrying value of goodwill was $11,640,000. As described in note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. To assess the carrying value of the goodwill for impairment, management estimated the fair value of goodwill on its elected assessment date of June 30, 2023, using a discounted cash flow model. The determination of the fair value requires management to make significant estimates and assumptions.

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

Draper, UT

October 1, 2023

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$1,874,480	$9,172,142
Prepaids and other assets	690,925	392,996
Total Current Assets	2,565,405	9,565,138

Property and equipment, net	508,989	586,536

OTHER ASSETS
Definite life intangible assets, net	39,676	44,268
Indefinite life intangible assets, net	42,611,000	61,571,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	21,741	68,635
Operating lease rights-of-use assets	913,985	1,157,086
Total Other Assets	55,226,402	74,480,989

TOTAL ASSETS	$58,300,796	$84,632,663
LIABILITIES

CURRENT LIABILITIES:
Accounts payable – trade	$5,296,823	$1,401,867
Accrued expenses	723,173	1,031,462
Other current liabilities	184,733	220,685
Contingent consideration liability	—	2,343,318
Convertible notes payable	—	1,200,000
Current portion of operating lease liabilities	193,422	253,636
Notes payable, net	4,624,947	—
Total Current Liabilities	11,023,098	6,450,968

NON-CURRENT LIABILITIES:
Notes payable, net	—	4,577,148
Operating lease liabilities, net of current portion	775,587	985,699
Total Non-Current Liabilities	775,587	5,562,847
Total Liabilities	11,798,685	12,013,815

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 100,000,000 shares authorized, 63,698,144 shares issued and outstanding at June 30, 2023; 53,007,082 shares issued and outstanding at June 30, 2022	6,371	5,302
Additional paid-in capital	290,554,875	276,989,179
Accumulated deficit	(244,029,253)	(204,345,197)
Accumulated other comprehensive income (loss)	(29,882)	(30,436)
Total Stockholders’ Equity	46,502,111	72,618,848

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,300,796	$84,632,663

The accompanying notes are an integral part of these consolidated financial statements.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2023	2022

Operating Expenses
General and administrative	$15,318,198	$14,329,801
Research and development	4,165,197	8,372,800
Indefinite life intangible assets impairment charge	18,960,000	93,253,000
Depreciation and amortization	113,496	123,590
Total Operating Expenses	38,556,891	116,079,191
LOSS FROM OPERATIONS	(38,556,891)	(116,079,191)

Other Income (Expenses)
Loss on extinguishment of contingent consideration liability	(419,182)	—
Change in fair value of contingent consideration	—	2,896,627
Interest expense	(580,344)	(372,844)
Gain (loss) on foreign currency transactions	(1,019)	9
Interest income and other income (expense)	(126,620)	122,041
Total Other Income (Expenses)	(1,127,165)	2,645,833

Loss Before Income Taxes	(39,684,056)	(113,433,358)

Income Tax (Expense) Benefit	—	(34)

NET LOSS	$(39,684,056)	$(113,433,392)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.71)	$(2.16)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	56,265,362	52,528,024

The accompanying notes are an integral part of these consolidated financial statements.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	June 30,
	2023	2022

Net Loss	$(39,684,056)	$(113,433,392)
Other Comprehensive Income (Loss)
Foreign currency translation, net of taxes	554	(19,602)

Comprehensive Loss	$(39,683,502)	$(113,452,994)

The accompanying notes are an integral part of these consolidated financial statements.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended June 30, 2023 and June 30, 2022

	# of Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance June 30, 2021	52,219,661	$5,222	$265,580,356	$(90,911,805)	$(10,834)	$174,662,939
Stock issued pursuant to warrants exercised	100,000	10	129,990	—	—	130,000
Contingent shares issued pursuant to acquisition agreement	100,000	10	797,990	—	—	798,000
Shares issued for interest on $5 million notes payable extension	47,115	5	299,173	—	—	299,178
Shares issued pursuant to LPC purchase agreement	497,340	50	4,676,349	—	—	4,676,399
Shares issued for fully vested RSUs	6,266	1	9,810	—	—	9,811
Shares issued pursuant to options exercised	1,700	—	4,913	—	—	4,913
Restricted shares converted to shares for services rendered	35,000	4	252,346	—	—	252,350
Stock-based compensation	—	—	5,238,252	—	—	5,238,252
Net loss	—	—	—	(113,433,392)	—	(113,433,392)
Foreign currency translation loss	—	—	—	—	(19,602)	(19,602)
Balance June 30, 2022	53,007,082	5,302	276,989,179	(204,345,197)	(30,436)	72,618,848
Stock issued pursuant to warrants exercised	1,250,000	125	1,624,875	—	—	1,625,000
Earn-out shares issued	1,250,000	125	2,762,375	—	—	2,762,500
Shares issued for interest on $1.2 million notes payable extension	198,439	20	204,372	—	—	204,392
Issuance of common stock and warrants under private placement offering	4,832,452	483	4,011,339	—	—	4,011,822
Restricted shares issued for services rendered	200,000	20	227,980	—	—	228,000
Conversion of convertible promissory notes	2,264,150	226	1,199,774	—	—	1,200,000
Issuance of restricted commitment shares	696,021	70	(70)	—	—	—
Stock-based compensation	—	—	3,535,051	—	—	3,535,051
Net loss	—	—	—	(39,684,056)	—	(39,684,056)
Foreign currency translation gain	—	—	—	—	554	554
Balance June 30, 2023	63,698,144	$6,371	$290,554,875	$(244,029,253)	$(29,882)	$46,502,111

 The accompanying notes are an integral part of these consolidated financial statements.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,684,056)	$(113,433,392)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	113,496	123,590
Change in fair value of contingent consideration	—	(2,896,627)
Loss on extinguishment of contingent consideration liability	419,182	—
Non-cash stock-based compensation expense	3,535,051	5,490,602
Non-cash restricted shares issued for services rendered	228,000	—
Indefinite life intangible assets impairment charge	18,960,000	93,253,000
Amortization of discount on note payable	348,621	297,212
Loss on disposal of fixed assets	—	18,168
Changes in assets and liabilities:
Other receivables	46	1,594
Prepaid expenses/deposits	1,070,249	461,310
Accounts payable	3,894,955	1,081,308
Other current liabilities	(54,060)	24,056
Operating leases, net	(27,224)	(13,516)
Accrued expenses	(578,809)	(139,641)
NET CASH USED IN OPERATING ACTIVITIES	(11,774,549)	(15,732,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(29,774)	(5,156)
NET CASH USED IN INVESTING ACTIVITIES	(29,774)	(5,156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of finance agreement	(1,121,767)	(560,848)
Proceeds from exercise of warrants	1,625,000	130,000
Proceeds from exercise of options	—	4,913
Proceeds from 2023 private placements	4,011,823	—
Proceeds from LPC equity agreement	—	4,676,399
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,515,056	4,250,464

Effect of exchange rates on cash	(8,395)	(5,240)
NET INCREASE (DECREASE) IN CASH	(7,297,662)	(11,492,268)

CASH, BEGINNING OF PERIOD	9,172,142	20,664,410

CASH, END OF PERIOD	$1,874,480	$9,172,142
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid during the year for:
Interest	$352,334	$79,716
Income Taxes	$—	$34

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent Shares issued pursuant to Acquisition Agreement	$2,762,500	$798,000
Shares issued for interest on notes payable	$204,392	$299,178
Finance agreement entered into in exchange for prepaid assets	$1,139,875	$666,875
Issuance of stock in lieu of repayment of $1.2 million note payable	$1,200,000	$—
Establishment of debt discount for interest payable of $5M note	$300,822	$—

The accompanying notes are an integral part of these consolidated financial statements.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business– In August 2023, the Company changed its corporate name from Enochian Biosciences Inc. to Renovaro Biosciences Inc., (“Renovaro”, and together with its subsidiaries, the “Company”, “we” or “us”) engages in the research and development of pharmaceutical and biological products for the treatment of HIV, HBV, and cancer with the intent to manufacture said products.

Going Concern - These financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred substantial recurring losses from continuing operations and has an accumulated deficit of $244,029,253 as of June 30, 2023. The continuation of the Company as a going concern is dependent upon (i) its ability to successfully obtain FDA approval of its product candidates, (ii) its ability to obtain any necessary debt and/or equity financing, and (iii) its ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation- The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation– For the years ended June 30, 2023 and 2022, the consolidated financial statements include the accounts and operations of Renovaro, and its wholly owned subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

Subsidiaries - Renovaro Biopharma Inc. (“Renovaro Biopharma”), formerly Enochian Biopharma Inc., was incorporated on May 19, 2017 in Delaware and is a 100% owned subsidiary of Renovaro. Renovaro Biopharma owns a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans. As of June 30, 2023 and June 30, 2022, zero and 1,250,000 shares of Common Stock, respectively, remain contingently issuable in connection with the acquisition of Renovaro Biopharma in February 2018 (the “Contingent Shares”).

Renovaro Biosciences Denmark ApS (“Renovaro Denmark”), formerly Enochian Biosciences Denmark ApS a Danish corporation was incorporated on April 1, 2001. On February 12, 2014, in accordance with the terms and conditions of a Share Exchange Agreement, the Company acquired Renovaro Denmark and it became a 100% owned subsidiary of Renovaro subject to 185,053 shares of Common Stock of Renovaro held in escrow according to Danish law (the “Escrow Shares”). As of June 30, 2023, there are 17,414 Escrow Shares remaining (see Note 8).

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Use of Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant estimates include the fair value and potential impairment of intangible assets, the fair value of the contingent consideration liability, and the fair value of equity instruments issued.

Functional Currency and Foreign Currency Translation - The functional currency of Renovaro Denmark is the Danish Kroner (“DKK”). Renovaro Denmark’s reporting currency is the U.S. Dollar for the purpose of these financial statements. Renovaro Denmark’s consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the years ended June 30, 2023 and 2022. Translation gains and losses are deferred and accumulated as a component of other comprehensive income (loss) in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company’s cash balances at June 30, 2023, and 2022, are $1,874,480 and $9,172,142, respectively. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured amounts at June 30, 2023 and 2022 of $1,526,990, and $8,805,495, respectively.

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

Indefinite life intangible assets include license agreements and goodwill acquired in a business combination. The Company accounts for indefinite life intangible assets in accordance with ASC 350. License agreement costs represent the fair value of the license agreement on the date acquired and are tested annually for impairment on June 30 or whenever events or changes in circumstances indicate the fair value of the license is less than the carrying amount.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill - Goodwill is not amortized but is evaluated for impairment annually as of June 30 or whenever events or changes in circumstances indicate the carrying value of the reporting unit may be less than the fair value of the reporting unit.

Impairment of Goodwill and Indefinite Lived Intangible Assets – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess. The annual fair value analysis performed on goodwill supported that goodwill is not impaired as of June 30, 2023 (see Note 4.)

For indefinite-lived intangible assets, such as licenses acquired as an In-Process Research and Development (“IPR&D”) asset, on an annual basis we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. For the year ended June 30, 2023, the carrying value of the licenses acquired as an IPR&D asset exceeded its fair value. Therefore, the Company recorded an impairment loss of $18,960,000 during the year ended June 30, 2023 (see Note 4.)

The carrying value of IPR&D and goodwill at June 30, 2023, were $42,611,000 and $11,640,000, respectively.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use are their respective fair values. No impairment was recorded during the year ended June 30, 2023.

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

Effective June 25, 2022, the Company entered into a sub-lease agreement (see Note 5.) Pursuant to ASC 842, the Company treats the sublease as a separate lease, as the Company was not relieved of the primary obligation under the original lease. The Company continued to account for the Century City Medical Plaza lease as a lessee and in the same manner as prior to the commencement date of the sublease. The Company accounted for the sublease as a lessor of the lease. The sublease was classified as an operating lease, as it did not meet the criteria of a sales-type or direct financing lease. On April 18, 2023, the Company entered into a sublease termination agreement with One Health Labs (the “Subtenant”), whereby the Subtenant and the Company agreed to terminate the sublease effective as of April 30, 2023. The Subtenant agreed to pay the Company $139,460 along with the security deposit of $35,540 for a total termination fee of $175,000, to permit early termination of the sublease.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development Expenses - The Company expenses research and development costs incurred in formulating, improving, validating, and creating alternative or modified processes related to and expanding the use of the HIV, HBV, and Oncology therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for HIV, HBV, and Oncology. Research and development expenses for the year ended June 30, 2023 and 2022 amounted to $4,165,197 and $8,372,800, respectively.

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes (see Note 7.)

Loss Per Share - The Company calculates earnings (loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as for basic EPS) and potentially dilutive common shares. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. The shares of Common Stock outstanding at June 30, 2023 and 2022 were 63,698,144 and 53,007,082, respectively. Because of the net loss for each of the years ended June 30, 2023 and June 30, 2022, dilutive shares for both periods were excluded from the diluted EPS calculation, as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 7,949,513 and 6,807,820 potential shares of Common Stock excluded from the diluted EPS calculation for the years ended June 30, 2023 and 2022, respectively.

Fair Value of Financial Instruments - The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, Fair Value Measurement. Under the authoritative guidance, fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1. Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

●	Level 2. Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

●	Level 3. Unobservable inputs in which there is little or no market data which require the reporting entity to develop its own assumptions.

There were no Level 1, 2, or 3 assets, nor any Level 1, 2, or 3 liabilities measured at fair value on a recurring basis as of June 30, 2023.

As a result of the contingent consideration liability being extinguished during the fiscal year, a fair value option model evaluation was not performed as of June 30, 2023.

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and notes payable, approximate their recorded values due to their short-term nature.

The following table sets forth the liabilities at June 30, 2023 and 2022, which are recorded on the balance sheet at fair value on a recurring basis by level of input within the fair value hierarchy. As required, these are classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

Contingent Consideration Liability at June 30, 2023	$—	$—	$—
The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2022	—	—	2,343,318
Contingent Shares issued pursuant to the Acquisition Agreement			(2,762,500)
Loss on extinguishment of contingent Consideration	—	—	419,182
Balance June 30, 2023	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

Contingent Consideration Liability at June 30, 2022	$—	$—	$2,343,318
The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2021	—	—	6,037,945
Contingent Shares issued pursuant to the Acquisition Agreement			(798,000)
Fair value adjustment	—	—	(2,896,627)
Balance June 30, 2022	$—	$—	$2,343,318

 Stock-Based Compensation - The Company has granted stock options, restricted share units (“RSUs”) and warrants to certain employees, officers, directors, and consultants. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock based compensation costs for the vesting of options and RSUs granted to certain employees, officers, directors, and consultants for the years ended June 30, 2023 and 2022 were $3,535,051 and $5,490,602, respectively.

The Company recognizes compensation costs for stock option awards to employees, officers and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair value of the stock options granted using the Black-Scholes option-pricing model are the expected term of the award, the underlying stock price volatility, the risk-free interest rate, and the expected dividend yield. The Company accounts for forfeitures as they occur.

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

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Accordingly, the Company has elected to use the “simplified method” to estimate the expected term of its share-based awards. The simplified method computes the expected term as the sum of the award’s vesting term plus the original contractual term divided by two.

New Accounting Pronouncements Not Yet Adopted - Recent accounting pronouncements issued by the FASB that have not yet been adopted by the Company are not expected to have a material impact on the Company’s present or future consolidated financial statements.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of $39,684,056 and $113,433,392 for the years ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had cash and cash equivalents of $1,874,480 and an accumulated deficit of $244,029,253. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management intends to raise additional funds for (a) research and development, (b) increases in personnel, and (c) the purchase of equipment, specifically to advance the Company’s potential products through the regulatory process. The Company may raise such funds from time to time through public or private sales of equity or debt securities. Such financing may not be available on acceptable terms, or at all, and the failure to raise capital when needed could materially adversely affect the Company’s growth plans, financial condition and results of operations.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2023 and 2022:

	Useful Life	June 30, 2023	June 30, 2022
Lab equipment and instruments	4-7	$576,298	$546,524
Leasehold improvements	10	224,629	224,629
Furniture, fixtures, and equipment	4-7	172,861	172,861
Total		973,788	944,014
Less accumulated depreciation		(464,799)	(357,478)
Net Property and Equipment		$508,989	$586,536

Depreciation expense amounted to $107,321 and $108,595 for the years ended June 30, 2023 and 2022, respectively.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

At June 30, 2023 and 2022, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $39,676 and $44,268, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the years ended June 30, 2023 and 2022 was $6,175 and $14,995, respectively.

At June 30, 2023 and 2022, indefinite life intangible assets consisted of a license agreement classified as In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible assets provide economic benefit, and goodwill.

At June 30, 2023 and 2022, definite-life and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2022	Period Change	Effect of Currency Translation	June 30, 2023
Definite Life Intangible Assets
Patents	20 Years	$279,257	$—	11,679	$290,936
Less Accumulated Amortization		(234,989)	(6,175)	(10,096)	(251,260)
Net Definite-Life Intangible Assets		$44,268	$(6,175)	$1,583	$39,676

Indefinite Life Intangible Assets
License Agreement		$61,571,000	$(18,960,000)	$—	$42,611,000

Goodwill		11,640,000	—	—	11,640,000
Total Indefinite Life Intangible Assets		$73,211,000	$(18,960,000)	$—	$54,251,000

Expected future amortization expense is as follows:

Years ended June 30,
2024	$9,919
2025	9,919
2026	9,919
2027	9,919
Total	$39,676

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During February 2018, the Company acquired a License Agreement (as licensee) to the HIV therapy being developed as RENB-HV-01 which consists of a perpetual, fully paid-up, royalty-free, sub-licensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans. Because the HIV License Agreement is considered an IPR&D intangible asset, it is classified as an indefinite life asset that is tested annually for impairment.

Impairment – Following the fourth quarter of each year, management performs its annual test of impairment of intangible assets by performing a quantitative assessment and determines if it is more likely than not that the fair value of the asset is greater than or equal to the carrying value of the asset. As of June 30, 2023 and 2022, the results of the quantitative assessment indicated that the carrying value of the licenses acquired as an IPR&D asset exceeded its fair value, due to the changes in the projected economic benefits to be realized from these assets. Therefore, an impairment adjustment of $18,960,000 and $93,253,000 was recorded for the years ended June 30, 2023 and 2022, respectively.

NOTE 5 — LEASES

Operating Leases — On November 13, 2017, Renovaro entered into a lease agreement for a term of five years and two months from November 1, 2017 with Plaza Medical Office Building, LLC, pursuant to which Renovaro agreed to lease approximately 2,325 rentable square feet (the “Plaza Lease”). The base rent for the Plaza Lease increased by 3% each year, and ranged from approximately $8,719 per month, for the first year to $10,107 per month for the two months of the sixth year. The lease was terminated early without penalties or additional costs as of September 30, 2022, that released an accrual of $70,800 related to leasehold improvements that was not utilized.

On June 19, 2018, Renovaro entered into a lease agreement for a term of ten years from September 1, 2018 with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet. On February 20, 2019, the Registrant entered into an Addendum to the original lease agreement with an effective date of December 1, 2019, where it expanded the leased area to include another 1,101 square feet for a total rentable 3,554 square feet. The base rent increases by 3% each year, and ranges from $17,770 per month as of the date of the amendment to $23,186 per month for the tenth year. The equalized monthly lease payment for the term of the lease is $20,050. The Company subleased the space as of June 25, 2022 through April 30, 2023 (see subsection below “Sublease Agreement” for details.)

The Company identified and assessed the following significant assumptions in recognizing the right-of-use assets and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s lease has a remaining lease term of 50 months. As of June 30, 2023, the weighted-average remaining term is 4.17 years.

Incremental borrowing rate — The Company’s lease agreement does not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its lease, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of June 30, 2023, the weighted-average discount rate is 4.03%.

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

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Below are the lease commitments for the next 5 years:

Years Ending June 30	Lease Expense
2024	$246,004
2025	253,384
2026	260,985
2027	268,815
2028	45,020
Less imputed interest	(105,199)
Total	$969,009

Sublease Agreement

On June 20, 2022, the Company entered into a sublease agreement with One Health Labs (the “Subtenant”), whereby the Subtenant agreed to lease 3,554 square feet of space currently rented by the Company in Century City Medical Plaza as of June 25, 2022 for a period of 3.5 years with an option to renew for the remaining term of the lease that ends as of June 19, 2028. The base rent was $17,770 per month plus $750 towards utility fees that are part of the original lease agreement would have increased by 3% each year over the term of the sublease. The Company received a total of $57,022 on July 1, 2022 after execution of the sublease to cover the first month rent, utility fee and deposit. The first sublease payment began on August 1, 2022.

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

On April 18, 2023, the Company entered into a sublease termination agreement with the Subtenant, whereby the Subtenant and the Company agreed to terminate the sublease effective as of April 30, 2023. The Subtenant agreed to pay the Company $139,460 along with the security deposit of $35,540 for a total termination fee of $175,000, to permit early termination of the sublease.

The Company recognized operating income from the sublease on a straight-line basis in its statements of operations over the lease term. During the year ended June 30, 2023, the Company paid $439,519 in operating leases.

During the year ended June 30, 2023 and 2022, the net operating lease expenses were as follows:

	Years ended June 30,
	2023	2022
Operating Lease Expense	$322,447	$356,073
Sub-lease Income	(352,700)	(2,962)
Total Net Lease Expense	$(30,253)	$353,111

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — NOTES PAYABLE

Convertible Notes Payable- On February 6, 2020, the Company issued two Convertible Notes (the “Convertible Notes”) to Paseco APS (the “Holder”), a Danish limited company and an existing stockholder of the Company each with a face value amount of $600,000, convertible into shares of Common Stock, $0.0001 par value per share. The outstanding principal amount of the Convertible Notes was due and payable on February 6, 2023. Interest on the Convertible Notes commenced accruing on the date of issuance at six percent (6%) per annum, computed on the basis of twelve 30-day months, and was compounded monthly on the final day of each calendar month based upon the principal and all accrued and unpaid interest outstanding as of such compound date. The interest was payable in cash on a semi-annual basis.

The conversion price was equal to $12.00 per share of Common Stock. The Holder did not exercise the conversion feature that expired on February 6, 2021. The Company evaluated the Convertible Notes in accordance with ASC 470-20 and identified that they each contain an embedded conversion feature that shall not be bifurcated from the host document (i.e., the Convertible Notes) as they are not deemed to be readily convertible into cash. All proceeds received from the issuance were recognized as a liability on the balance sheet.

Effective December 30, 2022 (the “Effective Date”), the Company amended and restated the Convertible Notes (the “Amended and Restated Secured Notes”). Pursuant to the Amended and Restated Secured Notes, the due date was extended to February 28, 2024, unless the Company consummates a public offering or private placement prior to the maturity date (a “Qualified Offering”) and the Holder elects to convert the outstanding principal balance into Common Stock at the price being paid by the investors in such Qualified Offering. The interest was increased to twelve percent (12%) per annum, which was prepaid by the Company in full on the date of amendment through the issuance of 198,439 shares of the Company’s Common Stock which is comprised of 29,419 shares for accrued interest up to the Effective Date and 169,020 shares related to the prepayment of interest through the extension date of the Amended and Restated Secured Notes using the closing market price on the Effective Date, of $1.03. The obligations of the Company under the Amended and Restated Secured Notes were secured by a security agreement (the “Security Agreement”). The Company evaluated the Amended and Restated Secured Notes and conversion feature to determine the appropriate accounting treatment based on the terms of the agreement. In accordance with ASC 480-Distinguising Liabilities from Equity, the Company determined that the Amended and Restated Secured Notes embody an obligation that may require the Company to settle with the issuance of a variable number of shares, where the monetary value of the obligation is based predominantly on a fixed monetary amount of $1,200,000 known at inception. Accordingly, the Company recorded the Amended and Restated Secured Notes as share settled debt. The total value of the shares issued was $204,392 which included $174,090 of prepaid interest and $30,302 for accrued interest as of December 30, 2022. On June 26, 2023, the holder of the Amended and Restated Secured Notes notified the Company that they wished to elect to exercise their conversion right triggered by a private placement. Therefore, all outstanding $1,200,000 Amended and Restated Secured Notes were converted into 2,264,150 shares of Common Stock and 1,132,075 Warrants. There were no Amended and Restated Secured Notes outstanding after the foregoing conversion.

As of June 30, 2023 and 2022, the Company recorded accrued interest in the amount of zero  and $24,181, which is included in accrued expenses, respectively. For the years ended June 30, 2023 and 2022, the interest expense related to the Convertible Notes amounted to $210,543 and $72,875 respectively. The Convertible Notes balance as of June 30, 2023 was zero .

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

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On May 17, 2022, the Company entered into a second amendment to the Promissory Note that extended the Maturity Date to November 30, 2023 and increased the interest rate from 6% to 12% per annum. All other terms of the Promissory Note remained the same. The change in Maturity Date required an additional year of interest at the fixed rate of 12% per annum. Pursuant to the amendment, the Company prepaid interest for the period November 30, 2022 until May 30, 2023 on the date of the amendment through the issuance of 47,115 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $299,178. All other accrued interest payable from May 30, 2023 to the Maturity Date was payable by the Company on May 30, 2023, at the option of the Holder either (i) in cash or (ii) in non-assessable shares of the Company’s Common Stock, valued at the closing sale price of the Common Stock of the Nasdaq Capital Market on May 30, 2023. The Holder elected the interest be paid in cash (the “Interest Payment”).

Effective December 30, 2022, the Company entered into a third amendment to the Promissory Note. Pursuant to the third amendment, the Company’s obligations under the Promissory Note were secured by a Security Agreement. To secure the Company’s obligations under each of the Amended and Restated Secured Notes and the Promissory Note, the Company entered into a Security Agreement with the Holder, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) for the benefit of the Holder. Upon an Event of Default (as defined in the Amended and Restated Secured Notes and Promissory Note, respectively) the Holder may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease, or dispose of the Collateral.

On June 12, 2023, the Holder notified the Company that it wanted to apply the Interest Payment due to it towards the Company’s next private placement. On June 26, 2023, the Holder participated in a private placement. As part of the private placement, the Company issued (i) 567,588 shares of its Common Stock, par value $0.0001 per share and (ii) warrants to purchase 283,794 shares of common stock at a purchase price of $0.53 per share, for aggregate proceeds to the Company of $300,822

For the year ended June 30, 2023 and 2022, discount amortization of $348,621 and $297,212 was charged to interest expense. The Promissory Note balance, net of discount at June 30, 2023 is $4,624,947.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Finance Agreement — On November 30, 2022, the Company entered into a premium finance agreement (the “Agreement”) related to insurance, which resulted in a prepaid expense with a principal amount of $1,139,875 at 6.69% interest per annum. The repayment of the Agreement will be made in nine equal monthly installments of $96,220 after a down payment of $300,000. For the years ended June 30, 2023 and 2022 the Company made repayments of $1,121,767 and $560,848, respectively. The remaining balance at June 30, 2023 is $184,733; the amount is reflected in other current liabilities. For the year ended June 30, 2023, the Company recorded total interest expense in the amount of $21,180 related to the Agreement. This amount is reflected in other income and expenses.

Total interest expense recorded for the years ended June 30, 2023 and 2022, was $580,344 and $372,844, respectively.

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

As of June 30, 2023 and 2022, the Company had net operating loss carryforwards of approximately $476,965,239 and $244,899,881, respectively, giving rise to deferred tax assets of $140,547,314 and $71,299,011 respectively. The net operating loss carryforwards generated prior to January 1, 2018 expire over various dates from 2031 to 2037. All subsequent net operating loss carryforwards are indefinite.

The Company files Danish and U.S. income tax returns and these returns are generally no longer subject to tax examinations for years prior to 2019 for the Danish tax returns and 2020 for the U.S. tax returns.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax assets (liabilities) at June 30, 2023 and 2022:

	June 30
	2023	2022
Excess of tax over book depreciation of fixed assets	$8,258	$6,406
Excess of tax over book depreciation of patents	8,415	5,716
Stock/options compensation	3,885,996	2,831,137
Depreciation and amortization	152,059	118,020
Net operating loss carryforwards	140,547,314	71,299,011
Change in tax rate	—	—
Valuation allowance	(144,602,042)	(74,260,290)
Total Deferred Tax Assets (Liabilities)	$—	$—

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the years ended June 30, 2023 and 2022:

	Years ended June 30,
	2023	2022

Computed tax at expected statutory rate	$(70,341,751)	$(59,450,176)
Non-US income taxed at different rates	—	—
Non-deductible expenses / other items	—	34
Valuation allowance	70,341,751	59,450,176
Income Tax Expense (Benefit)	$—	$34

The components of income tax expense (benefit) from continuing operations for the years ended June 30, 2023 and 2022 consisted of the following:

	Years ended June 30,
	2023	2022
Current Income Tax Expense
Danish income tax (benefit)	$—	$—
Total Current Tax Expense (Benefit)	$—	$—

Deferred Income Tax Expense (Benefit)
Excess of tax over book depreciation of fixed assets	$8,258	$6,406
Excess of tax over book depreciation of patents	8,415	5,716
Stock/options compensation	3,885,996	2,831,137
Depreciation and amortization	152,059	118,020
Net operating loss carryforwards	140,547,314	71,299,011
Change in tax rate	—	—
Change in the valuation allowance	(144,602,042)	(74,260,290)
Total Deferred Tax Expense	$—	$—

Deferred income tax expense (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share. At June 30, 2023 and 2022, there were zero shares issued and outstanding.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common Stock — The Company has 100,000,000 authorized shares of Common Stock, par value $0.0001 per share. At June 30, 2023 and 2022, there were 63,698,144 and 53,007,082 shares issued and outstanding, respectively.

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

Liquidation Rights — In the event of any liquidation, dissolution or winding-up of the affairs of the Company, after payment of all debts and liabilities, the holders of Common Stock will be entitled to share ratably in the distribution of any remaining assets.

Purchase Agreement with Lincoln Park Capital

On July 8, 2020, the Company entered into a purchase agreement (the “2020 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $20,000,000 of shares of Common Stock from time to time through August 1, 2023.

In consideration for entering into the 2020 Purchase Agreement, the Company issued 139,567 shares of Common Stock to Lincoln Park as a commitment fee on July 21, 2020.

As of October 17, 2022, the Company no longer had access to the 2020 Purchase Agreement as the Company is no longer able to use the registration statement on Form S-3 that registered the shares issuable to Lincoln Park under the Purchase Agreement.

On June 20, 2023, the Company entered into a purchase agreement (the “2023 Purchase Agreement”) with Lincoln Park, pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $20,000,000 of shares of Common Stock over the 36-month term of the 2023 Purchase Agreement. Concurrently with entering into the 2023 Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2023 Purchase Agreement.

In consideration for entering into the 2023 Purchase Agreement, the Company issued 696,021 shares of Common Stock to Lincoln Park as a commitment fee on June 20, 2023.

During the years ended June 30, 2023 and June 30, 2022 we issued zero0 and 497,340 shares of Common Stock to Lincoln Park under the 2023 Purchase Agreement for a purchase price of zero0 and $4,676,399, respectively.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 2023 Private Placement

In March 2023, the Company issued 2,378,070 shares of Common Stock and warrants to purchase 1,189,036 shares of common stock (“Purchase Warrants”) resulting in proceeds of $2,711,000 in a private placement offering (“Private Placement”). The Company effected the issuances of the shares of Common Stock from March 13, 2023 to March 29, 2023. The Purchase Warrants were immediately exercisable and had an exercise term of five years with an exercise price of $1.14 per share. The combined purchase price for one share of common stock and one Purchase Warrant was $1.14 per share. The private placement was made directly by the Company to persons who are not U.S. persons in reliance upon Regulation S of the Securities Act of 1933. No underwriter or placement agent was engaged by the Company for this private placement.

June 2023 Private Placement

Pursuant to a private placement offering, on June 26, 2023, the Company issued 4,718,532 shares of Common Stock and warrants to purchase 2,359,266 shares of Common Stock resulting in proceeds of $1,300,823 in a private placement offering and a reduction of notes payable of $1,200,000. The warrants were immediately exercisable and had an exercise term of five years with an exercise price of $0.53 per share. The combined purchase price for one share of Common Stock and one warrant was $0.53 per share. The private placement was made directly by the Company to persons who are not U.S. persons in reliance upon Regulation S of the Securities Act of 1933. No underwriter or placement agent was engaged by the Company for this private placement.

Common Stock Issuances

On June 26, 2023, all outstanding $1,200,000 Amended and Restated Secured Notes were converted into 2,264,150 shares of Common Stock and 1,132,075 Warrants. There were no Amended and Restated Secured Notes outstanding after the foregoing conversion.

One June 26, 2023, the Company issued 4,718,532 shares of Common Stock and warrants to purchase 2,359,266 shares of common stock resulting in proceeds of $1,300,823 in a private placement offering and the aforementioned reduction of notes payable of $1,200,000. The warrants were immediately exercisable and had an exercise term of five years with an exercise price of $0.53 per share. The combined purchase price for one share of Common Stock and one warrant was $0.53 per share.

On June 20, 2023, the Company issued 696,021 shares of Common Stock to Lincoln Park as a commitment fee as part of a purchase agreement.

On April 27, 2023, there were 100,000 restricted shares issued that immediately vested and were converted into shares of Common Stock in exchange for consulting services valued at $120,000.

During March 2023, the Company issued 2,378,070 shares of Common Stock and warrants to purchase 1,189,036 shares of Common Stock resulting in proceeds of $2,711,000 in a private placement offering. The Company effected the issuances of the shares of Common Stock from March 13, 2023 to March 29, 2023. The Purchase Warrants were immediately exercisable and had an exercise term of five years with an exercise price of $1.14 per share. The combined purchase price for one share of Common Stock and one Purchase Warrant was $1.14 per share.

On February 10, 2023, there were 100,000 restricted share units issued that immediately vested and were converted into shares of Common Stock in exchange for consulting services valued at $108,000.

On December 30, 2022, the Company issued 198,439 shares of Common stock valued at $204,392 based on the closing price of the common stock on that date, issued in lieu of prepaid interest related to the amended and restated secured notes (see Note 6).

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On July 14, 2022, certain of our warrant holders exercised warrants to purchase 1,250,000 shares of Common Stock for total proceeds to the Company of $1,625,000, with corresponding earn-out distribution of the same number of shares in connection with the acquisition of Renovaro BioPharma, Inc., based on the share price on that date of $2.21. This non-cash earn-out distribution impacted stockholders’ equity in the amount of $2,762,500 based on the share price on July 14, 2022 of $2.21.

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

On December 24, 2021, the Company issued 100,000 shares of Common Stock valued at the price of $1.30 per share pursuant to the exercise of vested warrants for total proceeds of $130,000, with corresponding earn-out distribution in the same amount in connection with the acquisition of Renovaro BioPharma which was distributed on March 31, 2022, based on the share price on December 23, 2021 of $7.98. This non-cash transaction impacted stockholders’ equity in the amount of $798,000.

2017 Warrants

On July 14, 2022, certain of our warrant holders exercised warrants to purchase 1,250,000 shares of Common Stock for total proceeds to the Company of $1,625,000, with corresponding earn-out distribution of the same number of shares in connection with the acquisition of Renovaro BioPharma. This non-cash earn-out distribution impacted stockholders’ equity in the amount of $2,762,500 based on the share price on July 14, 2022 of $2.21. The Company recorded a loss on extinguishment of contingent consideration liability of $419,182 during the year ended December 30, 2023 which reflects the difference between the fair value of the shares and the contingent consideration liability at the time of extinguishment. As of June 30, 2023, all outstanding 2017 Warrants were exercised and there is no further contingent consideration liability balance remaining as of the end of this period.

Acquisition of Renovaro Biopharma / Contingently issuable shares

On February 16, 2018, the acquisition of Renovaro Biopharma was completed. As part of the acquisition, the stockholders of Renovaro Biopharma received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive Contingent Shares of Common Stock pro rata upon the exercise or conversion of warrants, which were outstanding at closing. As of June 30, 2023, no further Contingent Shares are issuable.

Acquisition of Renovaro Denmark

At June 30, 2023 and 2022, the Company maintained a reserve of 17,414 Escrow Shares, all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Renovaro Denmark held by non-consenting shareholders of Renovaro Denmark on both June 30, 2023 and 2022, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of Renovaro Denmark. There have been 167,639 shares of Common Stock issued to non-consenting shareholders of Renovaro Denmark as of June 30, 2023. During the years ended June 30, 2023 and 2022, the Company did not issue any shares of Common Stock, respectively, to such non-consenting shareholders of Renovaro Denmark.

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. In the year ended June 30, 2023, the weighted-average assumptions used to estimate the grant date fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Renovaro Biosciences Inc.
Expected term (in years)	5.3 – 6.5
Volatility	84.66% – 92.36%
Risk free interest rate	2.70%- 4.24%
Dividend yield	0%

The Company recognized stock-based compensation expense related to all equity instruments of $3,535,051 and $5,490,602 for the years ended June 30, 2023 and 2022, respectively. At June 30, 2023, the Company had approximately $1,462,866 of unrecognized compensation cost related to non-vested options.

Plan Options

 On February 6, 2014, the Board adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), and the Company reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the 2014 Plan.

On October 30, 2019, the Board approved and on October 31, 2019, the Company’s stockholders adopted Renovaro’s 2019 Equity Incentive Plan (the “2019 Plan”), which replaced the 2014 Plan. The 2019 Plan authorized options to be awarded to not exceed the sum of (1) 6,000,000 new shares, and (2) the number of shares available for the grant of awards as of the effective date under the 2014 Plan plus any options related to awards that expire, are terminated, surrendered, or forfeited for any reason without issuance of shares under the 2014 Plan after the effective date of the 2019 Plan.

Pursuant to the 2019 Plan, the Company granted options to purchase 193,000 shares to employees with a three-year vesting period during the year ended June 30, 2023. For the year ended June 30, 2022, the Company granted options to purchase 3,219,200 shares with a three-year vesting period under the 2019 Plan. One million of those shares were subject to performance based vesting criteria, and as of June 30, 2023, no expense was recognized on those options based on the assessment that those shares were not probable of vesting. As performance criteria for Years 1 through 3 were not probable of achievement, the entire one million option shares were forfeited.

During the year ended June 30, 2023 and 2022, the Company granted options to purchase 184,800 issued, 18,960 forfeited, and zero shares of Common stock, respectively, to employees with a six-month vesting period.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2023 and 2022, the Company granted options to purchase 73,200 issued, 12,640 forfeited, and 65,000 shares of Common stock, respectively, to employees with a one-year vesting period.

During the years ended June 30, 2023 and 2022, the Company granted options to purchase 355,359 and 103,668 shares, respectively, to the Board of Directors and Scientific Advisory Board Members with a one-year vesting period.

During the years ended June 30, 2023, and 2022, the Company granted options to purchase zero and 60,000 shares, respectively, for consulting services with a three-year vesting period.

During the years ended June 30, 2023, and 2022, the Company granted options to purchase 75,000 and 29,642 shares, respectively, for consulting services with a one-year vesting period.

During the years ended June 30, 2023 and 2022, the Company granted options to purchase zero and 21,979 shares, respectively, for consulting services with immediate vesting.

All of the above options are exercisable at the market price of the Company’s Common Stock on the date of the grant.

To date the Company has granted options under the Plan (“Plan Options”) to purchase 5,710,001 shares of Common Stock.

A summary of the Plan Options outstanding at June 30, 2023 is presented below:

Options Outstanding					Options Exercisable
	Exercise Price Ranges	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$0.94–4.50	1,094,715	8.74	$2.14	405,296	7.57	$2.92
	$4.51–6.50	2,503,102	7.62	$4.89	1,168,102	7.11	$5.26
	$6.51–12.00	803,393	7.20	$8.02	694,016	7.00	$7.98
Total		4,401,211	7.82	$4.78	2,267,415	7.16	$5.68

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes since July 1, 2022 are presented below:

		Weighted Average	Weighted Average	Weighted Average
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Outstanding at July 1, 2022	4,307,820	$5.37	8.55	$—
Granted	881,359	1.83
Exercised	—	—
Forfeited	(787,968)	4.68
Expired/Canceled	—
Outstanding at June 30, 2023	4,401,211	$4.78	7.82	$—
Exercisable at June 30, 2023	2,267,415	$5.68	7.16	$—

At June 30, 2023, the Company has 2,267,415 exercisable Plan Options. The total intrinsic value of options exercisable at June 30, 2023 was zero. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) and at June 30, 2023 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the warrants outstanding at June 30, 2023, and changes in the warrants in the year ended June 30, 2023 are presented below:

		Weighted Average	Weighted Average
	Underlying Shares	Exercise Price	Remaining Life

Outstanding at July 1, 2022	1,250,000	$1.30	0.03
Granted	3,548,302	0.73	4.80
Exercised	(1,250,000)	1.30	—
Cancelled/Expired	—	—	—
Outstanding and exercisable at June 30, 2023	3,548,302	$0.73	4.80

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

			Outstanding	Equivalent Shares Exercisable
Exercise Prices	Underlying Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.53-1.14	3,548,302	4.80	$0.73	3,548,302	$0.73

Restricted Stock Units (RSUs)

The Company recognized stock-based compensation expense related to RSUs of zero0 and $258,559 for the years ended June 30, 2023 and 2022, respectively. At June 30, 2023, the Company had approximately zero unrecognized compensation cost related to restricted stock units.

Restricted Stock Awards (RSA)

The Company recognized stock-based compensation expense related to RSAs of $108,000 and zero0 for the years ended June 30, 2023 and 2022, respectively. The restricted stock awards are related to a grant of 100,000 shares of restricted stock made to a consultant as consideration for consulting services.

 NOTE 9 — COMMITMENTS AND CONTINGENCIES

Commitments

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, and amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments until the services were no longer being rendered or the G-Tech Agreement is terminated. As of May 25, 2022, the consultant was no longer able to render services, therefore no expense was incurred for the year ended June 30, 2023. For the year ended June 30, 2022, $275,000 was charged to research and development expenses in our Consolidated Statements of Operations related to this consulting agreement.

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

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. During the years ended June 30, 2023 and 2022, the Company paid a total of zero0 and $1,011,500, respectively, for scientific staffing resources, research and development and Investigational New Drug (IND) enabling studies. During the years ended June 30, 2023 and 2022 the Company paid zero0 and $1,500,000, respectively, for the milestone completion of a Pre-IND process following receipt of written comments in accordance with the HBV License Agreement. The Company has filed a claim against the HBV Licensors, which includes certain payments it made related to this license (see Contingencies sub-section below).

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

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Development License Agreement was entered into pursuant to the existing Framework Agreement between the parties dated November 15, 2019. The Development License Agreement states that in consideration for the Development License, the Company shall provide cash funding for research costs and equipment and certain other in-kind funding related to the Prevention and Treatment over a 24-month period. Additionally, the Development License Agreement provided for an up-front payment of $10,000,000 and a $760,000 payment for expenditures to date prior to the effective date related to research towards the Prevention and Treatment within 60 days of April 18, 2021. The amounts were paid on June 18, 2021 and June 25, 2021, respectively. The Development License Agreement provides for additional payments upon the occurrence of certain benchmarks in the development of the technology set forth in the Development License Agreement, in each case subject to the terms of the Development License Agreement.

The Development License Agreement provides for cooperation related to the development of intellectual property related to the Prevention and Treatment and for a 3% royalty to G Tech on any net sales that may occur under the Development License Agreement. During the years ended June 30, 2023 and 2022 the Company paid zero and $150,000 related to the Prevention and Treatment research. The Company is no longer pursuing any product candidates that relate to this license. The Company has filed a claim against the Development Licensors to recover all monies it paid related to this license (see Contingencies sub-section below).

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

G-Tech and SRI are controlled by Anderson Wittekind, a shareholder of the Company.

Shares held for non-consenting shareholders – The 17,414 remaining shares of Common Stock related to the Acquisition of Renovaro Denmark have been reflected as issued and outstanding in the accompanying financial statements. There were zero shares of Common Stock issued to such non-consenting shareholders during the years ended June 30, 2023 and 2022 (see Note 8).

Service Agreements – The Company had a consulting agreement for services of a Senior Medical Advisor for up to $210,000 per year on a part-time basis. This consulting agreement was terminated as of October 31, 2022. The Company maintains employment agreements with other staff in the ordinary course of business.

Contingencies

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice, but the Chow action remains pending. The defendants did not respond to the complaint in the Manici action and have not yet responded to the complaint in the Chow action. The Company intends to contest this matter but expresses no opinion as to the likelihood of a favorable outcome.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On October 21, 2022, the Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Serhat Gümrükcü, William Anderson Wittekind (“Wittekind”), G Tech, SG & AW Holdings, LLC, and SRI. The Complaint alleges that the defendants engaged in a “concerted, deliberate scheme to alter, falsify, and misrepresent to the Company the results of multiple studies supporting its Hepatitis B and SARS-CoV-2/influenza pipelines.” Specifically, “Defendants manipulated negative results to reflect positive outcomes from various studies, and even fabricated studies out of whole cloth.” As a result of the defendants’ conduct, the Company claims that it “paid approximately $25 million to Defendants and third-parties that it would not otherwise have paid.” On April 21, 2023, defendants Wittekind, G Tech, SG & AW Holdings, LLC, and SRI filed a demurrer with respect to some, but not all, of the Company’s claims, as well as a motion to strike. On September 6, 2023, the court denied in part and granted in part the pending motions. On September 7, 2023, the court entered a case management order setting the final status conference, trial, and other intervening deadlines. We will continue to pursue our claims against these defendants.

On March 1, 2021, the Company’s former Chief Financial Officer, Robert Wolfe and his company, Crossfield, Inc., filed a Complaint in the U.S. District Court for the District of Vermont against the Company, Renovaro BioSciences Denmark ApS, and certain directors and officers. In the Complaint, Mr. Wolfe and Crossfield, Inc. asserted claims for abuse of process and malicious prosecution, alleging, inter alia, that the Company lacked probable cause to file and prosecute an earlier action, and sought millions of dollars of compensatory damages, as well as punitive damages. The allegations in the Complaint relate to an earlier action filed by the Company and Renovaro BioSciences Denmark ApS in the Vermont Superior Court, Orange Civil Division. On March 3, 2022, the court partially granted the Company’s motion to dismiss, dismissing the abuse of process claim against all defendants and all claims against Mark Dybul and Henrik Grønfeldt-Sørensen. On November 29, 2022, the Company filed a motion for summary judgment with respect to the sole remaining claim of malicious prosecution. On August 24, 2023, the court denied the motion for summary judgment. On September 7, 2023, the Company moved for reconsideration of the court’s order. The Company denies the allegations set forth in the Complaint and will continue to vigorously defend against the remaining claim.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On June 7, 2023, Weird Science LLC (“Weird Science”), Wittekind, the William Anderson Wittekind 2020 Annuity Trust, the William Anderson Wittekind 2021 Annuity Trust, the Dybul 2020 Angel Annuity Trust, and the Ty Mabry 2021 Annuity Trust (collectively, the “Trusts”) (collectively, “Plaintiffs”) filed a Verified Complaint against the Company in the Court of Chancery of Delaware. Plaintiffs allege that the Company breached the February 16, 2018 Investor Rights Agreement between the Company, Weird Science, and RS Group ApS (the “Investor Rights Agreement”). According to the Verified Complaint, the Investor Rights Agreement required the Company to (i) notify all “Holders” of “Registrable Securities” at least 30 days prior to filing a registration statement and (ii) afford such Holders an opportunity to have their Registrable Securities included in such registration statement. Plaintiffs allege that the Company breached these registration rights by failing to provide the required notice in connection with S-3 registration statements filed by the Company on July 13, 2020 and February 11, 2022. Plaintiffs seek compensatory damages, pre- and post-judgment interest, costs, and attorneys’ fees. Enochian denies Plaintiffs’ allegations and intends to vigorously defend against the claim.

On August 24, 2023, counsel on behalf of Weird Science, Wittekind, individually, and Wittekind, as trustee of the Trusts served a demand to inspect the Company’s books and records (the “Demand”) pursuant to Delaware General Corporation Law, § 220 (“Section 220”). The Demand seeks the Company’s books and records in connection with a various issues identified in the Demand. The Company takes its obligations under Section 220 seriously and, to the extent that the requests are proper under Section 220, intends to comply with those obligations.

NOTE 10 — RELATED PARTY TRANSACTIONS

On June 26, 2023, RS Bio ApS, a Danish entity, participated in the Private Placement and purchased 1,886,794 of Common Stock and warrants to purchase 943,397 shares of Common Stock resulting in proceeds to the Company of $1,000,000. Mr. Rene Sindlev, the Chairman of the Company’s Board of Directors, holds the sole voting and disposition power of the shares owned by RS Bio ApS. The Board of Directors (excluding Mr. Sindlev) approved the participation of certain officers and directors of the Company in the Private Placement on identical terms as the other investors of the Private Placement (see Note 8).

On March 17, 2023, RS Bio ApS, a Danish entity, participated in the Private Placement and purchased 877,193 shares of Common Stock and warrants to purchase 438,597 shares of Common Stock resulting in proceeds to the Company of $1,000,000. Mr. Rene Sindlev, the Chairman of the Company’s Board of Directors, holds the sole voting and disposition power of the shares owned by RS Bio ApS. The Board of Directors (excluding Mr. Sindlev) approved the participation of certain officers and directors of the Company in the Private Placement on identical terms as the other investors of the Private Placement (see Note 8).

The Company paid G-Tech zero 0 and $4,031,500, which included payments for consulting agreements related to HIV, and contractual costs related to the HBV License, the Development License and the ALC License (see Note 9), and security expenses, for the years ended June 30, 2023 and 2022, respectively.

The Company leased office space from a landlord affiliated with G-Tech from May 15, 2022 to August 31, 2022, on a month-to-month basis for a total of $43,750, of which $25,000 relates to the year ended June 30, 2023. The Company paid the amount in full in August 2022.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — SUBSEQUENT EVENTS

 August 2023 Private Placement

On August 1, 2023, the Company closed a private placement of 280,505 of the Company’s units. Each such Unit consists of (i) one share of the Company’s Series A Convertible Preferred Stock, $0.0001 par value per share and (ii) one Common Stock purchase warrant to purchase five shares of the Company’s Common Stock, $0.0001 par value per share at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $2,000,000 in cash. In addition, the Company issued 280,505 Units in connection with the conversion of $2,000,000 of the Promissory Note, as further described below under the heading “Amendment and Conversion of Previously Issued Promissory Note”.

In connection with the Private Placement, the Company sold an aggregate of 561,010 shares of Preferred Stock, which are initially convertible into an aggregate of 5,610,100 shares of Common Stock. In connection with the Private Placement, the Company sold Warrants to purchase an aggregate of 2,805,050 shares of Common Stock, which represents 50% warrant coverage. The Warrants are exercisable for five years from the date of issuance and have an exercise price of $0.65 per share, payable in cash.

Amendment and Conversion of Previously Issued Promissory Note

On July 31, 2023, the Company and the holder of the Previously Issued Promissory Note agreed to amend the Promissory Note (the Fourth Amendment), to provide the holder with limited conversion rights in connection with the Private Placement. Per the terms of the Fourth Amendment, the Holder could elect to convert $2,000,000 of the outstanding principal balance of the Promissory Note into the Units being offered in the Private Placement at the price per Unit being paid by the investors in the Private Placement.

As mentioned above, on August 1, 2023, the holder of the Promissory Note notified the Company of their election to exercise the Conversion Right. Therefore, $2,000,000 of the outstanding principal balance of the note was converted into 280,505 Units, comprised of an aggregate of (i) 280,505 shares of Preferred Stock and (ii) Warrants to purchase an aggregate of 1,402,525 shares of Common Stock. A principal balance of $3,000,000 remained outstanding under the Promissory Note after the foregoing conversion. The Units issued in connection with the conversion were issued pursuant to Regulation S.

Definitive Agreement with GEDi Cube

On September 28, 2023, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with GEDi Cube, a private company formed under the laws of England and Wales (“GEDi Cube”). Upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company will acquire 100% of the equity interests of GEDi Cube from its equity holders (the “Sellers”) and GEDi Cube will become a wholly-owned subsidiary of the Company (the “Transaction”). On September 28, 2023, the board of directors of the Company, and the board of managers of GEDi Cube unanimously approved the Purchase Agreement.

31

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At the effective time of the Transaction (the “Effective Time”), each ordinary share of GEDi Cube (each, a “GEDi Cube Share”) issued and outstanding as of immediately prior to the Effective Time will be exchanged for (i) shares of our Common Stock (the “Renovaro Shares”) such that the total number of Renovaro Shares issued to the holders of GEDi Cube Shares shall equal 50% of the total number of Renovaro Shares outstanding as of the Effective Time, subject to certain adjustments (the “Closing Consideration”) and (ii) earn-out Renovaro Shares to be issued pro rata to the Sellers upon the exercise or conversion of any of our derivative securities (subject to certain exceptions) which are outstanding at the Effective Time (the “Earnout Shares”).

Each of the Company and GEDi Cube has agreed, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited alternative acquisition proposals.

The completion of the Transaction is subject to the satisfaction or waiver of customary closing conditions, including: (i) adoption of the Purchase Agreement by holders of all of the outstanding GEDi Cube Shares, (ii) approval of the issuance of Renovaro Shares in connection with the Transaction by a majority of the votes cast at the shareholder meeting of our shareholders, (iii) absence of any court order or regulatory injunction prohibiting completion of the Transaction, (iv) subject to specified materiality standards, the accuracy of the representations and warranties of the other party, (v) the authorization for listing of Renovaro Shares to be issued in the Transaction on the Nasdaq, (vi) compliance by the other party in all material respects with its covenants, and (vii) the entry by the parties into a registration rights agreement, to become effective as of the Effective Time, pursuant to which Renovaro will provide registration rights to the Sellers with respect to (a) the Renovaro Shares issued to the Sellers as Closing Consideration at the Effective Time and (b) any Earnout Shares that they receive after the Closing.

We and GEDi Cube have each made customary representations and warranties in the Purchase Agreement. The Purchase Agreement also contains customary covenants and agreements, including covenants and agreements relating to (i) the conduct of each of our and GEDi Cube’s business between the date of the signing of the Purchase Agreement and the closing date of the Transaction and (ii) the efforts of the parties to cause the Transaction to be completed.

The Purchase Agreement contains certain termination rights for both the Company and GEDi Cube.

Stock Issuances

On July 28, 2023, the Company entered into an agreement to issue 500,000 shares of Common Stock for consulting services valued at $285,000.

On August 22, 2023, the Company entered into agreements to issue an aggregate of 1,000,000 shares of Common Stock for consulting services valued at $2,150,000.

On September 28, 2023, the Company entered into an agreement to issue 500,000 shares of Common Stock for consulting services valued at $2,035,000.

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

The Certifying Officers conducted a review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) to conduct a review of the Company’s internal controls over financial reporting. As of June 30, 2023, Management concluded that internal controls over financial reporting were not effective, based on COSO’s framework. The deficiency is attributed to the Company not having adequate resources to address complex accounting matters. This control deficiency will be monitored, and attention will be given to this matter as the Company grows.

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

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included under the captions “Directors and Executive Officers”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics”, “Corporate Governance” and as otherwise set forth in the Company’s Definitive Proxy Statement and is incorporated herein by reference or, alternatively will be included, by amendment to this Form 10-K under cover of Form 10-K/A no later than 120-days after the end of our fiscal year covered by this report.

Item 11. Executive Compensation

The information required by this Item 11 will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference
2.1	Stock Purchase Agreement, dated as of September 28, 2023, by and among Renovaro Biosciences Inc., GEDi Cube Intl Ltd., Yalla Yalla Ltd., in its capacity as Sellers’ Representative, and the Sellers party thereto	Incorporated by reference to exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 29, 2023

3.1*	Certificate of Incorporation, as amended

3.2	Bylaws	Incorporated herein by reference to exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2019.

4.1	Promissory Note dated March 30, 2020 issued to Paseco ApS	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 31, 2020.

4.2*	Amendment No.2 to Promissory Note, dated May 17, 2022	Incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-K filed with the SEC on February 27, 2023.

4.3	Amendment No.3 to Promissory Note, effective December 30, 2022	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 23, 2023.

4.4	Amendment No. 4 to Promissory Note, effective July 31, 2023	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 7, 2023

4.5	Description of Securities	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-K filed with the SEC on September 30, 2020.

4.6	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on April 3, 2023

4.7	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 7, 2023

10.1	Form of License Agreement between Weird Science, LLC and Renovaro Biopharma, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2018.

10.2	2019 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020.

10.3	Statement of Work and License Agreement by and among G-Tech Bio, LLC, the Company and G Health Research Foundation	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 3, 2020.

10.4	Note Purchase Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 31, 2020.

10.5	General Office Lease by and between the Registrant and Century City Medical Plaza Land Co., Inc. dated June 19, 2018	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2018.

10.6	Offer Letter from the Company to Luisa Puche, dated December 28, 2018	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2019.

10.7	Employment Agreement, dated August 11, 2021, by and between the Company and Dr. Mark Dybul	Incorporated herein by reference to Exhibit to 10.1 the Company’s Current Report on Form 8-K/A, filed with the SEC on August 16, 2021.

10.8	Amendment to Employment Agreement between Mark Dybul, M.D. and the Company, dated December 12, 2022	Incorporated herein by reference to Exhibit to 10.1 the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2022.

10.9	Security Agreement, effective December 30, 2022, by and between the Company and Paseco ApS	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 23, 2023.

10.10	Purchase Agreement, dated June 20, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 27, 2023

10.11	Registration Rights Agreement, dated June 20, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 27, 2023

23.1*	Consent of Sadler, Gibb & Associates

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Provided herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 2, 2023	RENOVARO BIOSCIENCES INC.

	By:	/s/ Mark Dybul
Mark Dybul
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Mark Dybul	Chief Executive Officer	October 2, 2023
Dr. Mark Dybul	(Principal Executive Officer)

/s/ Luisa Puche	Chief Financial Officer	October 2, 2023
Luisa Puche	(Principal Financial and Accounting Officer)

/s/ René Sindlev	Director and Chairman of the Board	October 2, 2023
René Sindlev

/s/ Henrik Grønfeldt-Sørensen	Director	October 2, 2023
Henrik Grønfeldt-Sørensen

/s/ Gregg Alton	Director	October 2, 2023
Gregg Alton

/s/ Jayne McNicol	Director	October 2, 2023
Ms. Jayne McNicol

/s/ James Sapirstein	Director	October 2, 2023
James Sapirstein

/s/ Carol Brosgart	Director	October 2, 2023
Carol Brosgart