Form 10-K/A
period 2023-06-30
RENOVARO BIOSCIENCES INC.
filed 2023-10-30
CIK 1527728

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

As of October 24, 2023, the number of shares outstanding of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), was 66,698,144.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Renovaro BioSciences, Inc. (the “Registrant,” and together with its wholly owned subsidiaries, Renovaro Biopharma, Inc., a Delaware corporation (“Renovaro Biopharma”), Renovaro Biosciences Denmark ApS, a Danish limited company (“Renovaro Denmark”) and Renovaro Technologies, Inc. a Nevada corporation (“Renovaro Technologies”), the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on October 2, 2023, solely to include the information required in Part III (Items 10 through 14) of Form 10-K. In addition, we are amending Item 15 of Part IV, (i) to include Exhibit 10.23, the Registrant’s 2023 Equity Incentive Plan and Exhibit 21.1 Subsidiaries, which were inadvertently omitted from the Original Filing as a result of administrative error and (ii) to include new certifications by our Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors

The following is a description of the business experience, qualifications, skills, and educational background of each of our directors, including each director’s relevant business experience:

Mr. Renè Sindlev. Mr. Sindlev, age 62, has served as the Chairman of the Board of Directors since June 2017. Mr. Sindlev has been successfully self-employed since 1985 from the age of 23. He has been an investor and entrepreneur since 1997 through his holding companies, including RS Group ApS, RS Arving ApS, RS Family ApS, RS Aviation ApS, and RS Bio ApS. In January 2014, Mr. Sindlev established Dr. Smood Group of companies in both Denmark and the United States—a retail chain of USDA Certified Organic health restaurants, an online e-commerce platform, and several beverage companies. Since 2014, he has served as its chairman. Mr. Sindlev has previously founded, owned, developed, and sold more than 28 companies in the jewelry, aviation charter, real estate, and biosciences businesses, such as World of Watches, Pandora A/S, RS Aviation ApS, MyFamily Office ApS, Renovaro Biosciences Inc among many others. In 2002, Mr. Sindlev co-founded Pandora A/S and served as its President & Board Member, and as an advisor to the board before and after its IPO on Nasdaq Copenhagen in 2010. Mr. Sindlev co-founded Renovaro Biosciences Inc. in February 2018 as an early biotech investor in DanDrit Biotech, Inc. We believe Mr. Sindlev’s experience as an entrepreneur in successfully building start-up companies from the ground up qualifies him to serve as a director and Chairman of the Board

Dr. Mark Dybul. Dr. Dybul, age 60, was appointed our Chief Executive Officer (CEO) and principal executive officer, effective July 1, 2021. Prior to the appointment, he served as Executive Vice Chair of the Board since January 2019 and as a director since February 2018. Dr. Dybul served as a Professor in the Department of Medicine at Georgetown University Medical Center as of July 2017 and was the Faculty Co-Director of the Center for Global Health and Quality until he became Renovaro BioSciences’ CEO. Dr. Dybul has worked on HIV and public health for nearly 30 years as a clinician, scientist, teacher, and administrator, most recently as the Executive Director of the Global Fund to Fight AIDS, Tuberculosis and Malaria from 2013 through May of 2017. Prior to joining the Global Fund, he was a principal architect and ultimately the head of the U.S. President’s Emergency Plan for AIDS Relief (PEPFAR), the largest international health initiative in history dedicated to a single disease, which achieved historic prevention, care, and treatment goals on time and on budget. During his tenure, the program’s funding grew from approximately $500 million to $6.5 billion annually. After serving as Chief Medical Officer, Assistant, Deputy and Acting Director, he was appointed as its leader in 2006, becoming the U.S. Global AIDS Coordinator, with the rank of Ambassador at the level of an Assistant Secretary of State. He served until early 2009. Earlier in his career, after graduating from Georgetown Medical School in Washington D.C., Dr. Dybul joined the National Institute of Allergy and Infectious Diseases, as a research fellow under director Dr. Anthony Fauci, where he conducted basic and clinical studies on HIV virology, immunology, and treatment optimization, including the first randomized, controlled trial with combination antiretroviral therapy in Africa. Dr. Dybul has written extensively in scientific and policy literature and has received several honorary degrees and awards, including a Doctor of Science, Honoris Causa, from Georgetown University. Dr. Dybul is a member of the National Academy of Medicine. We believe Dr. Dybul’s extensive experience in HIV and public health, as well as from being an educator and administrator, qualifies him to serve as director and Chief Executive Officer.

Carol L. Brosgart, MD. Dr. Brosgart, age 72, has served as a Director since December of 2019. Dr. Brosgart serves on the boards of public and privately held biotech companies and public, not-for-profit, domestic, and global health organizations. She is also a member of the Board of Directors of Galmed Pharmaceuticals, Ltd. (headquartered in Tel Aviv, Israel); Abivax, (headquartered in Paris, France); Merlin (headquartered in Doylestown, PA); and Eradivir (headquartered in West Lafayette, Indiana). She also is the Chair of Renovaro’s Scientific Advisory Board on HBV Cure and is the Chair of the Scientific Advisory Committee for Hepion (formerly ContraVir), a biotechnology company working in the area of HBV Cure, NASH, and Hepatocellular Carcinoma. Previously, she served as a member of Tobira Therapeutics’ Board of Directors from September 2009 until Allergan acquired Tobira in November 2016, and, she was formerly on the following biotechnology Boards: Juvaris, a vaccine company until Bayer Company acquired its assets and on the Board of Mirum Pharmaceuticals. She is a scientific advisor and consultant to a number of biotechnology companies in the areas of liver disease and infectious diseases (Dynavax, Hepion, immgenuity, Mirum Pharmaceuticals, Moderna, and Pardes Biosciences). Dr. Brosgart serves as a Board member for the non-profit organization, Berkeley Community Scholars (headquartered in California). She serves on the Steering Committee of the HBV Cure Group and is also a member of the Liver Forum, both at the Forum for Collaborative Research at UC Berkeley School of Public Health. She is a member of the Board of the Hepatitis B Foundation (HBF), serves on the Medical and Scientific Advisory Committee of the Hepatitis B Foundation, and she is the Research Integrity Officer for the Hepatitis B Foundation and the Baruch S. Blumberg Institute. Dr. Brosgart also serves on the National Advisory Committee of Hepatitis B United. She served for many years on the Boards of the SF AIDS Foundation and the Pangaea Global AIDS Foundation. She is active in the public policy arena for the following professional organizations: AASLD and IDSA/HIVMA. Dr. Brosgart served as Senior Advisor on Science and Policy to the Division of Viral Hepatitis at the CDC and the Viral Hepatitis Action Coalition at the CDC Foundation from 2011 to 2014. Dr. Brosgart has also served as a member of the faculty of the School of Medicine at the University of California, San Francisco, for the past four decades, where she is a Clinical Professor of Medicine, Biostatistics, and Epidemiology in the Division of Global Health and Infectious Diseases. Previous positions include serving as Chief Medical Officer at biotechnology company Alios BioPharma, Inc. Prior to Alios, Dr. Brosgart served as Senior Vice President and Chief Medical Officer of Children’s Hospital & Research Center in Oakland, California, from 2009 until February 2011. Previously, she served for eleven years, from 1998 until 2009, at the biopharmaceutical company Gilead Sciences, Inc., where she held a number of senior management roles, most recently as Vice President, Public Health and Policy and earlier as Vice President, Clinical Research and Vice President, Medical Affairs and Global Medical Director, Hepatitis. She led the clinical development and FDA approval of a number of agents at Gilead, including Viread™ and Hepsera™. Prior to Gilead, Dr. Brosgart worked for more than 20 years in clinical care, research, and teaching at several Bay Area medical centers. She was the founder and Medical Director of the East Bay AIDS Center at Alta Bates Medical Center in Berkeley, California, from 1987 until 1998 and served as the Medical Director of Central Health Center, Oakland, California, of the Alameda County Health Care Services Agency from 1978 until 1987. Dr. Brosgart received a B.S. in Community Medicine from the University of California, Berkeley and received an M.D. from the University of California, San Francisco. Her residency training was in pediatrics, public health, and preventive medicine at UCSF and UC Berkeley School of Public Health. She has published extensively in the areas of HIV, HBV, CMV, and liver disease. We believe Dr. Brosgart’s extensive clinical experience in HIV and HBV, her significant clinical research and regulatory experience, and her service in senior management and on numerous public and private boards in the biotechnology industry qualify her to serve as a director.

Mr. Gregg Alton. Mr. Alton, age 57, has served as a director since December 2019. Mr. Alton joined the Board after serving for 20 years at the biopharmaceutical company Gilead Sciences, Inc. At Gilead, Mr. Alton served as interim Chief Executive Officer, responsible for the company’s strategy, growth, and operations. As Chief Patient Officer, he led Gilead’s patient outreach and engagement initiatives and the company’s efforts to facilitate access to its medicines around the world. He oversaw the corporate and medical affairs functions and developing world access programs, as well as its digital patient solutions and patient-centered outcomes groups and commercial operations in certain countries. Mr. Alton joined Gilead in 1999 and held a number of positions at the company with experience in legal, medical affairs, policy and commercial. He previously served as general counsel. Prior to joining Gilead, he was an attorney at the law firm of Cooley Godward, LLP, where he specialized in mergers and acquisitions, corporate partnerships and corporate finance transactions for healthcare and information technology companies. Mr. Alton is a member of the Board of Directors of Corcept Therapeutics, Brii Biosciences, Novavax, Inc., the Hepatitis Fund, and the Boys and Girls Clubs of Oakland. Mr. Alton serves as a board observer for GARDP. He also serves on the U.S. government’s President’s Advisory Council on HIV/AIDS, and the advisory board for the UC Berkeley College of Letters & Science. Mr. Alton received a bachelor’s degree in legal studies from the University of California at Berkeley and a law degree from Stanford University. We believe Mr. Alton’s decades of experience in senior management at a large pharmaceutical company, along with his legal and governance experience, qualifies him to serve as a director.

Mr. James Sapirstein. Mr. Sapirstein, age 62, has served as a director since March of 2018. Mr. Sapirstein joined the Board after having served over thirty-nine years in the pharmaceutical industry. He is currently the Chairman, President and CEO of First Wave BioPharma (formerly AzurRx BioPharma) and has served as the CEO of ContraVir Pharmaceuticals, Inc. (now Hepion), which is a company specializing in the Hepatitis B space. After beginning his career in 1984 with Eli Lilly, he accepted a position at Hoffmann-LaRoche in 1987, where he served for almost a decade as part of its commercial teams in the US and abroad. He held a number of positions at Hoffmann-LaRoche before moving to Bristol Myers Squibb (BMS) in 1996 as the Director of International Marketing in the Infectious Disease group. While at BMS, he worked on several important HIV/AIDS projects, including Secure the Future. Later, Mr. Sapirstein started his career in smaller biotech companies when he joined Gilead Sciences, Inc. (GILD) in order to lead the Global Marketing team in its launch of Viread (tenofovir). In 2002, he accepted the position of Executive Vice President of Metabolic and Endocrinology for Serono Laboratories before becoming the founding CEO of Tobira Therapeutics in 2006. In 2012, after several years in the infectious diseases space, Mr. Sapirstein became the CEO of Alliqua Therapeutics at Alliqua, Inc. He is also a Board Director for the Emerging Companies Section Governing group of the Biotechnology Innovation Organization (BIO) and the Chairman Emeritus of BIO’s New Jersey Chapter (BioNJ). Mr. Sapirstein received his MBA from Fairleigh Dickinson University and his B.Pharm. from Rutgers University. We believe Mr. Sapirstein’s extensive experience as a biotechnology executive and as a board member in the biopharma industry and industry associations qualifies him to serve as a director.

Mr. Henrik Grønfeldt-Sørensen. Mr. Grønfeldt-Sørensen, age 51, has served as a director since October 2017, has been the Chief Executive Officer of RS Group ApS, RS Arving ApS, and RS Family ApS since October 2012, and he has served as a director of Dr. Smood Group, Inc. since January of 2014. RS Group of Companies is a family office in Denmark with global investments within the real estate, charter business, food & beverage, and biosciences industries. Mr. Grønfeldt-Sørensen has over 10 years experience in different CEO and management positions; Danske Bank in Denmark, and the Danish Bank Nykredit in France. Mr. Grønfeldt-Sørensen holds an eMBA from University of Monaco (2011). We believe Mr. Grønfeldt-Sørensen’s significant experience in corporate management and investor relations qualifies him to serve as a director.

Ms. Jayne McNicol. Ms. McNicol, age 57, has served as a director and chair of our audit committee since May of 2021. Since May 2017, Ms. McNicol has been the Chief Financial Officer of the California Life Sciences Association, a nonprofit, membership-based trade association that empowers the life sciences community to deliver innovative solutions for healthier lives. Previously, from July 2001 to April 2017, Ms. McNicol was a Partner of Assurance Services at Ernst & Young LLP, serving public and private life sciences companies primarily in the San Francisco Bay Area. Prior to this, Ms. McNicol served in positions of increasing responsibility at Ernst & Young and its predecessor,

Arthur Young, initially in Bristol, England, and later in the San Francisco Bay Area. Ms. McNicol is a Certified Public Accountant with the California Board of Accountancy and a Chartered Accountant with the Institute of Chartered Accountants in England and Wales. She holds a Bachelor of Arts degree in English from the University of Leeds, England. We believe Ms. McNicol’s significant experience in financial management within the life sciences industry qualifies her to serve as a director and chair of our audit committee.

Ms. Leni Boerner. Ms. Boerner, age 59, joined as a director in October 2023. Prior to her appointment, Ms. Boeren has worked in the financial sector for forty years. From 2000 to 2005, Ms. Boeren worked for Euronext N.V. (Euronext: ENX) where she worked in multiple positions. Ms. Boeren was a managing director of Information Services, a managing director of the business strategy department, executive director of marketing, and member of the Executive Committee of Euronext. She was also Managing Director of Euronext Indices B.V. from 2000 to 2005, as well as Director of Euronext Amsterdam International B.V. and Euronext London Ltd. from 2000 to 2003. From 2005 to 2016, Ms. Boeren worked at Robeco Groep N.V., an international asset manager offering institutional investors around the globe a wide range of active investments, from stocks to bonds and from research-driven fundamental to quantitative investment strategies, where she served in several executive and managerial roles, including Member of the Management Board (2005 to 2014), Vice-Chair of the Management Board (2014 to 2016), and Chair of the Board (May 2016 to October 2016). From 2014 to 2016, Ms. Boeren also served as CEO of Robeco Institutional Asset Management B.V. She was also Chair of Board of Directors of Boston Partners Global Investors Inc., an investment firm specialized in equity investing worldwide from 2007 to 2016. From 2010 to 2016, Ms. Boeren was Vice-Chair of the Board of Directors of SAM Sustainable Asset Management A.G., a company exclusively focusing on sustainability solutions for investors including the S&P/DJ Sustainability Indexes. In 2016, Ms. Boeren was a member of the Board of Directors of Harbor Capital Advisors, Inc., an asset management company focused on sourcing external investment team for their products. From 2015 to 2019, Ms. Boeren also served as the Chair of the Supervisory Board and member of the Remuneration Committee of Transtrend B.V., which provides investment management services through the development and application of systematic trading strategies. From 2018 to 2020, Ms. Boeren was the CEO of Kempen Capital Management N.V., a unique special asset management company that was a star player in niche markets such as small caps, real estate, high yield and hedge fund strategies, where she was also a member of the Executive Committee of Van Lanschot Kempen N.V. (Euronext: VLK.AS), a wealth management company. In 2013, she was a Member of the Committee Monitoring Talent to the Top, a non-profit company which aims to make the senior management of companies more diverse and inclusive. From 2007-2014 she was Vice-Chair of the Supervisory Board and Chair of the Audit Committee of Tergooi Hospitals. From 2018 to 2020, she was also a member of the Board of FCLTGlobal, USA, a non-profit organization that develops research and tools to drive a longer-term focus in business and investment decision-making globally. Ms. Boeren has held non-executive positions with NIBC Holding N.V. and NIBC Bank since 2021, Air France-KLM S.A. (Euronext:AF.PA) since 2017, Ohpen Expeditions N.V. since 2021, and Mollie Holding B.V. and Mollie B.V. beginning in 2023. Ms. Boeren has served on the Capital Market Committee of the Dutch regulator, the Authority for the Financial Markets since 2022. She has also been a member of the Advisory Board of Keyser & Mackay since 2021, and a member of the Board of Stichting Administratiekantoor Koninklijke Brill since 2020. She now mainly focuses on business and leadership transitions. We believe her substantial experience in capital markets and asset management qualifies her to serve as a director.

Mr. Ruud Hendriks. Mr. Hendriks, age 77, joined as a director in October 2023. Mr. Hendriks has been working in the fund management industry for over 35 years. In the course of his international career, Mr. Hendriks has held senior roles at several of the most recognized names in the business. Mr. Hendriks currently works as a Senior Advisor to Pictet Group, a leading independent investment firm where he has served since 2023 and Van Lanschot Kempen N.V., an independent wealth manager he has served since 2020. Since 2023, he also serves as an Ambassador to Add Value Fund Management B.V. an investment fund listed on the Dutch stock exchange. He has served since 2009 as Chairman of the Advisory Board of Financial Assets Executive Search, a leading Dutch Executive Search & Interim Management agency for board, management, and specialist positions in and around the financial sector. He has been a member of the Board of Directors of [Kos Technologies Artificial Intelligence Corporation], an innovative technology firm focused on the use of artificial intelligence in the research for and development of healthcare solutions since May 2022. From 2010 to 2016, Mr. Hendriks worked as a Senior Advisor to KKR & Co. Inc. Previously, he worked for Goldman Sachs Asset Management, which he joined in 2000 as Managing Director, becoming Co-Head of Sales for Europe (excluding Germany and Austria), Middle East and Africa in 2006, where he served until 2009. Prior to joining Goldman, Mr. Hendriks was a member of the executive board for Rodamco N.V. the property fund of Robeco Group, between 1980 and 1996. Mr. Hendriks was also a senior advisor for Citi in the United Kingdom from April 2012 to October 2013. He was a senior advisor to the Board at Syntrus Achmea, an investment manager for institutional investors, from 2010 to 2012. He also served as a non-executive director at MAN Group PLC, a stock listed global investor in private markets specializing in hedge funds, from 2009 to 2011. Mr. Hendriks was also a member of the Board of external advisors at Polaris from 2009 to 2011. He also was a senior advisor to Lombard Odier, an Swiss wealth manager focused on sustainability. He earned his MA in Private Law from the Free University in Amsterdam in 1972. We believe Mr. Hendrik’s broad experience in the asset management and finance industries and his familiarity with the overlap between healthcare and artificial intelligence qualifies him to serve as a director.

Mr. Avram Miller. Mr. Miller, age 78, joined as a director and as an advisor in October 2023. Mr. Miller is a business strategist, venture capitalist, scientist, technologist, and author. He is best known for his work at Intel Corporation (NASDAQ:INTC) from 1984 to 1999. His tenure as Vice President, Business Development began in 1988, and he was later elected Corporate Vice President by Intel’s Board of Directors. Mr. Miller co-founded Intel Capital, one of the world’s leading Corporate Venture groups, and led Intel’s successful initiative to create residential broadband. After leaving Intel, Miller founded the Avram Miller Company, which provides strategic advice to technology companies worldwide. Forbes Magazine has listed him as one of the 100 most successful technology investors. He has served on a number of company boards in both high-tech and health care and has advised a number of financial service companies. Mr. Miller also served as Vice Chairman of the Board of Sommetrics, a company focused on improving health and well-being by optimizing sleep quality, from November 2012 to December 2018. Before his career in high tech, Mr. Miller worked in medical science. He is one of the founders of the Thoraxcenter, Erasmus University Rotterdam, a prominent cardiovascular and pulmonary medicine center. Presently, he combines his expertise in technology with his interest in healthcare to advise and invest in early-stage medical technology companies and medical institutions such as the Cleveland Clinic and Sheba Hospital. He is the author of “The Flight of a Wild Duck,” published in 2021. We believe Mr. Miller’s unique background in medical science and technology and, in particular, his experience dealing with the opportunities fueled by rapid technological changes qualifies him to serve as a director.

Family Relationships

There are no family relationships, as defined in subparagraph (d) of Item 401 of Regulation S-K among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no material proceedings to which ay director or executive officer or any associate of any such director or officer is a party adverse to our Company or has a material interest adverse to our Company.

The Board and Board Committees

The Board. The Board met 11 times for meetings during fiscal 2023, and also acts by written consent. Two of such meetings were regularly scheduled meetings and other special Board meetings and telephonic calls were held as needed. During fiscal year 2023, each incumbent director attended 75% or more of the Board meetings for the periods during which each such director served. Directors are not required to attend annual meetings of our stockholders.

Audit Committee and Audit Committee Financial Experts

The Audit Committee has been structured to comply with the requirements of Rule 10A-3(b)(1) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the listing standards of NASDAQ, and each member and former member of the Audit Committee complied with such requirements and standards. The members of the Audit Committee are currently Jayne McNicol (Chair), James Sapirstein, and Gregg Alton.

The Audit Committee oversees and reports to our Board on various auditing and accounting-related matters, including, among other things, the maintenance of the integrity of our financial statements, reporting process, and internal controls; the selection, evaluation, compensation, and retention of our independent registered public accounting firm; legal and regulatory compliance, including our disclosure controls and procedures; and oversight over our risk management policies and procedures. The Audit Committee appoints and sets compensation for the independent registered public accounting firm annually and reviews and evaluates such auditor. This external auditor reports directly to the Audit Committee. The Audit Committee establishes our hiring policies regarding current and former partners and employees of the external auditor. In addition, the Audit Committee pre-approves all audit and non-audit services undertaken by the external auditor and any outside consultants engaged in work related to the Company’s financial reporting. The Audit Committee has direct responsibility for overseeing the work of the external auditor engaged for the purpose of preparing or issuing an auditor’s report or performing other audits, review or attest services, including the resolution of disagreements between the external auditor and management. The Audit Committee meets at least once per fiscal quarter to fulfill its responsibilities under its charter and in connection with the review of the Company’s quarterly and annual financial statements.

The Board has determined that each member of the Audit Committee has the appropriate level of financial understanding and industry-specific knowledge to be able to perform the duties of the position, and they are financially literate and have the requisite financial sophistication as required by the applicable listing standards of NASDAQ. The Board has determined that both Ms. McNicol and Mr. Alton are “audit committee financial experts” as defined by applicable SEC and Nasdaq rules.

The Audit Committee met 5 times during fiscal 2023, where the committee members attended 80% or more of the meetings during his or her period of service, and the Committee also acts by written consent. The Audit Committee operates under a charter that was adopted by our Board and is posted on our website at www.renovarobio.com.

The Audit Committee reviewed and discussed the audited financial statements for the 2023 fiscal year with management, and with Sadler, Gibb & Associates, LLC (“Sadler”), the Company’s independent registered public accounting firm. Further, the Audit Committee also discussed with Sadler the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (the “PCAOB”) and the SEC. The Audit Committee reviewed permitted services under the rules of the SEC as currently in effect and discussed with Sadler its independence from management and the Company, including the matters in the written disclosures and the letter from Sadler required by the applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit Committee concerning independence.

Based on its review of the financial statements and the aforementioned discussions, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023, for filing with the SEC.

THE AUDIT COMMITTEE

Jayne McNicol (Chair)

James Sapirstein

Gregg Alton

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are currently Carol L. Brosgart, M.D. and Gregg Alton (Chair).

The Nominating and Corporate Governance Committee, as permitted by, and in accordance with, its charter, is responsible for matters related to the selection of directors for appointment and/or election to the Board. This includes establishing criteria for, identifying, and recommending potential candidates for nomination to serve on the Board, and establishing criteria to consider recommendations from the stockholders of the Company. The Nominating and Corporate Governance Committee considers and makes recommendations with respect to the independence of all directors.

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

The Nominating and Corporate Governance Committee acted 1 time during fiscal 2023 by written consent. The Nominating and Corporate Governance Committee operates under a charter that was adopted by our Board and is posted on our website at www.renovarobio.com.

Compensation Committee

The members of our Compensation Committee are currently James Sapirstein (Chair) and Carol L. Brosgart, M.D.

The Compensation Committee, as permitted by, and in accordance with, its charter, is responsible for assisting the Board in fulfilling its responsibilities relating to matters of human resources and compensation, including equity compensation, and to establish a plan of continuity and development for our senior management. The Compensation Committee periodically assesses compensation of our executive officers in relation to companies of comparable size, industry, and complexity, taking the performance of the Company and other companies into consideration. All decisions with respect to the compensation of our principal executive officer are determined and approved solely by the Compensation Committee. All decisions with respect to other executive compensation, including incentive compensation and equity-based plans, are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the members of the Board for final approval. In addition, the Compensation Committee will, as appropriate, review and approve public or regulatory disclosure relating to compensation, including the Compensation Disclosure and Analysis, and any metrics for performance measurements. The Compensation Committee has the authority to retain and compensate any outside adviser as it determines necessary to permit it to carry out its duties and engage such a consultant in connection with the Company’s compensation for the 2023 fiscal year.

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

The Compensation Committee met 3 times during fiscal year 2023 and acted by written consent 4 times. The Compensation Committee operates under a charter that was adopted by our Board and is posted on our website at www.renovarobio.com.

The Compensation Committee has considered the potential risks arising from the Company’s compensation for all employees and does not believe the risks from those compensation practices are reasonably likely to have a material adverse effect on the Company.

Executive Officers Who Are Not Directors

Luisa Puche. Ms. Puche, age 60, is our Chief Financial Officer and principal financial officer since January 2019. Ms. Puche brings over 30 years of strong cross-functional leadership experience in both publicly-traded and privately-held companies in various industries. Leveraging her broad global audit, advisory, and corporate expertise, she became president of Puche Group, LLC, where she served as a senior accounting and financial advisor in a variety of advisory capacities including executive outsourcing, technical accounting consultations; complex technical implementations, M&A transactions; IT Risk assessments; and SOX 404 implementations. During this period, she led the global implementation of the latest revenue recognition accounting standard for Fresh Del Monte Produce Inc., a $4B publicly traded global fresh produce company, as well as the global implementation of their SOX-404 program. Previously, Ms. Puche served in various senior executive roles at Brightstar Corp., a $10B global wireless device services provider, with public reporting requirements, including as Vice President/Global Controller culminating in Interim Chief Accounting Officer. During her tenure at the Company she was responsible for the financial reporting of 55 countries, as well as being instrumental in various key transactions including a $1.6B European acquisition and the sale of Brightstar to SoftBank. Ms. Puche was an executive at Ernst & Young, a big 4 accounting firm, where she served for approximately 10 years. Ms. Puche holds a Bachelor of Accounting from Florida International University.

François Binette. On October 18, 2022, the Company appointed Francois Binette PhD, age 60, as Chief Operating Officer of the Company, effective November 1, 2022. Dr. Binette has served as the Company’s Executive VP for Research & Development since April 2022. Dr. Binette has over 25 years of product development expertise in advanced therapies and regenerative medicine. From 2016 to just prior to joining the Company, Dr. Binette was at Lineage Cell Therapeutics, Inc (NYSE:LCTX), a leading company in the field of pluripotent stem cell therapy development with a global footprint focused on ophthalmology, cancer vaccines, and spinal cord injuries, where he served as the Senior Vice President R&D, Global Head of Product Development and led the CNS franchise as well as general pipeline development, contributing to one of the largest non-cancer cell therapy corporate partnership deals with Genentech worth over $650 million in upfront and milestone payments. During his first industry appointment at Genzyme Tissue Repair in Cambridge, he helped pioneer Carticel™ for cartilage repair, the first FDA BLA-approved cell therapy product for human use. He then led R&D for Biosyntech, a startup biomaterials company in Montreal applying its proprietary platform for various tissue engineering and drug delivery applications. Dr. Binette then joined the DePuy Franchise of Johnson and Johnson (NYSE:JNJ), the second largest orthopedic business worldwide where he led several innovative regenerative medicine combination product development initiatives from discovery to approved clinical trials in US and Europe. Dr. Binette received his PhD from Laval University in Québec City, followed with post-doctoral training at the Sanford-Burnham institute, and Harvard Medical School.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended June 30, 2023, all filing requirements were timely satisfied, except (i) late Form 4’s were filed for Rene Sindlev on July 18, 2022 and October 25, 2022, (ii) a late Form 4 was filed for Henrik Gronfeldt-Sorensen on October 26, 2022, (iii) a late Form 4 was filed for Jayne McNicol on June 14, 2023, (iv) a late Form 4 was filed for Carol Brosgart on January 5, 2023, (v) a late Form 4 was filed for Gregg Alton on January 5, 2023, (vi) a late Form 4 was filed for James Sapirstein on April, 4, 2023, (vii) a late Form 4 was filed for Mark Dybul on September 15, 2022, (viii) late Form 4’s were filed for Luisa Puche on July 26, 2022 and October 27, 2022, and (ix) a late Form 3 was filed for Francois Binette on August, 18, 2022 and a late Form 4 for Francois Binette on October 27, 2022.

Code of Ethics

Our Board has adopted a Code of Ethics and Conduct (our “Code of Ethics”). Our Code of Ethics sets forth standards of conduct applicable to our employees, officers and directors to promote honest and ethical conduct, proper disclosure in our periodic filings, and compliance with applicable laws, rules and regulations. Our Code of Ethics is available to view at our website, www.renovarobio.com by clicking on Investors/Media-Corporate Governance. We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)(1)	Non-equity incentive plan compensation ($)	Other Compensation ($)	Total ($)
Mark Dybul, M.D. (2)	2023	$664,583	$100,000	$—	$640,850	$—	$—	$1,405,433
Chief Executive Officer	2022	$850,000	$100,000	$—	$9,801,000	$—	$—	$10,751,000
Francois Binette	2023	$389,375	$115,000	$—	$377,195	$—	$—	$881,570
Chief Operating Officer &EVP-R&D	2022	$—	$—	$—	$—	$—	$—	$—
Luisa Puche	2023	$325,000	$185,000	$—	$130,000	$—	$—	$640,000
Chief Financial Officer	2022	$293,750	$110,000	$9,812	$375,780	$—	$—	$789,342

(1)	The amounts shown do not reflect compensation actually received by the executive officer. Instead, the amounts shown are the total grant date valuations of stock option grants awarded during the year as determined pursuant to ASC Topic 718. The valuations are expensed for financial reporting purposes over the vesting period of the grant. The performance-based options awarded to Mr. Dybul in the fiscal year ended June 30, 2022, have been completely forfeited as of June 30, 2023.
(2)	Effective January 1, 2023, Mr. Dybul took a reduction in base salary from $850,000 to $550,000.

 Arrangements with Named Executive Officers

During the fiscal year ended June 30, 2023, we had agreements in place with Dr. Dybul, Mr. Binette, and Ms. Puche. A description of each agreement is set forth below.

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

Duties. Dr. Dybul will perform duties consistent with the position of Chief Executive Officer, as directed by and reporting to the Board, where he shall remain a director but without further compensation for Board service. Dr. Dybul will devote a substantial majority of his business time and attention to the performance of his duties with the Company, but he will be able to hold positions with charitable organizations approved by the Board and serve on boards of up to five non-competitive entities, with prior approval by the Board required for publicly traded companies.

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

Benefits. Dr. Dybul shall receive benefits provided to similarly situated employees of the Company and five (5) weeks’ vacation per year.

Termination. The Employment Agreement may be terminated by the Company for “Cause” or by Dr. Dybul without “Good Reason” (each as defined therein), in which case Dr. Dybul will only receive accrued compensation and benefits. In the event the Company terminates the Employment Agreement without Cause or Dr. Dybul terminates the Agreement with Good Reason, Dr. Dybul will receive his base salary for one (1) year and vesting of one (1) years’ worth of unvested options.

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

Description of the Option Grant. Upon appointment to Chief Executive Officer, Dr. Dybul was awarded an option to purchase 3,000,000 shares of the Company’s common stock at an exercise price equivalent to the closing price per share quoted on the NASDAQ Stock Market on the trading day prior to the grant date. The option has a ten-year term, subject to continued employment, and 2,000,000 of the shares will vest ratably on July 1, 2022, July 1, 2023, and July 1, 2024. One-third of the remaining 1,000,000 shares are subject to vesting at the end of each of the three years beginning with the year ending June 30, 2023, based upon the achievement by the Company of certain benchmarks. 333,333 shares that required achievement of certain benchmarks to vest were forfeited as of June 30, 2022, and the remaining balance of 666,667 shares were forfeited as of June 30, 2023.

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

Outstanding Equity Awards as of June 30, 2023

The following table provides information concerning outstanding equity awards held by our named executive officers as of June 30, 2023.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)
Mark R. Dybul, M.D. Chief Executive Officer(1)	7,563	—	$8.00	02/27/2028	—	—
	5,226	—	$5.74	09/18/2028	—	—
	300,000	—	$6.50	11/21/2028	—	—
	450,000	—	$8.00	06/11/2030	—	—
	666,666	1,333,334	$4.57	07/19/2031	—	—
	—	350,000	$2.60	08/25/2032	—	—
Francois Binette, Chief Operating Officer	65,000	—	$8.40	2/22/2032	—	—
	39,000	26,000	$2.38	07/22/2032	—	—
	—	40,000	$2.15	10/18/2032	—	—

Luisa Puche Chief Financial Officer	60,000	—	$6.15	06/06/2029	—	—
	20,000	40,000	$8.58	10/26/2031	—	—
	75,000	—	$2.38	07/22/2032	—	—
	—	80,000	$2.15	10/18/2032	—	—

(1) The performance-based options awarded to Mr. Dybul in the fiscal year ended June 30, 2022, have been completely forfeited as of June 30, 2023.

Board Compensation

The table below sets forth the compensation earned by directors, all of whom are non-employees for services during the fiscal year ended June 30, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

René Sindlev	$100,000	$—	$53,707	$—	$153,707
James Sapirstein	77,500	—	56,121	—	133,621
Carol Brosgart	69,000	—	55,706	—	124,706
Gregg Alton	77,500	—	55,706	—	133,206
Henrik Grønfeldt-Sørensen	60,000	—	55,091	—	115,091
Jayne McNicol	75,000	—	56,250	—	131,250
Total	$459,000	$—	$332,581	$—	$791,581

(1)	The amounts shown are not intended to reflect the value actually received by the directors. Instead, the amounts shown are the total fair value of option awards granted in fiscal 2023 for financial statement reporting purposes, as determined pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718 or ASC Topic 718. These values are amortized as equity compensation expenses over the vesting period of the grants.

Narrative to Director’s Compensation Table

Our director compensation program reflects competitive practices for a NASDAQ listed company. The resulting compensation package for our directors and for committee service (for non-employee members) as of the date hereof is set forth in the table below. In addition, our directors are awarded annual options to purchase common stock valued at $75,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following sets forth information regarding the beneficial ownership of our common stock as of October 24, 2023 by:

●	each person to be known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership of the Common Stock is determined in accordance with the rules of the SEC and includes any shares of Common Stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock held by them. Applicable percentage ownership in the following table is based on 66,698,144 shares of Common Stock outstanding as of October 24, 2023, excluding 6,353,352 shares of Common Stock issuable only upon the exercise of warrants by other warrant holders plus any securities that the individuals included in this table have the right to acquire within 60 days of October 24, 2023.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless indicated otherwise, the address for the beneficial holders is c/o Renovaro BioSciences Inc. 2080 Century Park E, Suite 906, Los Angeles, CA, U.S.A.

	Renovaro BioSciences Inc .
Name of Beneficial Owner	Number of Common Shares	% Common Shares Ownership

Directors/Officers:
Renè Sindlev, Chairman of the Board (1)	14,945,971	21.59%
Mark Dybul, Chief Executive Officer (2)	2,279,271	3.31%
Luisa Puche, Chief Financial Officer (3)	217,933	*	%
Francois Binette, Chief Operating Officer (4)	143,334	*	%
Carol Brosgart, Director(5)	50,507	*	%
Gregg Alton, Director (6)	50,507	*	%
James Sapirstein, Director (7)	85,895	*	%
Jayne McNicol, Director (8)	43,390	*	%
Henrik Grønfeldt-Sørensen, Director (9)	136,889	*	%
Leni Boeren, Director	—	*	%
Ruud Hendrick	—	*	%
Avram Miller (10)	1,000,000	1.50%
Directors/Officers Total (9 persons):	18,953,697	26.29%
5% Shareholders who are not Directors or Officers:
RS Bio ApS	14,866,223	21.72%
Serhat Gümrükcü (11)	12,438,431	18.65%
Anderson Wittekind (12)	6,467,945	9.70%
Paseco ApS (13)	11,157,446	15.95%

*	Indicates less than 1%.

(1)	Includes 12,432,338 shares of Common Stock, 70,126 of Series A Convertible Preferred Stock that are presently convertible into 701,260 shares of Common Stock, and 1,732,625 exercisable warrants owned of record by RS Bio ApS, a Danish entity, and options to purchase 79,748 shares of Common Stock exercisable within 60 days of October 24, 2023, owned of record by Mr. Sindlev. Mr. Sindlev, our Chairman of the Board, holds the sole voting and disposition power of the shares owned by RS Bio ApS.
(2)	Includes 66,481 shares of Common Stock and options to purchase 2,212,790 shares of Common Stock exercisable within 60 days of October 24, 2023.
(3)	Includes 16,266 shares of Common Stock and options to purchase 201,667 shares of Common Stock exercisable within 60 days of October 24, 2023.
(4)	Includes 143,334 options to purchase shares of Common Stock exercisable within 60 days of October 24, 2023.
(5)	Represents options to purchase 50,507 shares of Common Stock exercisable within 60 days of October 24, 2023.
(6)	Represents options to purchase 50,507 shares of Common Stock exercisable within 60 days of October 24, 2023.
(7)	Represents options to purchase 85,895 shares of Common Stock exercisable within 60 days of October 24, 2023.
(8)	Represents options to purchase 43,390 shares of Common Stock exercisable within 60 days of October 24, 2023.
(9)	Includes 50,000 shares of Common Stock and options to purchase 86,889 shares of Common Stock exercisable within 60 days of October 24, 2023. Mr. Grønfeldt-Sørensen, our Director, holds the sole voting and disposition power of the shares owned by Greenfield Holding ApS. Excludes 14,866,223 shares of Common Stock voting shares owned of record by RS Bio ApS, a Danish entity, of which Mr. Grønfeldt-Sørensen is an officer but over which he exercises no voting or disposition power. Mr. Sindlev holds the sole voting and disposition power of the shares owned by RS Bio ApS.
(10)	On October 10, 2023, Mr. Miller entered into an Advisory Agreement, pursuant to which the Company issued Mr. Miller 1,000,000 shares of restricted stock, 166,667 of which will vest in 2024, 444,444 will vest in 2025, and 388,889 will vest in 2026, subject to Mr. Miller’s continued service through each applicable vesting date.
(11)	Consists of 12,438,431 shares owned by Gumrukcu.
(12)	Consists of (a) 3,615,757 shares owned by Wittekind; (b) 1,313,499 shares owned by Weird Science LLC (“Weird Science”); (c) 633,921 shares owned by the William Anderson Wittekind 2020 Annuity Trust, a grantor retained annuity trust of which Wittekind is the sole trustee (the “Wittekind 2020 Annuity Trust”); (d) 450,568 shares owned by the Dybul 2020 Angel Annuity Trust, a grantor retained annuity trust of which Wittekind is the sole trustee (the “Dybul 2020 Annuity Trust”); (e) 50,000 shares owned by the Ty Mabry 2021 Annuity Trust, a grantor retained annuity trust of which Wittekind is sole trustee (the “Mabry 2021 Annuity Trust”); (f) 366,079 shares owned by the William Anderson Wittekind 2021 Annuity Trust, a grantor retained annuity trust of which Wittekind is the sole trustee (the “Wittekind 2021 Annuity Trust”, and, together with the Wittekind 2020 Annuity Trust, the Dybul 2020 Annuity Trust and the Mabry 2021 Annuity Trust, the “Trusts”); and (g) 88,121 shares owned by Wittekind and Serhat Gumrukcu, Wittekind’s spouse, as joint tenants with a right of survivorship. In his capacity as the sole manager of Weird Science, Wittekind has sole voting and sole dispositive power over the shares owned by Weird Science. In his capacity as the sole trustee of the Trusts, Wittekind has sole voting power and sole dispositive power over the shares owned by the Trusts.
(13)	Includes 4,462,292 shares of Common Stock, (ii) 343,619 shares of Series A Convertible Preferred Stock convertible into 3,436,190 shares of Common Stock, and (iii) warrants presently exercisable into 3,258,964 shares of Common Stock.

 Equity Incentive Plan Information

The following table provides information, as of June 30, 2023, regarding the number of shares of Company common stock that may be issued pursuant to our 2014 Equity Incentive Plan and 2019 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:	4,751,211	$4.62	2,292,515	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	4,751,211	$4.62	2,292,515	(1)

(1)	On February 6, 2014, the Board adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), and the Company had reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the Plan. On October 30, 2019, the Board approved and on October 31, 2019, the Company’s stockholders adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”), which became effective on December 12, 2019 (the “Effective Date”) and replaced the 2014 Plan. The 2019 Plan included a reserve of (1) 6,000,000 new shares, (2) the number of shares available under the 2014 Plan for the grant of awards as of the Effective Date, and (3) shares underlying outstanding awards granted under the 2014 Plan that, after the Effective Date, expire or are terminated, surrendered, or forfeited for any reason without the issuance of shares. The remaining shares available for grant related to the 2014 Plan was 655,769. As of the Effective Date, this amount, along with the new 6,000,000 shares, totaled 6,655,769 shares available for grant immediately after the Effective Date. After June 30, 2023, the Board and the Company’s stockholders approved the Company’s 2023 Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Consulting Agreements - On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, and amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, a monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments until the services were no longer being rendered or the G-Tech Agreement is terminated. G Tech is controlled by certain members of Weird Science. For the years ended June 30, 2023, and 2022, zero and $275,000, respectively, was charged to research and development expenses related to this consulting agreement. As of May 25, 2022, the consultant was no longer able to render services.

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

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. During the years ended June 30, 2023, and 2022, the Company paid a total of zero and $1,011,500, respectively, for scientific staffing resources, R&D and IND Enabling studies. During the year ended June 30, 2022, the Company paid $1,500,000 in August 2021 for the milestone completion of a Pre-Investigational New Drug (IND) process following receipt of written comments in accordance the HBV License Agreement. The Company has filed a claim against the Licensors, which includes certain payments it made related to this license.

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

The License Agreement provides for cooperation related to the development of intellectual property related to the Prevention and Treatment and for a 3% royalty to G Tech on any net sales that may occur under the License Agreement. For the years ended June 30, 2023, and June 30, 2022, the Company paid zero and $150,000 related to the Prevention and Treatment research. The Company is no longer pursuing any product candidates that relate to this license. The Company has filed a claim against the Licensors to recover all monies it paid related to this license.

On August 25, 2021, the Company entered into an ALC Patent License and Research Funding Agreement in the HIV Field (the”ALC License Agreement”) with Dr. Gümrükcü and SRI (collectively, the “Licensors”) whereby the Licensors granted the Company an exclusive, worldwide, perpetual, fully paid-up, royalty-free license, with the right to sublicense, the proprietary technology subject to a U.S. patent application, to make, use, offer to sell, sell or import products for use solely for the prevention, treatment, amelioration of or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans; provided the Licensors retained the right to conduct HIV research in the field. Pursuant to the ALC License Agreement, the Company granted a non-exclusive license back to the Licensors, under any patents or other intellectual property owned or controlled by the Company, to the extent arising from the ALC License, to make, use, offer to sell, sell or import products for use in the diagnosis, prevention, treatment, amelioration or therapy of any (i) HIV Comorbidities and (ii) any other diseases or conditions outside the HIV Field. The Company made an initial payment to SRI of $600,000 and agreed to fund future HIV research conducted by the Licensors, as mutually agreed to by the parties. On September 10, 2021, pursuant to the ALC License Agreement, the Company paid the initial payment of $600,000.

G-Tech and SRI are controlled by Dr. Serhat Gümrükcü and Anderson Wittekind, shareholders of the Company.

Advisory Agreement with Avram Miller

On October 10, 2023, Avram Miller, a director, entered into an advisory agreement with the Company (the “Advisory Agreement”), pursuant to which Mr. Miller will provide advice to the Board and the Company on various matters including strategic opportunities, capital allocation, business development, minority investments, licensing arrangements, among others. As compensation for these services, on October 23, 2023, the Company issued Mr. Miller 1,000,000 shares of restricted stock, 166,667 of which will vest in 2024, 444,444 will vest in 2025, and 388,889 will vest in 2026, subject to Mr. Miller’s continued service through each applicable vesting date.

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

Director Independence

The NASDAQ listing standards provide that an independent director is one who the Board affirmatively determines is free of any relationship that would interfere with that individual’s exercise of independent judgment. The Board has determined that Mr. Sapirstein, Mr. Alton, Dr. Brosgart, Ms. McNicol, Ms. Boeren and Mr. Hendriks are each independent as defined in the listing standards of NASDAQ. In making such determinations, the Board has concluded that none of these directors has an employment, business, family, or other relationship, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accounting Fees and Services

The following information sets forth fees billed to us by Sadler, Gibb & Associates, LLC (“Sadler”) during the years ended June 30, 2023, and June 30, 2022, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements (“Audit Fees”), (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees (“Audit-Related Fees”), (iii) services rendered in connection with tax compliance, tax advice and tax planning (“Tax Fees”), and (iv) services rendered by Sadler other than the foregoing (“Other Fees”).

Audit Fees

For the fiscal year ended June 30, 2023, Sadler billed an aggregate of $170,000 in Audit Fees. For the fiscal year ended June 30, 2022, Sadler billed an aggregate of $656,749 in Audit Fees.

Audit-Related Fees

For the fiscal year ended June 30, 2023, Sadler billed an aggregate of $1,500 in Audit-Related Fees. For the fiscal year ended June 30, 2022, Sadler billed an aggregate of $13,500 in Audit-Related Fees.

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

During the year ended June 30, 2023, all services performed by Sadler were pre-approved by the Audit Committee.

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference
2.1	Stock Purchase Agreement, dated as of September 28, 2023, by and among Renovaro Biosciences Inc., GEDi Cube Intl Ltd., Yalla Yalla Ltd., in its capacity as Sellers’ Representative, and the Sellers party thereto	Incorporated by reference to exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 29, 2023

3.1	Certificate of Incorporation, as amended	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K filed with the SEC on October 2, 2023.

3.2	Bylaws	Incorporated herein by reference to exhibit to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2019.

4.1	Promissory Note dated March 30, 2020 issued to Paseco ApS	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 31, 2020.

4.2	Amendment No.2 to Promissory Note, dated May 17, 2022	Incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-K filed with the SEC on February 27, 2023.

4.3	Amendment No.3 to Promissory Note, effective December 30, 2022	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 23, 2023.

4.4	Amendment No. 4 to Promissory Note, effective July 31, 2023	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 7, 2023

4.5	Description of Securities	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-K filed with the SEC on September 30, 2020.

4.6	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on April 3, 2023

4.7	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 7, 2023

4.8	Form of 5% Original Issue Discount Convertible Promissory Note	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 10, 2023

10.1	Form of License Agreement between Weird Science, LLC and Renovaro Biopharma, Inc.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2018.

10.2	2019 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020.

10.3	Statement of Work and License Agreement by and among G-Tech Bio, LLC, the Company and G Health Research Foundation	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 3, 2020.

10.4	Note Purchase Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 31, 2020.

10.5	General Office Lease by and between the Registrant and Century City Medical Plaza Land Co., Inc. dated June 19, 2018	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2018.

10.6	Offer Letter from the Company to Luisa Puche, dated December 28, 2018	Incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on September 30, 2019.

10.7	Employment Agreement, dated August 11, 2021, by and between the Company and Dr. Mark Dybul	Incorporated herein by reference to Exhibit to 10.1 the Company’s Current Report on Form 8-K/A, filed with the SEC on August 16, 2021.

10.8	Amendment to Employment Agreement between Mark Dybul, M.D. and the Company, dated December 12, 2022	Incorporated herein by reference to Exhibit to 10.1 the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2022.

10.9	Security Agreement, effective December 30, 2022, by and between the Company and Paseco ApS	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 23, 2023.

10.10	Purchase Agreement, dated June 20, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 27, 2023

10.11	Registration Rights Agreement, dated June 20, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 27, 2023

10.12*	2023 Equity Incentive Plan

21.1*	Subsidiaries of the Registrant

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Provided herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2023	RENOVARO BIOSCIENCES INC.

	By:	/s/ Mark Dybul
Mark Dybul
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)