Form 10-Q
period 2023-09-30
RENOVARO BIOSCIENCES INC.
filed 2023-11-14
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, the number of shares of the registrant’s Common Stock outstanding was 66,698,144.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

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

The results for the period ended September 30, 2023, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2023, filed with the Securities and Exchange Commission on October 2, 2023.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$523,474	$1,874,480
Notes receivable	1,057,875	—
Prepaids and other assets	324,966	690,925
Total Current Assets	1,906,315	2,565,405

Property and equipment, net	482,510	508,989

OTHER ASSETS:
Definite life intangible assets, net	37,641	39,676
Indefinite life intangible assets	42,611,000	42,611,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	21,742	21,741
Operating lease right-of-use assets	863,598	913,985
Total Other Assets	55,173,981	55,226,402

TOTAL ASSETS	$57,562,806	$58,300,796

LIABILITIES
CURRENT LIABILITIES:
Accounts payable – trade	$5,421,126	$5,296,823
Accrued expenses	797,778	723,173
Other current liabilities	—	184,733
Current portion of operating lease liabilities	214,061	193,422
Notes payable, net	2,909,987	4,624,947
Convertible notes payable	752,741	—
Total Current Liabilities	10,095,693	11,023,098

NON-CURRENT LIABILITIES:

Operating lease liabilities, net of current portion	720,801	775,587
Total Non-Current Liabilities	720,801	775,587
Total Liabilities	10,816,494	11,798,685

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; Series A Convertible Preferred;1,000,000 shares designated; 561,010 shares issued and outstanding at September 30, 2023 and zero shares issued and outstanding at June 30, 2023	56	—
Common Stock, par value $0.0001, 100,000,000 shares authorized, 65,698,144 shares issued and outstanding at September 30, 2023, and 63,698,144 shares issued and outstanding at June 30, 2023	6,571	6,371
Additional paid-in capital	300,008,449	290,554,875
Accumulated deficit	(253,204,281)	(244,029,253)
Accumulated other comprehensive loss	(64,483)	(29,882)
Total Stockholders’ Equity	46,746,312	46,502,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,562,806	$58,300,796

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2023	2022

Operating Expenses
General and administrative	$8,290,210	$4,556,840
Research and development	566,644	2,605,375
Depreciation and amortization	27,260	28,401
Total Operating Expenses	8,884,114	7,190,616

LOSS FROM OPERATIONS	(8,884,114)	(7,190,616)

Other Income (Expenses)
Loss on extinguishment of debt	(120,018)	—
Loss on extinguishment of contingent consideration liability	—	(419,182)
Interest expense	(179,271)	(95,585)
Interest and other income	8,375	5,623
Total Other Income (Expenses)	(290,914)	(509,144)

Loss Before Income Taxes	(9,175,028)	(7,699,760)

Income Tax (Expense) Benefit	—	—

NET LOSS	$(9,175,028)	$(7,699,760)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.14)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	64,480,753	55,099,473

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2023	2022

Net Loss	$(9,175,028)	$(7,699,760)
Other Comprehensive Loss

Foreign Currency Translation, net of taxes	(34,601)	(7,754)

Comprehensive Loss	$(9,209,629)	$(7,707,514)

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Series A Preferred Shares	Series A Preferred Shares Amount	# of Common Shares	Common Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2022	—	—	53,007,082	5,302	276,989,179	(204,345,197)	(30,436)	72,618,848
Stock issued pursuant to warrants exercised	—	—	1,250,000	125	1,624,875	—	—	1,625,000
Shares issued for earn-out	—	—	1,250,000	125	2,762,375	—	—	2,762,500
Stock-based compensation	—	—	—	—	1,026,008	—	—	1,026,008
Net loss	—	—	—	—	—	(7,699,760)	—	(7,699,760)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,754)	(7,754)
September 30, 2022	—	$—	55,507,082	$5,552	$282,402,437	$(212,044,957)	$(38,190)	$70,324,842

July 1, 2023	—	—	63,698,144	6,371	290,554,875	(244,029,253)	(29,882)	46,502,111
Issuance of preferred stock and warrants in private placement	280,505	28	—	—	1,999,972	—	—	2,000,000
Issuance of preferred stock and warrants for conversion of $2 million Note	280,505	28	—	—	1,999,973	—	—	2,000,001
Restricted shares issued for services rendered	—	—	2,000,000	200	4,469,800	—	—	4,470,000
Stock-based compensation	—	—	—	—	983,829	—	—	983,829
Net loss	—	—	—	—	—	(9,175,028)	—	(9,175,028)
Foreign currency translation adjustment	—	—	—	—	—	—	(34,601)	(34,601)
September 30, 2023	561,010	$56	65,698,144	$6,571	$300,008,449	$(253,204,281)	$(64,483)	$46,746,312

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,175,028)	$(7,699,760)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	27,260	28,401
Loss on extinguishment of debt	120,018	—
Loss on extinguishment of contingent consideration liability	—	419,182
Stock based compensation expense	983,829	1,026,008
Restricted shares for services rendered	4,470,000	—
Amortization of discount of notes payable	167,765	74,621
Changes in assets and liabilities:
Other receivables	—	(3,988)
Prepaid expenses/deposits	411,352	239,703
Accounts payable	124,303	3,280,877
Accrued expenses	77,055	10,783
Other current liabilities	—	(18,520)
Operating leases, net	16,239	(10,981)
NET CASH USED IN OPERATING ACTIVITIES	(2,777,207)	(2,653,674)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	(1,057,875)	—
NET CASH USED IN INVESTING ACTIVITIES	(1,057,875)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	750,000	—
Repayment of finance agreement	(187,183)	(166,625)
Proceeds from private placement	2,000,000	—
Proceeds from exercise of warrants	—	1,625,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,562,817	1,458,375

Effect of exchange rates on cash	(78,741)	(4,925)

NET CHANGE IN CASH	(1,351,006)	(1,200,224)

CASH, BEGINNING OF PERIOD	1,874,480	9,172,142

CASH, END OF PERIOD	$523,474	$7,971,918

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,256	$30,332
Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Conversion of note payable for issuance of preferred stock	$2,000,001	$—
Common shares issued for contingent earn out liability	$—	$2,762,500
Debt discount related to convertible promissory notes	$39,474	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – In August 2023, the Company changed its corporate name from Enochian Biosciences Inc. to Renovaro Biosciences Inc., (“Renovaro”, and together with its subsidiaries, the “Company”, “we” or “us”). The Company engages in the research and development of pharmaceutical and biological products for the treatment of cancer, HIV, and HBV with the intent to manufacture said products.

Going Concern – These financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred substantial recurring losses from continuing operations and has an accumulated deficit of $253,204,281 as of September 30, 2023. The continuation of the Company as a going concern is dependent upon (i) its ability to successfully obtain FDA approval of its product candidates, (ii) its ability to obtain any necessary debt and/or equity financing, and (iii) its ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation – The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2023, and 2022 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2023, audited financial statements. The results of operations for the periods ended September 30, 2023, and 2022 are not necessarily indicative of the operating results for the full year.

Consolidation – For the three months ended September 30, 2023, and 2022, the condensed consolidated financial statements include the accounts and operations of the Registrant and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

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

Functional Currency & Foreign Currency Translation – The functional currency of Renovaro Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended September 30, 2023, and 2022. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured amounts at September 30, 2023, and June 30, 2023, of $144,568 and $1,526,990, respectively.

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

Impairment of Goodwill and Indefinite Lived Intangible Assets – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess. The annual fair value analysis performed on goodwill supported that goodwill was not impaired as of June 30, 2023, and no additional impairment is deemed necessary as of September 30, 2023 (see Note 5.)

For indefinite-lived intangible assets, such as licenses acquired as an IPR&D asset, on an annual basis we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. For the year ended June 30, 2023, the carrying value of the licenses acquired as an IPR&D asset exceeded its fair value. Therefore, the Company recorded an impairment loss of $18,960,000 during the year ended June 30, 2023. No impairment was deemed necessary as of September 30, 2023 (see Note 5.)

The carrying value of IPR&D and goodwill at September 30, 2023, were $42,611,000 and $11,640,000, respectively.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Research and Development Expenses – The Company expenses research and development costs incurred in formulating, improving, validating, and creating alternative or modified processes related to and expanding the use of the Oncology, HIV and HBV therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for Oncology, HIV and HBV. Research and development expenses for the three months ended September 30, 2023 and 2022, amounted to $566,644, and $2,605,375, respectively.

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes”, which requires an asset and liability approach for accounting for income taxes.

Loss Per Share – The Company calculates earnings/ (loss) per share in accordance with FASB ASC Topic 260, “Earnings Per Share”. Basic earnings per common share (EPS) are based on the weighted average number of shares of common stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of common stock. Potential shares of common stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. Because of the net loss for the three months ended September 30, 2023, and 2022, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of common stock is anti-dilutive. The Company had 17,136,596 and 4,495,477 potential shares of common stock excluded from the Diluted EPS calculation as of September 30, 2023, and September 30, 2022, respectively.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. There were no Level 1, 2, or 3 assets, nor any Level 1, 2, or 3 liabilities measured at fair value on a recurring basis as of September 30, 2023 and 2022, respectively. In addition, during the three months ended September 30, 2023 and 2022, there was zero and $419,182 loss on extinguishment of the contingent consideration liability.

Stock Options and Restricted Share Units – The Company has granted stock options, restricted share units (“RSUs”) and warrants. The Company accounts for stock-based awards in accordance with the provisions of FASB ASC Topic 718, “Compensation - Stock Compensation”.

Stock-Based Compensation – The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the required service period, which is generally the vesting period. Stock based compensation costs for the vesting of options and RSUs granted for the three months ended September 30, 2023 and 2022 were $983,829 and $1,026,008, respectively (See Note 8.)

Recently Adopted Accounting Pronouncements – Recent accounting pronouncements issued by the FASB do not or are not believed by management to have a material impact on the Company’s present or future financial statements.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of $9,175,028 and $7,699,760 for the quarters ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company had cash and cash equivalents of $523,474 and an accumulated deficit of $253,204,281. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Management intends to raise additional funds for (a) research and development, (b) increases in personnel, and (c) the purchase of equipment, specifically to advance the Company’s potential products through the regulatory process. The Company may raise such funds from time to time through public or private sales of equity or debt securities. Such financing may not be available on acceptable terms, or at all, and the failure to raise capital when needed could materially adversely affect the Company’s growth plans and its financial condition and results of operations.

NOTE 3 — NOTES RECEIVABLE

On August 11, 2023, and August 18, 2023, the Company entered into two Promissory Notes (“Notes”) in the amounts $550,000 and $500,000, respectively, to lend a total of $1.05 million to GEDi Cube Intl Ltd. (“Issuer”) to further develop the Issuer’s IP and technology, which will become part of the combined company. Pursuant to the Notes, the Issuer promised to pay the Company the outstanding principal and related accrued interest at a rate of 6% per annum on the maturity date, February 11 and February 18, 2024. For the three months ended September 30, 2023, the Company accrued interest of $7,875. The balance of the Notes Receivable at September 30, 2023, was $1,057,875.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	September 30, 2023	June 30, 2023
Lab Equipment and Instruments	4-7	$576,298	$576,298
Leasehold Improvements	10	224,629	224,629
Furniture, Fixtures and Equipment	4-7	172,861	172,861
Total		973,788	973,788
Less Accumulated Depreciation		(491,278)	(464,799)
Net Property and Equipment		$482,510	$508,989

Depreciation expense amounted to $26,479 and $26,915 for the three months ended September 30, 2023 and 2022, respectively.

NOTE 5 — INTANGIBLE ASSETS

At September 30, 2023, and June 30, 2023, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $37,641 and $39,676, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three months ended September 30, 2023, and September 30, 2022, was $781 and $1,486, respectively.

At September 30, 2023, and 2022, indefinite life intangible assets consisted of a license agreement classified as In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible asset provides economic benefit, and goodwill.

At September 30, 2023, and June 30, 2023, definite and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2023	Period Change	Effect of Currency Translation	September 30, 2023
Definite Life Intangible Assets
Patents	20 Years	$290,936	$—	$(9,356)	$281,580
Less Accumulated Amortization		(251,260)	(781)	8,102	(243,939)
Net Definite-Life Intangible Assets		$39,676	$(781)	$(1,254)	$37,641

Indefinite Life Intangible Assets
License Agreement		$42,611,000	—	—	$42,611,000
Goodwill		11,640,000	—	—	11,640,000
Total Indefinite Life Intangible Assets		$54,251,000	—	—	$54,251,000

Expected future amortization expense is as follows:

Year ending June 30,
2024	$7,059
2025	10,194
2026	10,194
2027	10,194
Total	$37,641

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

Impairment – Following the fourth quarter of each year, management performs its annual test of impairment of intangible assets by performing a quantitative assessment and determines if it is more likely than not that the fair value of the asset is greater than or equal to the carrying value of the asset. The results of the quantitative assessment indicated that the carrying value of the license acquired as an IPR&D asset exceeded its fair value, due to the sublicensing of RENB-HV01, which required a different valuation approach and changes in other factors impacting the fair value of the asset as of June 30, 2023, which resulted in an impairment adjustment of $18,960,000. No impairment was deemed necessary as of September 30, 2023.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — LEASES

Operating Leases — On November 13, 2017, Renovaro entered into a Lease Agreement for a term of five years and two months from November 1, 2017, with Plaza Medical Office Building, LLC, a California limited liability company, as landlord, (the “Landlord”) pursuant to which the Company agreed to lease from the Landlord approximately 2,325 rentable square feet. The base rent increased by 3% each year and ranged from approximately $8,719 per month for the first year to $10,107 per month for the two months of the sixth year. The lease was terminated early without penalties or additional costs as of September 30, 2022, that released an accrual of $70,800 related to leasehold improvements that was not utilized.

On June 19, 2018, Renovaro entered into a Lease Agreement for a term of ten years from September 1, 2018, with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet. On February 20, 2019, Renovaro entered into an Addendum to the original Lease Agreement with an effective date of December 1, 2019, where it expanded the lease area to include another 1,101 square feet for a total rentable 3,554 square feet. The base rent increases by 3% each year, and ranges from $17,770 per month for the first year to $23,186 per month for the tenth year. The equalized monthly lease payment for the term of the lease is $20,050. Renovaro subleased the space as of June 25, 2022 through April 30, 2023. (See subsection below “Sublease Agreement” for details.)

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s lease has a remaining lease term of 47 months. As of September 30, 2023, the weighted-average remaining term is 3.92 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of September 30, 2023, the weighted-average discount rate is 4.03%.

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

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Below are the lease commitments for the next 5 years:

Year Ending June 30th	Lease Expense
2024	185,403
2025	253,384
2026	260,985
2027	268,815
2028	45,021
Sub-total	1,013,608
Less imputed interest	(78,746)
Total	$934,862

Sublease Agreement

On June 20, 2022, the Company entered into a sublease Agreement with One Health Labs (the “Subtenant”), whereby the Subtenant agreed to lease 3,554 square feet of space currently rented by the Company in Century City Medical Plaza as of June 25, 2022, for a period of 3.5 years with an option to renew for the remaining term of the lease that ends as of June 19, 2028. The base rent was $17,770 per month plus $750 towards utility fees that are part of the original lease agreement and would increase by 3% each year over the term of the sublease. The Company received a total of $57,022 on July 1, 2022 after execution of the sublease to cover the first month rent, utility fee and deposit. The first sublease payment began on August 1, 2022.

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

The Company recognized operating income from the sublease on a straight-line basis in its statements of operations over the sublease term.

For the three months ended September 30, 2023, and 2022, the net operating lease expenses were as follows:

	Three Months Ended September 30,
	2023	2022
Operating Lease Expense	$68,743	$43,930
Sublease Income	—	(53,310)
Total Net Lease Expense (Income)	$68,743	$(9,380)

Lease expense (income) charged to general and administrative expenses for the three months ended September 30, 2023, and 2022, amounted to $68,743 and $(9,380), respectively. During the three months ended September 30, 2023, and 2022, the Company paid $61,223 and $144,461 in operating leases, respectively.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT

Convertible Notes Payable —

Between September 5, 2023, and September 29, 2023, the Company entered into Subscription Agreements with two investors (the “Investors”) to purchase 5% Original Issue Discount Convertible Promissory Notes (the “2023 Notes”) for an aggregate principal amount of $789,474. The Company received a total of $750,000 in gross proceeds from the private placement, after taking into account the 5% original issue discount. The 2023 Notes bear an interest rate of 12% per annum and shall mature on September 5, 2024 (the “Maturity Date”). The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the Issue Date prior to the maturity of the Notes. The 2023 Notes are convertible into shares of the Company’s Common Stock upon the occurrence of a Qualified Offering (as defined below) or upon the Maturity Date. The Company may prepay the Note at any time.

The 2023 Notes are subject to mandatory conversion (“Mandatory Conversion”) in the event the Company closes an offering of its Common Stock and receives gross proceeds of not less than $10,000,000 (“Qualified Offering”). The conversion price per share of Common Stock in the case of a Mandatory Conversion shall be 95% of the offering price per share in the Qualified Offering, subject to a floor of $4.50 per share. In addition, if no Qualified Offering occurs prior to the Maturity Date, the 2023 Notes shall automatically convert into shares of Common Stock on the Maturity Date at a conversion price per share equal to the closing sale price of the Common Stock on the Maturity Date, subject to a floor of $4.50 per share.

The 2023 Notes will be accounted for under ASC 470-20, and all proceeds received from the issuance will be recognized as a liability on the balance sheet net of discount.

During the three months ended September 30, 2023, the Company issued the 2023 Notes in an aggregate principal amount of $789,474 and received a total of $750,000 in gross proceeds, taking into account the 5% original issue discount. The discount of $39,474 will be accreted over the life of the 2023 Notes. The Company issued an additional $1,250,000 in principal amount of 2023 Notes in October and will be reflected in the corresponding quarter.

For the three months ended September 30, 2023, discount amortization of $2,741 was charged to interest expense. For the three months ended September 30, 2023, the Company accrued interest expense of $6,250. The 2023 Notes balance, net of discount at September 30, 2023 is $752,741.

On February 6, 2020, the Company issued two Convertible Notes (the “Convertible Notes”) to Paseco ApS (the “Holder”), a Danish limited company and an existing stockholder of the Company each with a face value amount of $600,000, convertible into shares of Common. The outstanding principal amount of the Convertible Notes was due and payable on February 6, 2023. Interest on the Convertible Notes commenced accruing on the date of issuance at six percent (6%) per annum, computed on the basis of twelve 30-day months, and was compounded monthly on the final day of each calendar month based upon the principal and all accrued and unpaid interest outstanding as of such compound date. The interest was payable in cash on a semi-annual basis.

The conversion price was equal to $12.00 per share of common stock. The Holder did not exercise its conversion right and the conversion feature expired on February 6, 2021. The Company evaluated the Convertible Notes in accordance with ASC 470-20 and identified that they each contain an embedded conversion feature that shall not be bifurcated from the host document (i.e., the Convertible Notes) as they are not deemed to be readily convertible into cash. All proceeds received from the issuance were recognized as a liability on the balance sheet.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective December 30, 2022 (the “Effective Date”), the Company amended and restated the Convertible Notes (the “Amended and Restated Secured Notes”). Pursuant to the Amended and Restated Secured Notes, the due date was extended to February 28, 2024. The Amended and Restated Secured Notes are convertible by the Holder if the Company consummates a public offering or private placement of common stock or securities convertible into common stock. The conversion price shall be the price being paid by the investors in such offering. The interest was increased to twelve percent (12%) per annum, which was prepaid by the Company in full on the date of amendment through the issuance of 198,439 shares of the Company’s common stock: 29,419 shares for accrued interest up to the Effective Date and 169,020 shares related to the prepayment of interest through the extension date of the Amended and Restated Secured Notes using the closing market price on the Effective Date, of $1.03. The obligations of the Company under the Amended and Restated Secured Notes were secured by a security agreement (the “Security Agreement”). The Company evaluated the Amended and Restated Secured Notes and conversion feature to determine the appropriate accounting treatment based on the terms of the agreement. In accordance with ASC 480-Distinguising Liabilities from Equity, the Company determined that the Amended and Restated Secured Notes embody an obligation that may require the Company to settle with the issuance of a variable number of shares, where the monetary value of the obligation is based predominantly on a fixed monetary amount of $1,200,000 known at inception. Accordingly, the Company recorded the Amended and Restated Secured Notes as share settled debt. The total value of the shares issued was $204,392 which included $174,090 of prepaid interest and $30,302 for accrued interest as of December 30, 2022. On June 26, 2023, the Holder notified the Company that it wished to elect to exercise its conversion right triggered by a private placement. Therefore, all outstanding $1,200,000 Amended and Restated Secured Notes were converted into 2,264,150 shares of common stock and 1,132,075 warrants. There were no Amended and Restated Secured Notes outstanding after the foregoing conversion.

As of September 30, 2023 and 2022, the Company recorded accrued interest in the amount of zero  and $12,030, which is included in accrued expenses, respectively. For the three months ended September 30, 2023 and 2022, the interest expense related to the Amended and Restated Secured Notes amounted to zero and $18,182, respectively. The Amended and Restated Secured Notes balance as of September 30, 2023 was zero.

Note Payable—

On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Promissory Note”) to the Holder. The principal amount of the Promissory Note was originally payable on November 30, 2021 (the “Maturity Date”). The Promissory Note bore interest at a fixed rate of 6% per annum, computed based on the number of days between the Issuance Date and the Maturity Date, and the interest was prepaid by the Company in full on the Issuance Date through the issuance of 188,485 shares of the Company’s common stock based on the closing market price on that date for a total value of $501,370. The Company evaluated the Promissory Note and PIK interest in accordance with ASC 470-Debt and ASC 835-Interest, respectively. Pursuant to ASC 470-20, proceeds received from the issuance are to be recognized at their relative fair value, thus the liability is shown net of the corresponding discount of $493,192, which is the relative fair value of the shares issued for the PIK interest on the closing date using the effective interest method. The discount of $493,192 will be accreted over the life of the Promissory Note.

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

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 17, 2022, the Company entered into a second amendment to the Promissory Note that extended the Maturity Date to November 30, 2023 and increased the interest rate from 6% to 12% per annum. All other terms of the Promissory Note remained the same. The change in Maturity Date required an additional year of interest at the fixed rate of 12% per annum. Pursuant to the amendment, the Company prepaid interest for the period November 30, 2022 until May 30, 2023 on the date of the amendment through the issuance of 47,115 shares of the Company’s common stock based on the closing market price on that date for a total value of $299,178. All other accrued interest payable from May 30, 2023 to the Maturity Date was required to be paid by the Company on May 30, 2023, at the option of the Holder in either (i) cash or (ii) shares of the Company’s common stock , valued at the closing sale price of the common stock of the Nasdaq Capital Market on May 30, 2023. The Holder elected the interest be paid in cash (the “Interest Payment”).

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

On June 12, 2023, the Holder notified the Company that it wanted to apply the Interest Payment due to it towards the Company’s next private placement. Therefore, on June 26, 2023, in conjunction with the Company’s private placement, the Company issued (i) 567,588 shares of its common stock, per share and (ii) warrants to purchase 283,794 shares of Common Stock at a purchase price of $0.53 per share and applied the Interest Payment of $300,822 it owed to the Holder.

On July 31, 2023, the Company and the Holder agreed to amend the Promissory Note (the “Fourth Amendment”) to provide the Holder with limited conversion rights in connection with the Company’s next private placement. Per the terms of the Fourth Amendment, the Holder could elect to convert $2 million of the outstanding principal balance of the Promissory Note into the Units being offered in the private placement at a price per Unit being paid by the investors in the private placement (the “Conversion Right”). On August 1, 2023, the Holder notified the Company of its election to exercise the Conversion Right. As a result, $2 million of the outstanding principal balance of the Promissory Note was converted into 280,505 Units at $7.13 per unit, comprised of an aggregate of (i) 280,505 shares of Series A Convertible Preferred Stock of the Company and (ii) Warrants to purchase an aggregate of 1,402,525 shares of common stock with an exercise price of $0.65 per share. The Series A Convertible Preferred Stock acquired by the Holder is initially convertible into 2,805,050 shares of common stock. A $3 million principal balance remains outstanding under the Promissory Note after the forgoing conversion. The Company concluded that in accordance with ASC 470-20-40-4, the difference between the fair value of the Preferred Shares and warrants and the carrying value of the portion of the Note being converted should be recognized as an extinguishment. The extinguishment loss of $120,018 is recorded in Other Income/Loss in the Statement of Operations.

For the three months ended September 30, 2023 and 2022, discount amortization of $165,023 and $74,621 was charged to interest expense. The Promissory Note balance, net of discount at September 30, 2023 is $2,909,987.

Finance Agreement —

On November 30, 2022, the Company entered into a premium finance agreement (the “Agreement”) related to insurance, which resulted in a prepaid expense with a principal amount of $1,139,875 at 6.69% interest per annum. The repayment of the Agreement was made in nine equal monthly installments of $96,220 after a down payment of $300,000. For the three months ended September 30, 2023 and 2022 the Company made payments of $187,183 and $166,625, respectively. The balance has been fully paid as of September 30, 2023. For the three months ended September 30, 2023 and 2022, the Company recorded total interest expense in the amount of $5,256 and $2,782 related to the Agreement. This amount is reflected in other income and expenses.

Total interest expense recorded for the three months ended September 30, 2023 and 2022, was $179,271 and $95,585, respectively.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share, of which 1,000,000 shares have been designated as Series A Convertible Preferred Stock. At September 30, 2023, and June 30, 2023, there were 561,010 and zero shares of Series A Convertible Preferred Stock issued and outstanding.

Voting — Holders of Series A Preferred Stock shall be permitted to vote on all matters required or permitted to be voted on by the holders of common stock of the Corporation and shall be entitled to that number of votes equal to ten votes for the number of shares of common stock into which such Holder’s shares of the Preferred Stock could then be converted in accordance with conversion rights.

Dividends — The Company shall pay dividends on shares of Series A Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Preferred Stock.

Liquidation Rights — In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Shares of Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment shall be made to the holders of Junior Securities by reason of their ownership thereof, an amount in cash equal to the aggregate Liquidation Value of all Shares held by such holder. The Series A Preferred Stock is not participating preferred.

Conversion Rights — On or after the date of issuance, any holder of Series A Preferred Stock shall have the right by written election (a “Series A Election Notice”) to the Corporation to convert all or any portion of the outstanding Shares of Series A Preferred Stock held by such holder into an aggregate number of shares of common stock as is determined by multiplying the number of Shares to be converted by ten (10) (the “Conversion Ratio”).

Common Stock —The Company has 100,000,000 authorized shares of common stock , par value $0.0001 per share. At September 30, 2023, and June 30, 2023, there were 65,698,144 and 63,698,144 shares issued and outstanding, respectively.

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

Liquidation Rights — In the event of any liquidation, dissolution or winding up of affairs of the Company, after payment of all debts and liabilities and preferences to holders of preferred stock, the holders of common stock will be entitled to share ratably in the distribution of any of the remaining assets.

Purchase Agreement with Lincoln Park Capital

On June 20, 2023, the Company entered into a purchase agreement (the “2023 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $20,000,000 of shares of common stock over the 36-month term of the 2023 Purchase Agreement. Concurrently with entering into the 2023 Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2023 Purchase Agreement.

In consideration for entering into the 2023 Purchase Agreement, the Company issued 696,021 shares of common stock to Lincoln Park as a commitment fee on June 20, 2023.

During the three months ended September 30, 2023, we did not sell any shares of common stock to Lincoln Park under the Purchase Agreement.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

Preferred Stock Issuances

On August 1, 2023, the Company closed a private placement of 280,505 units (the “Units”), each consisting of (i) one share of the Company’s Series A Convertible Preferred Stock, (the “Preferred Stock”) and (ii) one common stock purchase warrant (each, a “Warrant”, and together with the Units and the shares of Preferred Stock, the “Securities”) to purchase five shares of the Company’s common stock, at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $2,000,000 in cash. In addition, the Company issued 280,505 Units in connection with the conversion of $2,000,000 of the Promissory Note (see Note 7.)

The Company issued an aggregate of 561,010 shares of Preferred Stock, which are initially convertible into an aggregate of 5,610,100 shares of common stock. In connection with the Private Placement, the Company sold Warrants to purchase an aggregate of 2,805,050 shares of common stock. The Warrants are exercisable for five years from the date of issuance and have an exercise price of $0.65 per share, payable in cash.

Common Stock Issuances

Between July 28, 2023 and September 28, 2023, the Company issued 2,000,000 shares of common stock for consulting services.

Acquisition of Renovaro Denmark — At September 30, 2023, and June 30, 2023, the Company maintained a reserve of 17,414 shares of common stock of the Registrant held in escrow according to Danish law (the “Escrow Shares”), all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Renovaro Denmark held by non-consenting shareholders of Renovaro Denmark on both September 30, 2023, and June 30, 2023, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. There have been 167,639 shares of common stock issued to non-consenting shareholders of Renovaro Denmark as of September 30, 2023. During the three months ended September 30, 2023, the Company issued zero shares of common stock to such non-consenting shareholders of Renovaro Denmark. There is no impact on outstanding shares as these shares are reflected as issued and outstanding.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows in the three months ended September 30, 2023:

Renovaro Biosciences Inc.
Expected term (in years)	5.0 – 5.5
Volatility	84.33% – 106.29%
Risk free interest rate	3.12% – 4.62%
Dividend yield	0%

The Company recognized stock-based compensation expense related to the options of $983,829 and $1,026,008 for the three months ended September 30, 2023 and 2022, respectively. At September 30, 2023, the Company had approximately $1,305,630 of unrecognized compensation cost related to non-vested options.

Plan Options

On February 6, 2014, the Board adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), and the Company had reserved 1,206,000 shares of common stock for issuance in accordance with the terms of the 2014 Plan.

On October 30, 2019, the Board approved and on October 31, 2019, the Company’s stockholders adopted its 2019 Equity Incentive Plan (the “2019 Plan”), which replaced the 2014 Plan. The 2019 Plan provided that the maximum aggregate number of shares of the Company’s common stock reserved and available for issuance under the 2019 Plan was the sum of (1) 6,000,000 new shares, and (2) the number of shares available for the grant of awards as of the effective date under the 2014 Plan plus any options related to awards that expire, are terminated, surrendered, or forfeited for any reason without issuance of shares under the 2014 Plan after the effective date of the 2019 Plan.

Effective July 21, 2023, the Company adopted the Renovaro Biosciences Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan replaced the 2019 Plan. Any awards outstanding under the 2019 Plan as of the date of adoption of the 2023 Plan remain subject to and will be paid under the 2019 Plan, and any shares subject to outstanding awards under the 2019 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under the 2023 Plan.

The Company granted options to purchase zero and 350,000 shares of common stock to employees with a three-year vesting period during the three months ended September 30, 2023 and 2022, respectively under the 2019 Plan.

During the three months ended September 30, 2023 and 2022, respectively, the Company granted options to purchase zero and 184,800 issued and 18,960 forfeited shares of common stock to employees with a six-month vesting period under the 2019 Plan.

During the three months ended September 30, 2023 and 2022, the Company granted options to purchase zero and 73,200 issued and 12,640 forfeited shares, respectively, of common stock to employees with a one-year vesting period under the 2019 Plan.

During the three months ended September 30, 2023 and 2022, the Company granted options to purchase 219,106 and 50,958 shares of common stock, to the Board of Directors and Scientific Advisory Board Members with a one-year vesting period under the 2023 Plan and the 2019 Plan, respectively.

During the three months ended September 30, 2023 and 2022, the Company granted options to purchase 26,000 and zero shares, respectively of Common Stock for Scientific Advisory Board members with immediate vesting under the 2023 Plan.

 All of the above options are exercisable at the market price of the Company’s common stock on the date of the grant.

 To date the Company has granted options under the 2014, 2019 and 2023 Plans (“Plan Options”) to purchase 5,134,285 shares of common stock. At September 30, 2023, the Company has 6,047,409 options available to be issued under the 2023 Plan.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the Plan Options outstanding at September 30, 2023, is presented below:

	Options Outstanding				Options Exercisable
	Exercise Price Ranges	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$0.45–4.50	1,689,821	8.77	$2.05	659,481	7.96	$2.80
	$4.51–6.50	2,503,102	7.36	$4.89	1,834,769	7.20	$5.01
	$6.51–12.00	803,393	6.95	$8.02	694,016	6.75	$7.98
Total		4,996,317	7.77	$4.44	3,188,267	7.26	$5.20

A summary of the status of the Plan Options at September 30, 2023, and changes since July 1, 2023, are presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	4,401,211	$4.78	7.82		$—
Granted	595,106	$1.89		$
Exercised	—	$—	—	$
Forfeited	—	$—	—	$
Expired/Canceled	—	$—	—	$
Outstanding at end of period	4,996,317	$4.44	7.77		$—
Exercisable at end of period	3,188,267	$5.20	7.26		$3,409,891

At September 30, 2023, the Company had 3,188,267 exercisable Plan Options outstanding. The total intrinsic value of options exercisable at September 30, 2023, was $3,409,891. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) and at September 30, 2023 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the warrants outstanding at September 30, 2023, and changes since July 1, 2023, are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period	3,548,302	$0.73	4.80
Granted	2,805,050	$0.65	—
Exercised	—	$—	—
Cancelled/Expired	—	$—	—
Outstanding and exercisable at end of period	6,353,352	$0.70	4.63

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Commitments

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, and amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments until the services were no longer being rendered or the G-Tech Agreement is terminated. As of May 25, 2022, the consultant was no longer able to render services, therefore no expense was incurred for the three months ended September 30, 2023 and 2022.

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

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. The Company paid zero under the HBV License Agreement in the three months ended September 30, 2023, and 2022. The Company has filed a claim against the Licensors, which includes certain payments it made related to this license (see Contingencies sub-section below).

On April 18, 2021, the Company entered into a Statement of Work and License Agreement (the “License Development Agreement”), by and among the Company, G-Tech and SRI (collectively, the “Licensors”), whereby the Company acquired a perpetual sublicensable, exclusive license (the “Development License”) to research, develop, and commercialize certain formulations which are aimed at preventing and treating pan-coronavirus or the potential combination of the pan-coronavirus and pan-influenza, including the SARS-coronavirus that causes COVID-19 and pan-influenza (the “Prevention and Treatment”).

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

The Development License Agreement provides for cooperation related to the development of intellectual property related to the Prevention and Treatment and for a 3% royalty to G-Tech on any net sales that may occur under the Development License Agreement. The Company is no longer pursuing any product candidates that relate to this license. The Company has filed a claim against the Licensors to recover all monies it paid related to this license (see Contingencies sub-section below).

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
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

G-Tech and SRI are controlled by Anderson Wittekind, a stockholder of the Company.

Shares held for non-consenting shareholders – The 17,414 remaining shares of common stock related to the Acquisition of Renovaro Denmark have been reflected as issued and outstanding in the accompanying financial statements. There were zero shares of common stock issued to such non-consenting stockholders during the three months ended September 30, 2023 (see Note 8.)

Service Agreements –The Company maintains employment agreements with other staff in the ordinary course of business.

Stock Purchase Agreement with GEDi Cube Intl Ltd. – On September 28, 2023, the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with GEDi Cube Intl Ltd., a private company formed under the laws of England and Wales (“GEDi Cube”). Upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company will acquire 100% of the equity interests of GEDi Cube from its equity holders (the “Sellers”) and GEDi Cube will become a wholly-owned subsidiary of the Company (the “Transaction”). On September 28, 2023, the board of directors of the Company, and the board of managers of GEDi Cube unanimously approved the Purchase Agreement.

At the effective time of the Transaction (the “Effective Time”), each ordinary share of GEDi Cube (each, a “GEDi Cube Share”) issued and outstanding as of immediately prior to the Effective Time will be exchanged for (i) shares of common stock of the Company (the “Renovaro Shares”) such that the total number of Renovaro Shares issued to the holders of GEDi Cube Shares shall equal 50% of the total number of Renovaro Shares outstanding as of the Effective Time, subject to certain adjustments (the “Closing Consideration”) and (ii) earn-out Renovaro Shares to be issued pro rata to the Sellers upon the exercise or conversion of any of the Company’s derivative securities (subject to certain exceptions) which are outstanding at the Effective Time (the “Earnout Shares”).

Each of the Company and GEDi Cube agreed, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited alternative acquisition proposals.

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The completion of the Transaction is subject to the satisfaction or waiver of customary closing conditions, including: (i) adoption of the Purchase Agreement by holders of all of the outstanding GEDi Cube Shares, (ii) approval of the issuance of Renovaro Shares in connection with the Transaction by a majority of the votes cast at the shareholder meeting of the Company, (iii) absence of any court order or regulatory injunction prohibiting completion of the Transaction, (iv) subject to specified materiality standards, the accuracy of the representations and warranties of the other party, (v) the authorization for listing of Renovaro Shares to be issued in the Transaction on the Nasdaq, (vi) compliance by the other party in all material respects with its covenants, and (vii) the entry by the parties into a registration rights agreement, to become effective as of the Effective Time, pursuant to which the Company will provide registration rights to the Sellers with respect to (a) the Renovaro Shares issued to the Sellers as Closing Consideration at the Effective Time and (b) any Earnout Shares that they receive after the Closing.

The Company and GEDi Cube each made customary representations and warranties in the Purchase Agreement. The Purchase Agreement also contains customary covenants and agreements, including covenants and agreements relating to (i) the conduct of each of the Company’s and GEDi Cube’s business between the date of the signing of the Purchase Agreement and the closing date of the Transaction and (ii) the efforts of the parties to cause the Transaction to be completed. The Purchase Agreement contains certain termination rights for both the Company and GEDi Cube.

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

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

RENOVARO BIOSCIENCES INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 24, 2023, counsel on behalf of Weird Science, Wittekind, individually, and Wittekind, as trustee of the Trusts served a demand to inspect the Company’s books and records (the “Demand”) pursuant to Delaware General Corporation Law, § 220 (“Section 220”). The Demand seeks the Company’s books and records in connection with various issues identified in the Demand. The Company takes its obligations under Section 220 seriously and, to the extent that the requests are proper under Section 220, intends to comply with those obligations.

NOTE 10 — RELATED PARTY TRANSACTIONS

On August 1, 2023, RS Bio ApS, a Danish entity, purchased in the Private Placement 70,126 of the Company’s Units at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $500,000. Mr. Rene Sindlev, the Chairman of the Company’s Board of Directors, holds the sole voting and disposition power of the shares owned by RS Bio ApS. The Board of Directors (excluding Mr. Sindlev) approved the participation of certain officers and directors of the Company in the Private Placement on identical terms as the other investors of the Private Placement (see Note 8.)

On August 1, 2023, Paseco ApS, a Danish entity, in connection with the Private Placement, converted $2,000,000 of its Promissory Note into 280,505 of the Company’s Units at a price per Unit equal to $7.13. As a result of participation in the private placement, Paseco ApS was deemed to be an affiliate of the Company. In addition, Paseco ApS purchased in the Private Placement 63,114 of the Company’s Units at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $450,000 (see Note 7.)

The Company currently has a consulting agreement with Paseco for business advisory services since December of 2019. For the three months ended September 30, 2023 the Company issued 1,000,000 restricted common shares in lieu of services.

NOTE 11 — SUBSEQUENT EVENTS

On October 10, 2023, the Board of Directors (the “Board”) of Renovaro Biosciences Inc., a Delaware corporation (the “Company”), appointed Avram Miller to the Board, effective October 11, 2023, to fill a vacancy. Mr. Miller will serve until the Company’s 2024 Annual Meeting of Stockholders or until his successor has been duly elected and qualified. In addition to Mr. Miller’s appointment to the Board, Mr. Miller, the co-founder of Intel Capital, entered into an advisory agreement with the Company (the “Advisory Agreement”), pursuant to which Mr. Miller will provide advice to the Board and the Company on various matters including strategic opportunities, capital allocation, business development, minority investments and licensing arrangements, among others. As compensation for these services, the Company will issue Mr. Miller 1,000,000 shares of restricted stock, 166,667 of which will vest in 2024, 444,444 will vest in 2025, and 388,889 will vest in 2026, subject to Mr. Miller’s continued service through each applicable vesting date.

Between October 2, 2023, and October 5, 2023, the Company entered into Subscription Agreements with three investors (the “Investors”) to purchase 5% Original Issue Discount Convertible Promissory Notes (the “2023 Notes”) for an aggregate principal amount of $1,315,789. The Company received a total of $1,250,000 in gross proceeds from the private placement, after taking into account the 5% original issue discount. The 2023 Notes bear an interest rate of 12% per annum and shall mature on September 5, 2024 (the “Maturity Date”) (see Note 7.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of Renovaro Biosciences Inc. (“Renovaro,” and together with its subsidiaries, the “Company”, “we” or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on October 2, 2023. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of the business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Over the past several years, Renovaro BioSciences has evolved from a company with a single product candidate as a potential cure for HIV (RENB-HV01), adding two additional pipeline candidates for HIV (RENB-HV12 and RENB-HV21), a pipeline for Hepatitis B Virus (HBV) (RENB-HB01), and with a significant expansion into cancer immune therapies to address high unmet needs from difficult-to-treat solid tumors (RENB-DC11.)

The oncology platform is now at the forefront of our development activities, beginning with pancreatic cancer and other solid tumors with poor life expectancy, for example triple negative breast, second-line liver, head, neck, and oral among other possible targets.

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

Therapeutic Platforms

The Company’s general approach with gene- and/or cell-therapy is to train the immune system to allow a person to better fight diseases. Our vision is for a world free from toxic chemotherapy and healthy longevity for those with cancer and other diseases. The Company is leveraging general principles and advances in the knowledge of the immune response to engineer cells with enhanced attributes to promote the recognition and elimination of diseased cells.

Advanced Allogeneic Cell Therapy

The strategic benefit of cell therapy platforms is to potentially allow for manufacture of large, “off-the-shelf” banks of therapeutic cells that could be accessed on demand by health care professionals to potentially decrease the time between diagnosis and treatment.

In addition, because we focus on cells from donors, the strategy could potentially enhance the ability of the therapeutic candidates to induce a more robust response once injected into patients. The human immune system is designed to recognize and distinguish “self” from “non-self” and destroy “otherness” such as bacteria, viruses, and damaged or diseased cells such as cancer cells. Alloreactivity (reacting against another person’s cells) is the most powerful response the immune system generates. Several of our technologies take advantage of the alloreactivity to hyper stimulate a person’s immune response to better attack a chronic infection (e.g., HIV) or solid tumor.

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

Cell Therapy enabling technology

In addition to the platform described above, Renovaro BioSciences has an innovative gene therapy approach to enhance the selection and engraftment (uptake) of cells carrying therapeutic attributes. Enhanced uptake or engraftment could play a critical role in some cases to increase the likelihood of therapeutic benefit. This technology was initially developed for autologous cell therapy from a person living with HIV, and genetically modifying those cells so they cannot be infected with most variants of HIV, plus a gene modification to enhance uptake. We have sublicensed under a profit-sharing agreement our technology to potentially increase engraftment for potential use in CAR-T therapy as a potential cure for HIV.

HBV Gene Therapy

Renovaro BioSciences is exploring various approaches for gene therapy design elements to potentially eliminate virus-infected cells with an innovative molecular mechanism that co-opts the virus’ machinery to induce the death of infected cells rather than reproducing and causing more infection to exacerbate disease.

Oncology:

RENB-DC11: Genetically modified Allogeneic Dendritic Cell Therapeutic Vaccine as Potential Product for Long-term Remission of Solid Tumors – Starting with Pancreatic Cancer

Allogeneic Cell Therapy Platform – Advanced Pre-Clinical

Based on learning from peer-reviewed publications of Phase I/IIa trials, we have designed an innovative therapeutic vaccination platform that could potentially be used to induce life-long remission from some of the deadliest solid tumors. The survival rate in pancreatic cancer is currently only 5 to 10 percent at 5 years.

Initial preclinical in vitro and proof of concept in vivo studies have been compelling. The platform might also allow for non-specific immune enhancement that could have impact against a broad array of solid tumors. We initially plan to target pancreatic cancer. Other potential targets for later development could include triple-negative breast cancer, liver or mesothelioma. As with HIV, our approach would potentially allow for outpatient therapy without wiping out or significantly impairing the patient’s immune system, as many current approaches require.

Renovaro BioSciences has initiated a collaboration with Dr. Anahid Jewett from UCLA to study further the in vitro and in vivo effectiveness of the approach in pancreatic cancer. Dr. Jewett created an innovative pancreatic cancer mouse model that comprises the human immune system repertoire in combination with implanted human cancer cells. Multiple experiments in different humanized mouse models are consistently showing with only one cycle of therapy – in humans five to ten are likely - what Dr. Jewett calls “the Holy Grail of cancer research”:

1.	80-90% substantial tumor size reduction (volume and weight)

2.	Remnant of tumor sack significantly infiltrated with effector immune cells indicating ongoing killing of cancer.

3.	Significant correlation with expected immune response important to fight cancer detected in blood, and

4.	No metastases

The confirming reproducibility and robustness of the therapeutic response in an aggressive form of human pancreatic cancer in several models is promising. We received FDA input from pre-IND interactions which helped solidify our IND-enabling plan as well as our investigational plan. We are now fully committed to process development/improvements and IND-enabling activities. We believe that we can complete IND-enabling activities in the second half of 2024 which if successful, would enable the start of clinical trials in humans during the second half of 2024. The investigational plan discussed with the FDA includes phase 1 safety testing broadly in all solid tumor types, followed by a phase 2a focusing on a few solid tumor types that are difficult to treat and have poor life expectancy, for example triple negative breast, second-line liver, head and neck cancers. Phase 2b would expand cohorts in cancers with the strongest response in phase 2a.

RENB-DC-12--XX: Genetically modified Allogeneic Dendritic Cell Therapeutic Vaccine as Potential Product for Long-term Remission of Additional Indications

The technology is a platform that could potentially be adapted to other solid tumors first line and/or salvage therapy, by itself or, potentially, in combination with other cancer treatments. Additional cancer vaccine designs are being evaluated strategically to balance risk and opportunity to advance therapeutic development quickly in cancer indications with few treatment options.

Infectious Diseases:

HIV:

RENB-HV12: HIV Therapeutic Vaccines for Potential Long-term Remission/Cure

Allogeneic Cell Therapy Platform - Advanced Pre-Clinical Stage; Non-Human Primate Studies Ongoing.

In persons living with HIV who are controlling the spread of virus with anti-retroviral (ARV) treatment, boosting the immune system in a different way than the virus already has through infection, could allow for control of HIV after stopping ARVs.

Renovaro BioSciences is developing RENB-HV12 that utilizes a novel cellular and immunotherapy approach that could potentially provide therapeutic vaccines for HIV. A non-human primate study of the therapeutic vaccine in primates at the Fred Hutchinson Cancer Research Center is ongoing. Animals began receiving the first injections of the potential therapeutic vaccine in August, 2022. Preliminary results assessment may potentially be available in the second half of 2023. A Pre-IND request could be submitted in the second half of 2024, with IND submission and the beginning of Phase I clinical trials by mid- to end-2025.

RENB-HV01: Autologous Transplant with Genetically Modified Cells:

FDA INTERACT Meeting Held February 2020 - Advanced Pre-Clinical Stage

We have pioneered a novel enabling technology (ALDH gene modification) that we believe will allow sufficient engraftment of the CCR5 gene-modified Hematopoietic Stem Cell (HSC) to eliminate the need for Antiretroviral Treatment (ART.)

Management conducted a successful FDA INTERACT Meeting in alignment with the Company’s experimental plan. Although in vitro and in vivo studies have demonstrated promising results, further development of RENB-HV01 at this time was deemed costly and a long-term undertaking. While the Company plans to return to full development of the approach when resources are available, it has become less attractive and been deprioritized for business reasons, while pipelines that could move more quickly have been prioritized (e.g., RENB-DC11). Therefore, a business decision was made to sub-license the ALDH gene modification.

RENB-HV01 was sub-licensed to Caring Cross with a profit share arrangement. Caring Cross is developing a CAR-T approach that they believe, when combined with Renovaro Biosciences ALDH gene modification, could enhance engraftment of their CAR-T cell therapy and enhance their likelihood of success.

RENB-HV21: Immunotherapy with Allogeneic NK/GDT Cells

Allogeneic Cell Therapy Platform - Pre-IND conducted - Advanced Pre-Clinical with Human Data through a Collaboration

We are also exploring RENB-HV21, an innovative treatment for HIV with allogeneic Natural Killer (NK) and Gamma Delta T-Cells (GDT). It is believed that the GDT cells, a small subset of immune cells that can be infected with HIV, could both be infected by, and be a key factor in controlling the virus. The initial scientific findings were presented during the American Society of Gene & Cell Therapy (ASCGT) Annual Meeting in 2021. Renovaro BioSciences has an exclusive license to use the underlying patent to develop RENB-HV21 for potential treatment or cure of HIV. A successful investigator-initiated Pre-IND was completed in October 2021. However, due to a shift in priorities to the Oncology pipeline, Renovaro BioSciences does not plan to pursue the IND and potential clinical trial in the medium- to long-term.

HBV:

RENB-HB01: Potential Cure for HBV

HBV Gene Therapy - Pre-Clinical

RENB-HB01 is in an early pre-clinical phase as we explore various approaches for gene therapy design elements. If those explorations are successful, it is possible we could begin the regulatory process at the earliest in the second half of 2024. However, our highest priority is currently the oncology platform, beginning with pancreatic cancer and other solid tumors with poor life expectancy.

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

Going Concern and Management’s Plans

The financial statements included elsewhere herein for the period ended September 30, 2023, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of September 30, 2023, we had cash and cash equivalents of $523,474, an accumulated deficit of $253,204,281, and total liabilities of $10,816,494. We have incurred losses from continuing operations, have used cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has reduced overhead and administrative costs by streamlining the organization to focus around two of its therapies (oncology and a HIV therapeutic vaccine). The Company has tailored its workforce to focus on these therapies. In addition, the Company intends to attempt to secure additional required funding through equity or debt financing. However, there can be no assurance that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Funding that we may receive during the fiscal year 2024 is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates, and to begin building working capital reserves.

On September 28, 2023, the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with GEDi Cube Intl Ltd., a private company formed under the laws of England and Wales (“GEDi Cube”). Upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company will acquire 100% of the equity interests of GEDi Cube from its equity holders (the “Sellers”) and GEDi Cube will become a wholly-owned subsidiary of the Company (the “Transaction”). On September 28, 2023, the board of directors of the Company, and the board of managers of GEDi Cube unanimously approved the Purchase Agreement (see Note 9.)

Results of Operations for the three months ended September 30, 2023 and 2022

The following table sets forth our revenues, expenses and net loss for the three months ended September 30, 2023 and 2022. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended
	September 30,		Increase/(Decrease)
	2023	2022	$	%
Operating Expenses
General and administrative	$8,290,210	$4,556,840	$3,733,370	82%
Research and development	566,644	2,605,375	(2,038,731)	(78)%
Depreciation and amortization	27,260	28,401	(1,141)	(4)%
Total Operating Expenses	8,884,114	7,190,616	1,693,498	24%
LOSS FROM OPERATIONS	(8,884,114)	(7,190,616)	(1,693,498)	24%
Other Income (Expenses)
Loss on extinguishment of debt	(120,018)	—	(120,018)	100%
Loss on extinguishment of contingent consideration liability	—	(419,182)	419,182	(100)%
Interest expense	(179,271)	(95,585)	(83,686)	88%
Interest and other income	8,375	5,623	2,752	49%
Total Other Income (Expenses)	(290,914)	(509,144)	218,230	(43)%
Loss Before Income Taxes	(9,175,028)	(7,699,760)	(1,475,268)	19%
Income Tax (Expense) Benefit	—	—	—	—%
NET LOSS	$(9,175,028)	$(7,699,760)	$(1,475,268)	19%

Revenues

We are a pre-revenue, pre-clinical biotechnology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the three months ended September 30, 2023 and 2022, were $8,884,114 and $7,190,616 respectively, representing an increase of $1,693,498, or approximately 24%. The increase in operating expenses primarily relates to the increase in general and administrative expenses of $3,733,370 offset by the decrease in research and development expenses of $2,038,731.

General and administrative expenses for the three months ended September 30, 2023, and 2022, were $8,290,210 and $4,556,840, respectively, representing an increase of $3,733,370 or approximately 82%. The variance is related to an increase in non-cash consulting fees of $4,470,000, accounting fees of $196,426 and insurance expenses of $118,311, partially offset by a decrease in compensation and related expenses of $617,340 and legal expenses of $405,563.

Research and development expenses for the three months ended September 30, 2023, and 2022, were $566,644 and $2,605,375, respectively, representing a decrease of $2,038,731 or approximately 78%. The variance is primarily driven by a decrease of $2,246,465 in collaborating partner expenses with CDMO and CROs related to discontinued product candidates.

The Company recorded other expense of $290,914 for the three months ended September 30, 2023, compared to other expense of $509,144 for the three months ended September 30, 2022, representing a decrease in other expense of $218,230 or 43%. The variance is primarily due to the loss on extinguishment of contingent consideration liability of 419,182 in the prior period, partially offset by the loss on extinguishment of debt of $120,018 in the current period.

Net Loss

Net loss for the three months ended September 30, 2023, and 2022, was $9,175,028 and $7,699,760, respectively, representing an increase in net loss of $1,475,268 or approximately 19%. The increase in net loss was primarily due to an increase in general and administrative expenses of $3,733,370, partially offset by a decrease in research and development expenses of $2,038,73.

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

As noted above under the heading “Going Concern and Management’s Plans,” through September 30, 2023, we have incurred substantial losses. We will need additional funds for (a) research and development, (b) increases in personnel, and (c) the purchase of equipment, specifically to advance towards an Investigational New Drug Application (IND) following Pre-IND readouts from the FDA for RENB-DC11, RENB-HV12, RENB-HV01, RENB-HV21 and RENB-HB01. The availability of any required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are currently involved or in the future may be involved could adversely affect our liquidity and financial position. We may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of September 30, 2023, the Company had $523,474 in cash and working capital of $(8,189,378) as compared to $1,874,480 in cash and working capital of $(8,457,693) as of June 30, 2023, a decrease of 72% and 3%, respectively.

Assets

Total assets at September 30, 2023, were $57,562,806 compared to $58,300,796 as of June 30, 2023. The decrease in total assets was primarily due to the decrease in cash of $1,351,006.

Liabilities

Total liabilities at September 30, 2023, were $10,816,494 compared to $11,798,685 as of June 30, 2023. The decrease in total liabilities was primarily related to a decrease of $1,714,960 in notes payable short term, net of discount partially offset by an increase of $752,741 in convertible notes payable short term, net of discount.

The following is a summary of the Company’s cash flows (used in) or provided by operating, investing, and financing activities:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Net Cash Used in Operating Activities	$(2,777,207)	$(2,653,674)
Net Cash Used in Investing Activities	(1,057,875)	—
Net Cash Provided by Financing Activities	2,562,817	1,458,375
Effect of exchange rates on cash	(78,741)	(4,925)
Change in Cash and Cash Equivalents	$(1,351,006)	$(1,200,224)

Cash Flows

Cash used in operating activities for the three months ended September 30, 2023, and 2022 was ($2,777,207) and ($2,653,674), respectively. Cash used in operating activities during the current period primarily related to $566,644 in research and development expenses for CDMO and CRO costs, along with approximately $2,805,371 in general and administrative expenses, net of non-cash items, partially offset by an increase in accounts payable of $124,303 due to the timing of cash payments and a $411,352 increase in prepaid expenses.

Cash used in investing activities for the three months ended September 30, 2023, and 2022 was ($1,057,875) and zero, respectively. Cash used in investing activities during the current period related to the issuance of notes receivable totaling $1,050,000 in principal and $7,875 of interest accrued as of September 30, 2023 (see Note 3.)

Cash provided by financing activities for the three months ended September 30, 2023, was $2,562,817 as compared to cash provided by financing activities of $1,458,375 during the three months ended September 30, 2022. During the three months ended September 30, 2023, the Company received net proceeds of $2,750,000 from private placements that were partially offset by $187,183 in repayment of a finance agreement.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company and used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiency is attributed to the Company not having adequate resources to address complex accounting matters. This control deficiency will be monitored, and attention will be given to this matter as we grow.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed above. We expect to be deficient in our disclosure controls and procedures until sufficient capital is available to hire the appropriate internal accounting staff.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2023, that have materially affected or are reasonably likely to materially affect our internal controls.

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

On August 24, 2023, counsel on behalf of Weird Science, Wittekind, individually, and Wittekind, as trustee of the Trusts served a demand to inspect the Company’s books and records (the “Demand”) pursuant to Delaware General Corporation Law, § 220 (“Section 220”). The Demand seeks the Company’s books and records in connection with various issues identified in the Demand. The Company takes its obligations under Section 220 seriously and, to the extent that the requests are proper under Section 220, intends to comply with those obligations.

Item 1A. Risk Factors.

Risk factors that may affect our business and financial results are discussed within Item 1A ”Risk Factors” of our annual report for the fiscal year ended June 30, 2023, on Form 10-K (“2023 Form 10-K”) filed with the SEC on October 2, 2023. There have been no material changes to the disclosures relating to this item from those set forth in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

2.1	Stock Purchase Agreement, dated as of September 28, 2023, by and among Renovaro Biosciences Inc., GEDi Cube Intl Ltd., Yalla Yalla Ltd., in its capacity as Sellers’ Representative, and the Sellers party thereto (incorporated by reference to exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 29, 2023)

3.1	Certificate of Incorporation, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-K filed with the SEC on October 2, 2023)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on July 10, 2023)

4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 7, 2023)

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 7, 2023)

10.2	Fourth Amendment to Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 7, 2023)

10.3**	Renovaro Biosciences Inc. 2023 Incentive Plan

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2023	RENOVARO BIOSCIENCES INC.

	By:	/s/ Mark Dybul
Mark Dybul
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)