Form 10-Q
period 2023-12-31
RENOVARO INC.
filed 2024-02-14
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-38758

Renovaro Inc.

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

As of February 14, 2024, the number of shares of the registrant’s Common Stock outstanding was 143,668,372.

RENOVARO INC. AND SUBSIDIARIES

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

The results for the period ended December 31, 2023, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2023, filed with the Securities and Exchange Commission on October 2, 2023.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$243,980	$1,874,480
Notes receivable	1,073,625	—
Prepaids and other assets	1,085,545	690,925
Total Current Assets	2,403,150	2,565,405

Property and equipment, net	496,896	508,989

OTHER ASSETS:
Definite life intangible assets, net	32,641	39,676
Indefinite life intangible assets	42,611,000	42,611,000
Goodwill	11,640,000	11,640,000
Deposits and other assets	21,742	21,741
Operating lease right-of-use assets	812,691	913,985
Total Other Assets	55,118,074	55,226,402

TOTAL ASSETS	$58,018,120	$58,300,796

LIABILITIES
CURRENT LIABILITIES:
Accounts payable – trade	$5,577,917	$5,296,823
Accrued expenses	783,601	723,173
Other current liabilities	669,384	184,733
Current portion of operating lease liabilities	218,085	193,422
Notes payable, net	3,940,000	4,624,947
Convertible notes payable	2,569,379	—
Total Current Liabilities	13,758,366	11,023,098

NON-CURRENT LIABILITIES:

Operating lease liabilities, net of current portion	664,218	775,587
Total Non-Current Liabilities	664,218	775,587
Total Liabilities	14,422,584	11,798,685

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; Series A Convertible Preferred;1,000,000 shares designated; 561,010 shares issued and outstanding at December 31, 2023 and zero shares issued and outstanding at June 30, 2023	56	—
Common Stock, par value $0.0001, 100,000,000 shares authorized, 67,224,089 shares issued and outstanding at December 31, 2023, and 63,698,144 shares issued and outstanding at June 30, 2023	6,724	6,371
Additional paid-in capital	301,349,389	290,554,875
Accumulated deficit	(257,733,402)	(244,029,253)
Accumulated other comprehensive loss	(27,231)	(29,882)
Total Stockholders’ Equity	43,595,536	46,502,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,018,120	$58,300,796

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Operating Expenses
General and administrative	$3,616,392	$4,013,063	$11,906,602	$8,569,903
Research and development	620,521	325,959	1,187,165	2,931,334
Depreciation and amortization	33,162	28,844	60,422	57,245
Total Operating Expenses	4,270,075	4,367,866	13,154,189	11,558,482

LOSS FROM OPERATIONS	(4,270,075)	(4,367,866)	(13,154,189)	(11,558,482)

Other Income (Expenses)

Loss on extinguishment of debt	—	—	(120,018)	—
Loss on extinguishment of contingent consideration	—	—	—	(419,182)
Interest expense	(274,984)	(92,892)	(454,255)	(188,477)
Interest and other income	15,938	3,010	24,313	8,633
Total Other Income (Expense)	(259,046)	(89,882)	(549,960)	(599,026)

NET LOSS	$(4,529,121)	$(4,457,748)	$(13,704,149)	$(12,157,508)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.08)	$(0.21)	$(0.22)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	65,852,497	55,509,239	65,166,625	55,304,356

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Net Loss	$(4,529,121)	$(4,457,748)	$(13,704,149)	$(12,157,508)
Other Comprehensive Income (Loss)
Foreign currency translation, net of taxes	37,252	7,915	2,651	161

Comprehensive Loss	$(4,491,869)	$(4,449,833)	$(13,701,498)	$(12,157,347)

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Series A Preferred Shares	Series A Preferred Shares Amount	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2023	—	—	63,698,144	$6,371	$290,554,875	$(244,029,253)	$(29,882)	$46,502,111
Issuance of preferred stock and warrants in private placement	280,505	28	—	—	1,999,972	—	—	2,000,000
Issuance of preferred stock and warrants for conversion of $2 million Note	280,505	28	—	—	1,999,973	—	—	2,000,001
Restricted shares issued for services rendered	—	—	2,000,000	200	4,469,800	—	—	4,470,000
Stock-based compensation	—	—	—	—	983,829	—	—	983,829
Net loss	—	—	—	—	—	(9,175,028)	—	(9,175,028)
Foreign currency translation adjustment	—	—	—	—	—	—	(34,601)	(34,601)
September 30, 2023	561,010	56	65,698,144	6,571	300,008,449	(253,204,281)	(64,483)	46,746,312
Stock issued pursuant to warrants exercised	—	—	525,945	53	341,812	—	—	341,865
Restricted shares issued for advisory services	—	—	1,000,000	100	(100)	—	—	—
Stock-based compensation	—	—	—	—	999,228	—	—	999,228
Net loss	—	—	—	—	—	(4,529,121)	—	(4,529,121)
Foreign currency translation adjustment	—	—	—	—	—	—	37,252	37,252

December 31, 2023	561,010	$56	67,224,089	$6,724	$301,349,389	$(257,733,402)	$(27,231)	$43,595,536

	# of Series A Preferred Shares	Series A Preferred Shares Amount	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2022	—	—	53,007,082	$5,302	$276,989,179	$(204,345,197)	$(30,436)	$72,618,848
Stock issued pursuant to warrants exercised	—	—	1,250,000	125	1,624,875	—	—	1,625,000
Shares issued for earn-out	—	—	1,250,000	125	2,762,375			2,762,500
Stock-based compensation	—	—	—	—	1,026,008	—	—	1,026,008
Net loss	—	—	—	—	—	(7,699,760)	—	(7,699,760)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,754)	(7,754)
September 30, 2022	—	—	55,507,082	5,552	282,402,437	(212,044,957)	(38,190)	70,324,842
Shares issued in lieu of interest on $1.2 million note payable extension	—	—	198,439	20	204,372	—	—	204,392
Stock-based compensation	—	—	—	—	819,955	—	—	819,955
Net loss	—	—	—	—	—	(4,457,748)	—	(4,457,748)
Foreign currency translation adjustment	—	—	—	—	—	—	7,915	7,915

December 31, 2022	—	—	55,705,521	$5,572	$283,426,764	$(216,502,705)	$(30,275)	$66,899,356

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,704,149)	$(12,157,508)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	60,422	57,245
Loss on extinguishment of debt	120,018	—
Loss on extinguishment of contingent consideration liability	—	419,182
Stock based compensation expense	1,983,057	1,845,963
Restricted shares for services rendered	4,470,000	—
Amortization of discount on notes payable	364,415	149,242
Changes in assets and liabilities:
Other receivables	—	46
Prepaid expenses/deposits	516,296	425,233
Accounts payable	281,095	3,153,358
Accrued expenses	(29,571)	(68,554)
Other current liabilities	—	(18,520)
Operating leases, net	14,587	(10,832)
NET CASH USED IN OPERATING ACTIVITIES	(5,923,830)	(6,205,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	(1,073,625)	—
Purchase of property and equipment	(41,584)	(23,633)
NET CASH USED IN INVESTING ACTIVITIES	(1,115,209)	(23,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	2,540,000	—
Repayment of finance agreement	(422,183)	(466,625)
Proceeds from private placement	2,000,000	—
Proceeds from notes payable	950,000	—
Proceeds from exercise of warrants	341,865	1,625,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,409,682	1,158,375

Effect of exchange rates on cash	(1,143)	17,157

NET CHANGE IN CASH	(1,630,500)	(5,053,247)

CASH, BEGINNING OF PERIOD	1,874,480	9,172,142

CASH, END OF PERIOD	$243,980	$4,118,896

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,256	$30,332
Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Finance agreement entered into in exchange for prepaid assets	$906,834	$1,139,875
Shares in lieu of interest on $1.2 million notes payable extension	$—	$204,392
Common shares issued for contingent earn out liability	$—	$2,762,500
Conversion of note payable for issuance of preferred stock	$2,000,001	—
Debt discount related to convertible promissory notes	$105,263	$—
Debt discount related to $3 million notes payable	$90,000	$—
Debt discount related to $1 million note payable	$50,000	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – On February 13, 2024, the Company changed its corporate name from Renovaro Biosciences Inc. to Renovaro Inc. (“Renovaro”, and together with its subsidiaries, the “Company”, “we” or “us”). In August 2023, the Company changed its corporate name from Enochian Biosciences Inc. to Renovaro Biosciences Inc. The Company engages in the research and development of pharmaceutical and biological products for the treatment of cancer, HIV, and HBV with the intent to manufacture said products.

Going Concern – These financial statements have been prepared on a going concern basis, which assumes that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated any revenue, has incurred substantial recurring losses from continuing operations and has an accumulated deficit of $257,733,402, and a working deficit of $11,355,216 as of December 31, 2023. The continuation of the Company as a going concern is dependent upon (i) its ability to successfully obtain FDA approval of its product candidates, (ii) its ability to obtain any necessary debt and/or equity financing, and (iii) its ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation – The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2023, and 2022 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2023, audited financial statements. The results of operations for the periods ended December 31, 2023, and 2022 are not necessarily indicative of the operating results for the full year.

Consolidation – For the three and six months ended December 31, 2023, and 2022, the condensed consolidated financial statements include the accounts and operations of the Registrant and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

Accounting Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant estimates include the fair value and potential impairment of intangible assets, and the fair value of equity instruments issued.

Functional Currency & Foreign Currency Translation – The functional currency of Renovaro Denmark is the Danish Kroner (“DKK”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended December 31, 2023, and 2022. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had balances held in financial institutions in Denmark and in the United States in excess of federally insured amounts at December 31, 2023, and June 30, 2023, of $91,387 and $1,526,990, respectively.

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

Definite life intangible assets include patents. The Company accounts for definite life intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Goodwill and Other Intangible Assets”. Definite life intangible assets are recorded at cost. Patent costs consist of costs incurred to acquire the underlying patent. If it is determined that a patent will not be issued, the related remaining capitalized patent costs are charged to expense. Definite life intangible assets are amortized on a straight-line basis over their estimated useful life. The estimated useful life of patents is twenty years from the date of application.

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

Impairment of Goodwill and Indefinite Lived Intangible Assets – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess. The annual fair value analysis performed on goodwill supported that goodwill was not impaired as of June 30, 2023, and no additional impairment is deemed necessary as of December 31, 2023 (see Note 5.)

For indefinite-lived intangible assets, such as licenses acquired as an IPR&D asset, on an annual basis we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. For the year ended June 30, 2023, the carrying value of the licenses acquired as an IPR&D asset exceeded its fair value. Therefore, the Company recorded an impairment loss of $18,960,000 during the year ended June 30, 2023. No impairment was deemed necessary as of December 31, 2023 (see Note 5.)

The carrying value of IPR&D and goodwill at December 31, 2023, were $42,611,000 and $11,640,000, respectively.

RENOVARO INC. AND SUBSIDIARIES
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

Research and Development Expenses – The Company expenses research and development costs incurred in formulating, improving, validating, and creating alternative or modified processes related to and expanding the use of the Oncology, HIV and HBV therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for Oncology, HIV and HBV. Research and development expenses for the three and six months ended December 31, 2023, amounted to $620,521, and $1,187,165, respectively. Research and development expenses for the three and six months ended December 31, 2022, amounted to $325,959, and $2,931,334, respectively.

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes”, which requires an asset and liability approach for accounting for income taxes.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share – The Company calculates earnings/ (loss) per share in accordance with FASB ASC Topic 260, “Earnings Per Share”. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised and shares issuable upon conversion of convertible preferred stock and convertible notes. Because of the net loss for the three and six months ended December 31, 2023, and 2022, the dilutive shares for both periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 18,217,727 and 4,833,436 potential shares of Common Stock excluded from the Diluted EPS calculation as of December 31, 2023, and December 31, 2022, respectively.

Fair Value of Financial Instruments – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. There were no Level 1, 2, or 3 assets, nor any Level 1, 2, or 3 liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, respectively. During the three and six months ended December 31, 2022, there was zero and $419,182 loss on extinguishment of the contingent consideration liability.

Stock Options and Restricted Share Units – The Company has granted stock options, restricted share units (“RSUs”) and warrants. The Company accounts for stock-based awards in accordance with the provisions of FASB ASC Topic 718, “Compensation - Stock Compensation”.

Stock-Based Compensation – The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the required service period, which is generally the vesting period. Stock based compensation costs for the vesting of options and RSUs granted for the three and six months ended December 31, 2023 were $999,228 and $1,983,057, respectively. Stock based compensation costs for the vesting of options and RSUs granted for the three and six months ended December 31, 2022 were $819,955 and $1,845,963, respectively (See Note 8.)

Recently Adopted Accounting Pronouncements – Recent accounting pronouncements issued by the FASB do not or are not believed by management to have a material impact on the Company’s present or future financial statements.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of $4,529,121 and $13,704,149 for the three and six months ended December 31, 2023, respectively. As of December 31, 2023, the Company had cash and cash equivalents of $243,980 and an accumulated deficit of $257,733,402 and a working capital deficit of $11,355,216. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE 3 — NOTES RECEIVABLE

On August 11, 2023, and August 18, 2023, the Company entered into two Promissory Notes (“Notes Receivable”) in the amounts of $550,000 and $500,000, respectively, to lend a total of $1.05 million to GEDi Cube Intl Ltd. (“Issuer”) to further develop the Issuer’s IP and technology. Pursuant to the Notes, the Issuer promised to pay the Company the outstanding principal and related accrued interest at a rate of 6% per annum on the maturity dates of February 11 and February 18, 2024. For the three and six months ended December 31, 2023, the Company accrued interest of $15,750 and $23,625, respectively. The balance of the Notes Receivable at December 31, 2023, was $1,073,625.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	December 31, 2023	June 30, 2023
Lab Equipment and Instruments	4-7	$617,882	$576,298
Leasehold Improvements	10	224,629	224,629
Furniture, Fixtures and Equipment	4-7	172,861	172,861
Total		1,015,372	973,788
Less Accumulated Depreciation		(518,476)	(464,799)
Net Property and Equipment		$496,896	$508,989

Depreciation expense amounted to $27,198 and $53,677 for the three and six months ended December 31, 2023, respectively, and $27,338 and $54,253 for the three and six months ended December 31, 2022, respectively.

NOTE 5 — INTANGIBLE ASSETS

At December 31, 2023, and June 30, 2023, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $32,641 and $39,676, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three and six months ended December 31, 2023, was $5,964 and $6,745, respectively. Amortization expense for the three and six months ended December 31, 2022, was $1,507 and $2,993, respectively.

At December 31, 2023, and 2022, indefinite life intangible assets consisted of a license agreement classified as In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible asset provides economic benefit, and goodwill.

At December 31, 2023, and June 30, 2023, definite and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2023	Period Change	Effect of Currency Translation	December 31, 2023
Definite Life Intangible Assets
Patents	20 Years	$290,936	$—	$3,488	$294,424
Less Accumulated Amortization		(251,260)	(6,745)	(3,778)	(261,783)
Net Definite-Life Intangible Assets		$39,676	$(6,745)	$(290)	$32,641

Indefinite Life Intangible Assets
License Agreement		$42,611,000	—	—	$42,611,000
Goodwill		11,640,000	—	—	11,640,000
Total Indefinite Life Intangible Assets		$54,251,000	—	—	$54,251,000

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expected future amortization expense is as follows:

Year ending June 30,
2024	$2,059
2025	10,194
2026	10,194
2027	10,194
Total	$32,641

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

Impairment – Following the fourth quarter of each year, management performs its annual test of impairment of intangible assets by performing a quantitative assessment and determines if it is more likely than not that the fair value of the asset is greater than or equal to the carrying value of the asset. The results of the quantitative assessment indicated that the carrying value of the license acquired as an IPR&D asset exceeded its fair value, due to the sublicensing of RENB-HV01, which required a different valuation approach and changes in other factors impacting the fair value of the asset as of June 30, 2023, which resulted in an impairment adjustment of $18,960,000. No impairment was deemed necessary as of December 31, 2023.

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

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s lease has a remaining lease term of 44 months. As of December 31, 2023, the weighted-average remaining term is 3.67 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of December 31, 2023, the weighted-average discount rate is 4.03%.

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

Below are the lease commitments for the next 5 years:

Year Ending June 30th	Lease Expense
2024	123,602
2025	253,384
2026	260,985
2027	268,815
2028	45,021
Sub-total	951,807
Less imputed interest	(69,504)
Total	$882,303

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 18, 2023, the Company entered into a sublease termination agreement with the Subtenant, whereby the Subtenant and the Company agreed to terminate the sublease effective as of April 30, 2023. The Subtenant agreed to pay the Company $139,460 along with the security deposit of $35,540 for a total termination fee of $175,000, to permit early termination of the sublease.

The Company recognized operating income from the sublease on a straight-line basis in its statements of operations over the sublease term.

During the three and six months ended December 31, 2023 and 2022, the net operating lease expenses were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Operating Lease Expense	$60,922	$96,730	$129,664	$140,660
Sub lease Income	—	(53,310)	—	(106,620)

Total Net Lease Expense	$60,922	$43,420	$129,664	$34,040

Lease expense charged to general and administrative expenses for the three and six months ended December 31, 2023, amounted to $60,922 and $129,664, respectively. Lease expense charged to general and administrative expenses for the three and six months ended December 31, 2022, amounted to $43,420 and $34,040, respectively. During the three and six months ended December 31, 2023, the Company paid $62,573 and $123,796 under operating leases, respectively. During the three and six months ended December 31, 2022, the Company paid $96,581 and $241,042 under operating leases, respectively. The difference between the operating lease expense for the six months ended December 31, 2022 in the amount of $140,660 and the cash paid of $241,042, is primarily made up of the release of an accrual of $77,242 related to the termination of the Plaza Medical Office Building, LLC lease.

NOTE 7 — DEBT

Convertible Notes Payable —

December 2023 Notes — Between December 1, 2023, and December 29, 2023, the Company entered into Subscription Agreements with two investors to purchase Convertible Promissory Notes for an aggregate principal amount of $560,000 (the “December Notes”). The Company received a total of $540,000 in gross proceeds from the private placement prior to the end of the quarter, and it subsequently received the pending $20,000 in January 2024. The December Notes bear an interest rate of 12% per annum and shall mature one year after their respective dates of issuance (the “Maturity Date”). The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the Issue Date prior to the maturity of the December Notes. Notwithstanding the immediate foregoing, at the option of the Holder, interest may accrue on the December Notes on a quarterly basis. The December Notes are convertible into shares of the Company’s Common Stock in whole or in part at any time and from time to time, after the Original Issue Date and prior to the Maturity Date, at a conversion price of $3.38 per share. The Company may prepay the December Notes at any time. The December Notes will be accounted for under ASC 470-20, and all proceeds received from the issuance will be recognized as a liability on the balance sheet. The December Notes principal balance at December 31, 2023, is $540,000.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2023 Notes — Between September 5, 2023, and October 5, 2023, the Company entered into Subscription Agreements with five investors to purchase 5% Original Issue Discount Convertible Promissory Notes (the “2023 Notes”) for an aggregate principal amount of $2,105,263. The Company received a total of $2,000,000 in gross proceeds from the private placement, after taking into account the 5% original issue discount. The discount of $105,263 will be accreted over the life of the 2023 Notes. The 2023 Notes bear an interest rate of 12% per annum and shall mature on September 5, 2024 (the “Maturity Date”). The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the Issue Date prior to the maturity of the 2023 Notes. Notwithstanding the immediately foregoing, at the option of the Holder, interest may accrue on the Notes on a quarterly basis. The 2023 Notes are convertible into shares of the Company’s Common Stock upon the occurrence of a Qualified Offering (as defined below) or upon the Maturity Date. The Company may prepay the 2023 Notes at any time.

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

For the three and six months ended December 31, 2023, discount amortization of $26,637 and $29,379 was charged to interest expense, respectively. As of December 31, 2023, the Company accrued interest expense of $64,583. The 2023 Notes balance, net of discount at December 31, 2023 is $2,029,379.

The Convertible Notes — On February 6, 2020, the Company issued two Convertible Notes (the “Convertible Notes”) to Paseco ApS (the “Holder”), a Danish limited company and an existing stockholder of the Company, each with a face value amount of $600,000, convertible into shares of Common Stock. The outstanding principal amount of the Convertible Notes was due and payable on February 6, 2023. Interest on the Convertible Notes commenced accruing on the date of issuance at six percent (6%) per annum, computed on the basis of twelve 30-day months, and was compounded monthly on the final day of each calendar month based upon the principal and all accrued and unpaid interest outstanding as of such compound date. The interest was payable in cash on a semi-annual basis.

The conversion price was equal to $12.00 per share of Common Stock. The Holder did not exercise its conversion feature that expired on February 6, 2021. The Company evaluated the Convertible Notes in accordance with ASC 470-20 and identified that they each contain an embedded conversion feature that shall not be bifurcated from the host document (i.e., the Convertible Notes) as they are not deemed to be readily convertible into cash. All proceeds received from the issuance were recognized as a liability on the balance sheet.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective December 30, 2022 (the “Effective Date”), the Company amended and restated the Convertible Notes (the “Amended and Restated Secured Notes”). Pursuant to the Amended and Restated Secured Notes, the due date was extended to February 28, 2024. The Amended and Restated Secured Notes are convertible by the Holder if the Company consummates a public offering or private placement of Common Stock or securities convertible into Common Stock. The conversion price shall be the price being paid by the investors in such offering. The interest was increased to twelve percent (12%) per annum, which was prepaid by the Company in full on the date of amendment through the issuance of 198,439 shares of the Company’s Common Stock: 29,419 shares for accrued interest up to the Effective Date and 169,020 shares related to the prepayment of interest through the extension date of the Amended and Restated Secured Notes using the closing market price on the Effective Date, of $1.03. The obligations of the Company under the Amended and Restated Secured Notes were secured by a security agreement (the “Security Agreement”). The Company evaluated the Amended and Restated Secured Notes and conversion feature to determine the appropriate accounting treatment based on the terms of the agreement. In accordance with ASC 480- Distinguishing Liabilities from Equity, the Company determined that the Amended and Restated Secured Notes embody an obligation that may require the Company to settle with the issuance of a variable number of shares, where the monetary value of the obligation is based predominantly on a fixed monetary amount of $1,200,000 known at inception. Accordingly, the Company recorded the Amended and Restated Secured Notes as share settled debt. The total value of the shares issued was $204,392 which included $174,090 of prepaid interest and $30,302 for accrued interest as of December 30, 2022. On June 26, 2023, the Holder notified the Company that it wished to elect to exercise its conversion right triggered by a private placement. Therefore, all outstanding $1,200,000 Amended and Restated Secured Notes were converted into 2,264,150 shares of Common Stock and 1,132,075 warrants. There were no Amended and Restated Secured Notes outstanding after the foregoing conversion.

As of December 31, 2023 and 2022, the Company recorded accrued interest in the amount of zero. For the three and six months ended December 31, 2023 and 2022, the interest expense related to the Amended and Restated Secured Notes amounted to zero  and $18,272, respectively. The Amended and Restated Secured Notes balance as of December 31, 2023 was zero .

Notes Payable—

Bridge Loan — On November 3, 2023, the Company entered into an agreement to purchase 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000. The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the Note. The Note bears an interest rate of 12% per annum and was due to mature on January 1, 2024 (the “Maturity Date”). On January 1, 2024, the Company entered into an amendment with RS Bio ApS, a Danish entity, for the November 3, 2023, $1,000,000 Note Payable bridge loan to extend the maturity date until March 1, 2024 (see Note 11). The Company is required to pay interest on the maturity date. The Notes Payable will be accounted for under ASC 470-20, and all proceeds received from the issuance will be recognized as a liability on the balance sheet net of discount. For the three and six months ended December 31, 2023, discount amortization of $50,000 was charged to interest expense, respectively. As of December 31, 2023, the Company accrued $20,000 of interest expense that is included in accrued expenses on the balance sheet. The Note balance, net of discount at December 31, 2023 is $1,000,000.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Promissory Note — On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Promissory Note”) to the Holder. The principal amount of the Promissory Note was originally payable on November 30, 2021 (the “Maturity Date”). The Promissory Note bore interest at a fixed rate of 6% per annum, computed based on the number of days between the Issuance Date and the Maturity Date, and the interest was prepaid by the Company in full on the Issuance Date through the issuance of 188,485 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $501,370. The Company evaluated the Promissory Note and PIK interest in accordance with ASC 470-Debt and ASC 835-Interest, respectively. Pursuant to ASC 470-20, proceeds received from the issuance are to be recognized at their relative fair value, thus the liability is shown net of the corresponding discount of $493,192, which is the relative fair value of the shares issued for the PIK interest on the closing date using the effective interest method. The discount of $493,192 will be accreted over the life of the Promissory Note.

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

On May 17, 2022, the Company entered into a second amendment to the Promissory Note that extended the Maturity Date to November 30, 2023 and increased the interest rate from 6% to 12% per annum. All other terms of the Promissory Note remained the same. The change in Maturity Date required an additional year of interest at the fixed rate of 12% per annum. Pursuant to the amendment, the Company prepaid interest for the period November 30, 2022 until May 30, 2023 on the date of the amendment through the issuance of 47,115 shares of the Company’s Common Stock based on the closing market price on that date for a total value of $299,178. All other accrued interest payable from May 30, 2023 to the Maturity Date was required to be paid by the Company on May 30, 2023, at the option of the Holder in either (i) cash or (ii) shares of the Company’s Common Stock, valued at the closing sale price of the Common Stock of the Nasdaq Capital Market on May 30, 2023. The Holder elected the interest be paid in cash (the “Interest Payment”).

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 31, 2023, the Company and the Holder agreed to amend the Promissory Note (the “Fourth Amendment”) to provide the Holder with limited conversion rights in connection with the Company’s next private placement. Per the terms of the Fourth Amendment, the Holder could elect to convert $2 million of the outstanding principal balance of the Promissory Note into the Units being offered in the private placement at a price per Unit being paid by the investors in the private placement (the “Conversion Right”). On August 1, 2023, the Holder notified the Company of its election to exercise the Conversion Right. As a result, $2 million of the outstanding principal balance of the Promissory Note was converted into 280,505 Units at $7.13 per unit, comprised of an aggregate of (i) 280,505 shares of Series A Convertible Preferred Stock of the Company and (ii) Warrants to purchase an aggregate of 1,402,525 shares of Common Stock with an exercise price of $0.65 per share. The Series A Convertible Preferred Stock acquired by the Holder is initially convertible into 2,805,050 shares of Common Stock. A $3 million principal balance remains outstanding under the Promissory Note after the foregoing conversion. The Company concluded that in accordance with ASC 470-20-40-4, the difference between the fair value of the Preferred Shares and warrants and the carrying value of the portion of the Note being converted should be recognized as an extinguishment. The extinguishment loss of $120,018 is recorded in Other Income/Loss in the Statement of Operations. On November 30, 2023, the Company and the Holder agreed to amend the Promissory Note (the “Fifth Amendment”) to where the Company and the Holder extended the maturity of the Original Note until February 29, 2024. In addition, all interest payable from November 30, 2023 to the Maturity Date was payable and is currently payable by the Company as of November 30, 2023. For the three and six months ended December 31, 2023, discount amortization of $120,013 and $285,036 was charged to interest expense.

For the three and six months ended December 31, 2022, discount amortization of $74,621 and $149,242 was charged to interest expense. The Promissory Note balance, net of discount at December 31, 2023 is $2,940,000.

Finance Agreement —

On November 30, 2023, the Company entered into a premium finance agreement (the “Agreement”) related to insurance, which resulted in a liability and prepaid expense with a principal amount of $906,834 at 7.90% interest per annum, which is reflected on the balance sheet under other current liabilities and prepaid assets and other assets, respectively. The repayment of the Agreement will be made in nine equal monthly installments of $77,127 after a down payment of $235,000. For the three and six months ended December 31, 2023 the Company made payments of $235,000 and $422,183, respectively. For the three and six months ended December 31, 2022, under a similar arrangement, the Company made payments of $300,000 and $466,625, respectively. For the three and six months ended December 31, 2023, the Company recorded total interest expense in the amount of zero and $5,256 related to the Agreement. This amount is reflected in other income and expenses.

Total interest expense recorded for the three and six months ended December 31, 2023, was $274,984 and $454,255, respectively. Interest expense recorded for the three and six months ended December 31, 2022, was $92,892 and $188,477, respectively.

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share, of which 1,000,000 shares have been designated as Series A Convertible Preferred Stock. At December 31, 2023, and June 30, 2023, there were 561,010 and zero shares of Series A Convertible Preferred Stock issued and outstanding.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Voting — Holders of Series A Preferred Stock shall be permitted to vote on all matters required or permitted to be voted on by the holders of Common Stock of the Company and shall be entitled to that number of votes equal to ten votes for the number of shares of Common Stock into which such Holder’s shares of the Preferred Stock could then be converted in accordance with conversion rights.

Dividends — The Company shall pay dividends on shares of Series A Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Preferred Stock.

Liquidation Rights — In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of Shares of Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of Common Stock by reason of their ownership thereof, an amount in cash equal to the aggregate liquidation value of all Shares held by such holder. The Series A Preferred Stock is not participating preferred.

Conversion Rights — On or after the date of issuance, any holder of Series A Preferred Stock shall have the right by written election (a “Series A Election Notice”) to the Company to convert all or any portion of the outstanding Shares of Series A Preferred Stock held by such holder into an aggregate number of shares of Common Stock as is determined by multiplying the number of Shares to be converted by ten (10) (the “Conversion Ratio”).

Common Stock —The Company has 350,000,000 authorized shares of Common Stock, par value $0.0001 per share. At December 31, 2023, and June 30, 2023, there were 67,224,089 and 63,698,144 shares issued and outstanding, respectively.

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

Liquidation Rights — In the event of any liquidation, dissolution, or winding up of affairs of the Company, after payment of all debts and liabilities and preferences to holders of preferred stock, the holders of Common Stock will be entitled to share ratably in the distribution of any of the remaining assets.

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

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

In consideration for entering into the 2023 Purchase Agreement, the Company issued 696,021 shares of Common Stock to Lincoln Park as a commitment fee on June 20, 2023.

During the three and six months ended December 31, 2023, no shares of Common Stock to Lincoln Park were sold under the Purchase Agreement.

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

Common Stock Issuances

Between July 28, 2023 and September 28, 2023, the Company issued 2,000,000 shares of Common Stock for consulting services.

On October 23, 2023 the Company issued 1,000,000 shares of Common Stock for advisory services to Avram Miller, the Company’s board of directors.

On December 4, 2023 the Company issued 525,945 shares of Common Stock pursuant to warrants exercised for cash proceeds of $341,865.

Acquisition of Renovaro Denmark — At December 31, 2023, and June 30, 2023, the Company maintained a reserve of 17,414 shares of Common Stock of the Registrant held in escrow according to Danish law (the “Escrow Shares”), all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Renovaro Denmark held by non-consenting shareholders of Renovaro Denmark on both December 31, 2023, and June 30, 2023, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. There have been 167,639 shares of Common Stock issued to non-consenting shareholders of Renovaro Denmark as of December 31, 2023. During the three and six months ended December 31, 2023, the Company issued zero shares of Common Stock to such non-consenting shareholders of Renovaro Denmark. There is no impact on outstanding shares as these shares are reflected as issued and outstanding.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows in the three months ended December 31, 2023:

Renovaro Inc.
Expected term (in years)	5.0 – 6.5
Volatility	84.33% – 106.60%
Risk free interest rate	3.12% – 4.83%
Dividend yield	0%

The Company recognized stock-based compensation expense related to the options of $465,372 and $1,449,201 for the three and six months ended December 31, 2023, respectively. The Company recognized stock-based compensation expense related to the options of $819,955 and $1,845,963 for the three and six months ended December 31, 2022, respectively. At December 31, 2023, the Company had approximately $1,216,469 of unrecognized compensation cost related to non-vested options.

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

The Company granted options to purchase 16,500 and 366,500 shares of Common Stock to employees with a three-year vesting period during the three and six months ended December 31, 2023, respectively under the 2019 and 2023 Plan. The Company granted options to purchase 178,000 shares of Common Stock to employees with a three-year vesting period during the three and six months ended December 31, 2022, respectively under the 2019 Plan.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

During the three and six months ended December 31, 2023, respectively, the Company granted options to purchase zero shares of Common Stock to employees with a six-month vesting period under the 2023 Plan. During the three and six months ended December 31, 2022, the Company granted options to purchase zero  and 184,800 issued and 18,960 forfeited shares of Common Stock to employees with a six-month vesting period, respectively under the 2019 Plan.

During the three and six months ended December 31, 2023, respectively, the Company granted options to purchase zero shares of Common Stock to employees with a one-year vesting period under the 2023 Plan. During the three and six months ended December 31, 2022, the Company granted options to purchase zero and 73,200 issued and 12,640 forfeited shares of Common Stock to employees with a one-year vesting period, respectively under the 2019 Plan.

During the three and six months ended December 31, 2023, the Company granted options to purchase 124,293 and 343,399 shares of Common Stock, to the Board of Directors and Scientific Advisory Board Members with a one-year vesting period under the 2023 Plan and the 2019 Plan, respectively. During the three and six months ended December 31, 2022, the Company granted options to purchase 159,959 and 210,917 shares of Common Stock, to the Board of Directors and Scientific Advisory Board Members with a one-year vesting period under the 2019 Plan, respectively.

During the three and six months ended December 31, 2023, the Company granted options to purchase zero and 26,000 shares, respectively of Common Stock for Scientific Advisory Board members with immediate vesting under the 2023 Plan. During the three and six months ended December 31, 2022, the Company did not grant options to purchase shares of Common Stock with immediate vesting. During the three and six months ended December 31, 2023, the Company forfeited 7,000 options to purchase shares of Common Stock to a consultant with immediate vesting.

 All of the above options are exercisable at the market price of the Company’s Common Stock on the date of the grant.

 To date the Company has granted options under the 2014, 2019 and 2023 Plans (“Plan Options”) to purchase 6,268,078 shares of Common Stock. At December 31, 2023, the Company has 4,913,616 options available to be issued under the 2023 Plan.

A summary of the status of the Plan Options outstanding at December 31, 2023, is presented below:

	Options Outstanding				Options Exercisable
	Exercise Price Ranges	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$0.45–4.50	1,798,356	8.60	$2.12	883,777	8.01	$2.50
	$4.51–6.50	2,535,360	7.15	$4.89	1,834,769	6.95	$5.01
	$6.51–12.00	796,393	6.69	$8.03	715,283	6.53	$8.01
Total		5,130,110	7.58	$4.41	3,433,830	7.14	$4.99

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Plan Options at December 31, 2023, and changes since July 1, 2023, are presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	4,401,211	$4.78	7.82	$—
Granted	735,899	$2.19
Exercised	—	$—
Forfeited	—	$—
Expired/Canceled	(7,000)	$6.98
Outstanding at end of period	5,130,110	$4.41	7.58	$—
Exercisable at end of period	3,433,830	$4.99	7.14	$1,996,039

At December 31, 2023, the Company had 3,433,830 exercisable Plan Options outstanding. The total intrinsic value of options exercisable at December 31, 2023, was $1,996,039. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) and at December 31, 2023 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the status of the Common Stock Purchase Warrants outstanding at December 31, 2023, is presented below:

	Warrants Outstanding				Warrants Exercisable
	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$0.53	2,359,266	4.49		2,359,266	4.49
	$0.65	2,279,105	3.44		2,279,105	3.44
	$1.14	1,189,036	4.23		1,189,036	4.23
Total		5,827,407	4.03	$0.70	5,827,407	4.03	$0.70

A summary of the warrants outstanding at December 31, 2023, and changes since July 1, 2023, are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period	3,548,302	$0.73	4.80
Granted	2,805,050	$0.65	3.44
Exercised	(525,945)	$0.65	—
Cancelled/Expired	—	$—	—
Outstanding and exercisable at end of period	5,827,407	$0.70	4.03

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2023, the Company had 5,827,407 exercisable Common Stock Purchase Warrants outstanding. The total intrinsic value of options exercisable at December 31, 2023, was $14,385,550. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) and at December 31, 2023 (for outstanding warrants), less the applicable exercise price.

Restricted Stock Awards (RSA)

The Company recognized stock-based compensation expense related to RSAs of $533,856 for the three and six months ended December 31, 2023, respectively. The restricted stock awards are related to a grant of 1,000,000 shares of restricted stock with a 3-year vesting period made to a director as consideration for advisory services, with a total value of $2,760,000. At December 31, 2023, the Company had $2,226,144 of unrecognized stock-based compensation expense remaining to be amortized.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Commitments

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, and amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments until the services were no longer being rendered or the G-Tech Agreement is terminated. As of May 25, 2022, the consultant was no longer able to render services; therefore, no expense was incurred for the three and six months ended December 31, 2023 and 2022.

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

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. The Company paid zero under the HBV License Agreement in the three and six months ended December 31, 2023, and 2022. The Company has filed a claim against the Licensors, which includes certain payments it made related to this license (see Contingencies sub-section below).

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 18, 2021, the Company entered into a Statement of Work and License Agreement (the “License Development Agreement”), by and among the Company, G-Tech and SRI (collectively, the “Licensors”), whereby the Company acquired a perpetual sublicensable, exclusive license (the “Development License”) to research, develop, and commercialize certain formulations which were aimed at preventing and treating pan-coronavirus or the potential combination of the pan-coronavirus and pan-influenza, including the SARS-coronavirus that causes COVID-19 and pan-influenza (the “Prevention and Treatment”).

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

Shares held for non-consenting shareholders – The 17,414 remaining shares of Common Stock related to the Acquisition of Renovaro Denmark have been reflected as issued and outstanding in the accompanying financial statements. There were zero shares of Common Stock issued to such non-consenting stockholders during the three and six months ended December 31, 2023 (see Note 8.)

Service Agreements –The Company maintains employment agreements with certain senior staff in the ordinary course of business.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At the effective time of the Transaction (the “Effective Time”), each ordinary share of GEDi Cube (each, a “GEDi Cube Share”) issued and outstanding as of immediately prior to the Effective Time will be exchanged for (i) shares of Common Stock of the Company (the “Renovaro Shares”) such that the total number of Renovaro Shares issued to the holders of GEDi Cube Shares shall equal approximately 49.9% of the total number of Renovaro Shares outstanding as of the Effective Time, (the “Closing Consideration”) and (ii) additional Renovaro Shares to be issued pro rata to the Sellers upon the exercise or conversion of any of the Company’s derivative securities (subject to certain exceptions) which are outstanding at the Effective Time (the “Pro-rata Shares”).

Each of the Company and GEDi Cube agreed, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited alternative acquisition proposals.

The completion of the Transaction is subject to the satisfaction or waiver of customary closing conditions, including: (i) adoption of the Purchase Agreement by holders of all of the outstanding GEDi Cube Shares, (ii) approval of the issuance of Renovaro Shares in connection with the Transaction by a majority of the votes cast at the shareholder meeting of the Company, (iii) absence of any court order or regulatory injunction prohibiting completion of the Transaction, (iv) subject to specified materiality standards, the accuracy of the representations and warranties of the other party, (v) the authorization for listing of Renovaro Shares to be issued in the Transaction on the Nasdaq, (vi) compliance by the other party in all material respects with its covenants, and (vii) the entry by the parties into a registration rights agreement, to become effective as of the Effective Time, pursuant to which the Company will provide registration rights to the Sellers with respect to (a) the Renovaro Shares issued to the Sellers as Closing Consideration at the Effective Time and (b) any Pro-rata Shares that they receive after the Closing. On January 25, 2024, the Shareholders of Renovaro approved the issuance of Renovaro Shares in connection with the Transaction and the increase in the Company’s authorized shares eligible for issuance from 110,000,000 equity shares to 360,000,000 equity shares, that includes an increase in Common Stock eligible for issuance from 100,000,000 to 350,000,000 shares, and 10,000,000 shares of preferred stock eligible for issuance.

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

On February 13, 2024 (the “Closing Date”), the Company consummated the previously announced acquisition of GEDi Cube and the other transactions contemplated by the Stock Purchase Agreement (collectively, the “Transaction”). As a result of the Transaction, GEDi Cube became a wholly-owned subsidiary of the Company.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice, but the Chow action remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company intends to file a motion to dismiss the amended complaint, but expresses no opinion as to the likelihood of a favorable outcome.

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

On October 21, 2022, the Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Serhat Gümrükcü, William Anderson Wittekind (“Wittekind”), G Tech Bio LLC (“G Tech”), SG & AW Holdings, LLC, and Seraph Research Institute (“SRI”) (collectively, the “Defendants”). The Complaint alleges that the Defendants engaged in a “concerted, deliberate scheme to alter, falsify, and misrepresent to the Company the results of multiple studies supporting its Hepatitis B and SARS-CoV-2/influenza pipelines.” Specifically, “Defendants manipulated negative results to reflect positive outcomes from various studies, and even fabricated studies out of whole cloth.” As a result of the Defendants’ conduct, the Company claims that it “paid approximately $25 million to Defendants and third-parties that it would not otherwise have paid.” On April 21, 2023, defendants Wittekind, G Tech, SG & AW Holdings, LLC, and SRI filed a demurrer with respect to some, but not all, of the Company’s claims, as well as a motion to strike. On September 6, 2023, the court denied in part and granted in part the pending motions. On September 7, 2023, the court entered a case management order setting the final status conference, trial, and other intervening deadlines.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 4, 2023, the Defendants answered the Company’s First Amended Complaint and G Tech and SRI filed a Cross-Complaint. In the Cross-Complaint, G Tech and SRI seek declaratory and injunctive relief related to certain agreements between G Tech, SRI, and the Company, including, inter alia, a declaration that the Framework Agreement, effective as of November 15, 2019, the Statement of Work & License Agreement, effective as of January 31, 2020, and the Statement of Work and License Agreement for Influenza and Coronavirus Indications, effective as of April 18, 2021, have been terminated and the Company has no rights to any license under such agreements. The Company denies these allegations and intends to vigorously defend against the cross claims while pursuing its claims against the Defendants.

On March 1, 2021, the Company’s former Chief Financial Officer, Robert Wolfe and his company, Crossfield, Inc., filed a Complaint in the U.S. District Court for the District of Vermont against the Company, Renovaro Biosciences Denmark ApS, and certain directors and officers. In the Complaint, Mr. Wolfe and Crossfield, Inc. asserted claims for abuse of process and malicious prosecution, alleging, inter alia, that the Company lacked probable cause to file and prosecute an earlier action, and sought millions of dollars of compensatory damages, as well as punitive damages. The allegations in the Complaint relate to an earlier action filed by the Company and Renovaro Biosciences Denmark ApS in the Vermont Superior Court, Orange Civil Division. On March 3, 2022, the Court partially granted the Company’s motion to dismiss, dismissing the abuse of process claim against all defendants and all claims against Mark Dybul and Henrik Grønfeldt-Sørensen. On November 29, 2022, the Company filed a motion for summary judgment with respect to the sole remaining claim of malicious prosecution. On August 24, 2023, the Court denied the motion for summary judgment. On September 7, 2023, the Company moved for reconsideration of the Court’s order, which the Court denied on December 4, 2023. The Company denies the allegations set forth in the Complaint and will continue to vigorously defend against the remaining claim.

On June 7, 2023, Weird Science LLC (“Weird Science”), Wittekind, the William Anderson Wittekind 2020 Annuity Trust, the William Anderson Wittekind 2021 Annuity Trust, the Dybul 2020 Angel Annuity Trust, and the Ty Mabry 2021 Annuity Trust (collectively, the “Trusts”) (collectively, “Plaintiffs”) filed a Verified Complaint against the Company in the Court of Chancery of Delaware. Plaintiffs allege that the Company breached the February 16, 2018 Investor Rights Agreement between the Company, Weird Science, and RS Group ApS (the “Investor Rights Agreement”). According to the Verified Complaint, the Investor Rights Agreement required the Company to (i) notify all “Holders” of “Registrable Securities” at least 30 days prior to filing a registration statement and (ii) afford such Holders an opportunity to have their Registrable Securities included in such registration statement. Plaintiffs allege that the Company breached these registration rights by failing to provide the required notice in connection with S-3 registration statements filed by the Company on July 13, 2020 and February 11, 2022. Plaintiffs seek compensatory damages, pre- and post-judgment interest, costs, and attorneys’ fees. The Company moved to dismiss the Verified Complaint on September 15, 2023.

On December 4, 2023, in lieu of opposing the motion to dismiss, Plaintiffs filed a Verified First Amended Complaint (“FAC”). In the FAC, Plaintiffs assert claims against the Company and others for purported breaches of the Investor Rights Agreement, fraud, tortious interference with a contract, and breaches of fiduciary duty. Plaintiffs seek compensatory, exemplary, and punitive damages, as well as certain declaratory relief, specific performance, and pre- and post-judgment interest, costs, and attorneys’ fees. The Company filed a motion to dismiss the FAC on December 18, 2023. The Company denies Plaintiffs’ allegations and intends to vigorously defend against the claim.

RENOVARO INC. AND SUBSIDIARIES
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

On January 23, 2024, Weird Science and Wittekind filed a shareholder derivative action in the United States District Court for the Central District of California against certain officers, directors, and investors of the Company, as well as other defendants. The Verified Stockholder Derivative Complaint (“Derivative Complaint”) alleges, among other claims, violations of Section 13(d) and 14(a) and Rules 10b-5(a), 10b-5(c) and 14a-9 of the Exchange Act of 1934. The Derivative Complaint also includes claims of breach of fiduciary duty, corporate waste, unjust enrichment, and contribution/indemnification. Weird Science and Wittekind seek unspecified compensatory, exemplary and punitive damages and certain injunctive relief. Simultaneously with the Derivative Complaint, Weird Science and Wittekind filed an emergency Ex Parte Application for Temporary Restraining Order (“Application”) asking the Court to enjoin a special meeting of the Company’s stockholders noticed for January 25, 2024. As the basis for the Application, Weird Science and Wittekind recited many of the same allegations as in the Derivative Complaint. The Court denied the Application on January 24, 2024. The Company denies the allegations in the Derivative Complaint and intends to vigorously defend against the claims asserted therein.

NOTE 10 — RELATED PARTY TRANSACTIONS

On November 3, 2023, the Company entered into an agreement to purchase 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000. The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the Note. The Note bears an interest rate of 12% per annum and shall mature on January 1, 2024 (the “Maturity Date”). The Company is required to pay interest on the maturity date (see Note 7.) Pursuant to the Company’s Related Party Policy and Rule 5630 of the Nasdaq Stock Market, the Audit Committee reviewed the Promissory Note and its terms and unanimously approved the transaction.

On August 1, 2023, RS Bio ApS, a Danish entity (“RS Bio”), purchased in the Private Placement 70,126 of the Company’s Units at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $500,000. Mr. Rene Sindlev, the Chairman of the Company’s Board of Directors, holds the sole voting and disposition power of the shares owned by RS Bio. The Board of Directors (excluding Mr. Sindlev) approved the participation of certain officers and directors of the Company in the Private Placement on identical terms as the other investors of the Private Placement (see Note 8.)

On August 1, 2023, Paseco ApS, a Danish entity, in connection with the Private Placement, converted $2,000,000 of its Promissory Note into 280,505 of the Company’s Units at a price per Unit equal to $7.13. In addition, Paseco ApS purchased in the Private Placement 63,114 of the Company’s Units at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $450,000. As a result of participation in the Private Placement, Paseco ApS was deemed to be an affiliate of the Company (see Note 7.)

The Company currently has a consulting agreement with Paseco for business advisory services since December of 2019. For the three and six months ended December 31, 2023 the Company issued zero and 1,000,000 restricted common shares in lieu of services.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 10, 2023, the Board of Directors of the Company (the “Board”) appointed Avram Miller to the Board, effective October 11, 2023, to fill a vacancy. Mr. Miller will serve until the Company’s 2024 Annual Meeting of Stockholders subject to this re-election or until his successor has been duly elected and qualified. In addition to Mr. Miller’s appointment to the Board, Mr. Miller, the co-founder of Intel Capital, entered into an advisory agreement with the Company (the “Advisory Agreement”), pursuant to which Mr. Miller will provide advice to the Board and the Company on various matters including strategic opportunities, capital allocation, business development, minority investments and licensing arrangements, among others. As compensation for these services, the Company will issue Mr. Miller 1,000,000 shares of restricted stock, 166,667 of which will vest in 2024, 444,444 will vest in 2025, and 388,889 will vest in 2026, subject to Mr. Miller’s continued service through each applicable vesting date.

NOTE 11 — SUBSEQUENT EVENTS

On January 1, 2024, the Company entered into an amendment with RS Bio for the November 3, 2023, $1,000,000 Note Payable bridge loan to extend the maturity date until March 1, 2024. All other terms of the bridge loan remain the same.

On January 2, 2024, the Company entered into an agreement with RS Bio to purchase a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315. The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The Note bears an interest rate of 12% per annum and shall mature on March 1, 2024 (the “Maturity Date”). The Company is required to pay interest on the maturity date. Pursuant to the Company’s Related Party Policy and Rule 5630 of the Nasdaq Stock Market, the Audit Committee reviewed the Promissory Note and its terms and unanimously approved the transaction.

On January 11, 2024, the Company entered into an amendment with one of the investors of the 2023 Notes whereas the conversion terms were amended to provide for optional conversion at a conversion price of $3.38 per share. All other terms of the Promissory Note remained the same. On that same day, the Company entered into a Subscription Agreement with the investor to purchase a Convertible Promissory Note (the “2024 Notes”) in the amount of $460,000. The 2024 Notes bear an interest rate of 12% per annum and shall mature on January 11, 2025. The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the Issue Date prior to the maturity of the Notes. Notwithstanding the immediately foregoing, at the option of the Holder, interest may accrue on this Note on a quarterly basis. The 2024 Notes are convertible either at the option of the Holder or automatically upon maturity into shares of the Company’s Common Stock at the Note Conversion Price of $3.38. The Company may prepay the Note at any time.

On January 12, 2024, the Company entered into Subscription Agreements with an investor (the “Investor”) to purchase Convertible Promissory Notes for an aggregate principal amount of $125,000. The Company received a total of $125,000 in gross proceeds. The Notes bear an interest rate of 12% per annum and shall mature on December 29, 2024 (the “Maturity Date”). The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the Issue Date prior to the maturity of the Notes.

On January 24, 2024, the Company entered into a Promissory Note (“Notes Receivable”) in the amount of $143,000, to GEDi Cube Intl Ltd. (“Issuer”) to use towards operational expenses. Pursuant to the Notes, the Issuer promised to pay the Company the outstanding principal and related accrued interest at a rate of 12% per annum on the maturity date of July 24, 2024.

On February 1, 2024, the Company filed a Certificate of Amendment of Certificate of Incorporation in accordance with the provisions of Sections 242 and 228 of the General Corporation Law of the State of Delaware (the “DGCL” whereby it amends the total number of shares of capital stock which the Company shall have the authority to issue to issue is three hundred sixty million (360,000,000). These shares shall be divided into two classes with three hundred fifty million (350,000,000) shares designated as common stock at $.0001 par value (the “Common Stock”) and ten million (10,000,000) shares designated as preferred stock at $.0001 par value (the “Preferred Stock”.)

On February 5, 2024, the Company entered into an agreement with RS Bio to purchase a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263. The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The Note bears an interest rate of 12% per annum and shall mature on March 1, 2024 (the “Maturity Date”).

On February 12, 2024, the Company entered into amendments with GEDi Loans related to the Notes Receivable outstanding at 12/31/2023 to extend the maturity dates to August 11, 2024 and August 18, 2024 (see Note 3.)

On February 13, 2024 (the “Closing Date”), the Company consummated the previously announced acquisition of GEDi Cube and the other transactions contemplated by the Stock Purchase Agreement (collectively, the “Transaction”). As a result of the Transaction, GEDi Cube became a wholly-owned subsidiary of the Company.

Pursuant to the Stock Purchase Agreement, as of the Closing Date, the Company acquired all the issued and outstanding equity interests of GEDi Cube owned by the Sellers as of the Closing Date (each, a “GEDi Cube Share” and, collectively, the “GEDi Cube Shares”) in exchange for which each Seller was entitled to receive (i) as of the Closing Date, such Seller’s pro rata percentage of an aggregate of 70,834,183 shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”), which represents the 67,224,089 shares of Common Stock issued and outstanding as of the Closing Date (minus (a) 1 million shares of Common Stock previously issued to a consultant assisting with the Transaction and (b) 1 million shares of Common Stock previously issued to Avram Miller, a director of the Company, pursuant to his Advisory Agreement, dated October 11, 2023, by and between Mr. Miller and the Company) (the “Closing Consideration”) plus 5,610,100 shares of Common Stock representing the Seller’s Earnout Shares (defined below) resulting from the automatic conversion of the Company’s Series A Convertible Preferred and, (ii) following the Closing Date, such Seller’s pro rata percentage of the shares of Common Stock (the “Earnout Shares” and, together with the Closing Consideration, the “Exchange Consideration”) to be issued to the Sellers upon the exercise or conversion of any of the Company’s derivative securities (subject to certain exceptions) that are outstanding at the Closing Date (the “Closing Derivative Securities”). Each Seller’s pro rata percentage of the Exchange Consideration is equal to the ratio of the aggregate number of GEDi Cube Shares owned by such Seller divided by the aggregate number of GEDi Cube Shares issued and outstanding, in each case, as of the Closing Date. No fractional shares of Common Stock were or will be issued in the Exchange Consideration, and no cash was or will be issued in exchange therefore. Any fractional share of Common Stock that a Seller would otherwise be entitled to receive is rounded down to the nearest whole share.

As discussed above, pursuant to the Stock Purchase Agreement, upon the closing of the Transaction, the Company issued 70,834,183 unregistered, restricted shares of Common Stock as the Closing Consideration to the Sellers, which shares were not registered under the Securities Act in reliance on the private offering exemption from the registration requirements of the Securities Act, including Section 4(a)(2) of the Securities Act or Rule 506 of Regulation D promulgated under the Securities Act, and Regulation S under the Securities Act, as applicable. The Company made this determination based on its receipt from the Sellers of representations and warranties supporting the Company’s reliance on such exemptions.

As a result of the issuance of the Closing Consideration on the Closing Date and based on the number of shares of Common Stock outstanding as of the Closing Date, the Sellers hold approximately 49% of the issued and outstanding shares of Common Stock immediately following the closing of the Transaction and the conversion of the Series A Convertible Preferred Stock.

In connection with the closing of the Transaction, on February 13, 2024, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment of Certificate of Incorporation to change its corporate name from “Renovaro Biosciences Inc.” to “Renovaro Inc.”, effective immediately.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of Renovaro Inc. (“Renovaro,” and together with its subsidiaries, the “Company”, “we” or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on October 2, 2023. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of the business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Over the past several years, Renovaro has evolved from a company with a single product candidate as a potential cure for HIV (RENB-HV01), adding two additional pipeline candidates for HIV (RENB-HV12 and RENB-HV21), a pipeline for Hepatitis B Virus (HBV) (RENB-HB01), and with a significant expansion into cancer immune therapies to address high unmet needs from difficult-to-treat solid tumors (RENB-DC11.)

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

Cell Therapy enabling technology

In addition to the platform described above, Renovaro has an innovative gene therapy approach to enhance the selection and engraftment (uptake) of cells carrying therapeutic attributes. Enhanced uptake or engraftment could play a critical role in some cases to increase the likelihood of therapeutic benefit. This technology was initially developed for autologous cell therapy from a person living with HIV, and genetically modifying those cells so they cannot be infected with most variants of HIV, plus a gene modification to enhance uptake. We have sublicensed under a profit-sharing agreement our technology to potentially increase engraftment for use in CAR-T therapy as a potential cure for HIV.

HBV Gene Therapy

Renovaro Inc. is exploring various approaches for gene therapy design elements to potentially eliminate virus-infected cells with an innovative molecular mechanism that co-opts the virus’ machinery to induce the death of infected cells rather than reproducing and causing more infection to exacerbate disease.

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

Renovaro Inc. has initiated a collaboration with Dr. Anahid Jewett from UCLA to study further the in vitro and in vivo effectiveness of the approach in pancreatic cancer. Dr. Jewett created an innovative pancreatic cancer mouse model that comprises the human immune system repertoire in combination with implanted human cancer cells. Multiple experiments in different humanized mouse models are consistently showing with only one cycle of therapy – in humans five to ten are likely - what Dr. Jewett calls “the Holy Grail of cancer research”:

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

Renovaro Inc. is developing RENB-HV12 that utilizes a novel cellular and immunotherapy approach that could potentially provide therapeutic vaccines for HIV. A non-human study of the therapeutic vaccine in primates at the Fred Hutchinson Cancer Research Center is ongoing. Animals began receiving the first injections of the potential therapeutic vaccine in August, 2022. Preliminary results assessment may potentially be available in the second half of 2023. A Pre-IND request could be submitted in the second half of 2024, with IND submission and the beginning of Phase I clinical trials by mid- to end-2025.

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

RENB-HV01 was sub-licensed to Caring Cross with a profit share arrangement. Caring Cross is developing a CAR-T approach that they believe, when combined with Renovaro ALDH gene modification, could enhance engraftment of their CAR-T cell therapy and enhance their likelihood of success.

RENB-HV21: Immunotherapy with Allogeneic NK/GDT Cells

Allogeneic Cell Therapy Platform - Pre-IND conducted - Advanced Pre-Clinical with Human Data through a Collaboration

We are also exploring RENB-HV21, an innovative treatment for HIV with allogeneic Natural Killer (NK) and Gamma Delta T-Cells (GDT). It is believed that the GDT cells, a small subset of immune cells that can be infected with HIV, could both be infected by, and be a key factor in controlling the virus. The initial scientific findings were presented during the American Society of Gene & Cell Therapy (ASCGT) Annual Meeting in 2021. Renovaro Inc. has an exclusive license to use the underlying patent to develop RENB-HV21 for potential treatment or cure of HIV. A successful investigator-initiated Pre-IND was completed in October 2021. However, due to a shift in priorities to the Oncology pipeline, Renovaro does not plan to pursue the IND and potential clinical trial in the medium- to long-term.

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

Corporate History

We were incorporated under the laws of the State of Delaware on January 18, 2011, under the name Putnam Hills Corp. and in 2014 we merged with and changed our name to DanDrit Biotech USA, Inc. In 2018, we acquired Enochian Biopharma and changed our name to Enochian BioSciences Inc. In August 2023, the Company changed its corporate name from Enochian Biosciences Inc. to Renovaro Biosciences Inc. On February 13, 2024, the Company changed its corporate name from Renovaro Biosciences Inc. to Renovaro Inc.

Going Concern and Management’s Plans

The financial statements included elsewhere herein for the period ended December 31, 2023, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of December 31, 2023, we had cash and cash equivalents of $243,980, an accumulated deficit of $257,733,402 and a working capital deficit of $11,355,216 and total liabilities of $14,422,584. We have incurred losses from continuing operations, have used cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

On September 28, 2023, the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with GEDi Cube Intl Ltd., a private company formed under the laws of England and Wales (“GEDi Cube”). Upon the terms and subject to the conditions set forth in the Purchase Agreement, the Company will acquire 100% of the equity interests of GEDi Cube from its equity holders (the “Sellers”) and GEDi Cube will become a wholly-owned subsidiary of the Company (the “Transaction”). On September 28, 2023, the board of directors of the Company, and the board of managers of GEDi Cube unanimously approved the Purchase Agreement (see Note 9.) On January 25, 2024, the Company held a Special Shareholders’ Meeting, during which the shareholders approved the issuance of the Company’s common stock to the Sekkers and the requisite increase in the amount of the Company’s authorized common stock. The Company is working with the GEDi Cube to close the transaction.

Results of Operations for the three and six months ended December 31, 2023, compared to the three and six months ended December 31, 2022

The following table sets forth our revenues, expenses and net loss for the three and six months ended December 31, 2023 and 2022. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended					For the Six Months Ended
	December 31,		Increase/(Decrease)			December 31,		Increase/(Decrease)
	2023	2022	$	%		2023	2022	$	%
Operating Expenses
General and administrative	$3,616,392	$4,013,063	$(396,671)	(1	0)%	$11,906,602	$8,569,903	$3,336,699	39%
Research and development	620,521	325,959	294,562	90%		1,187,165	2,931,334	(1,744,169)	(60)%
Depreciation and amortization	33,162	28,844	4,318	15%		60,422	57,245	3,177	6%
Total Operating Expenses	4,270,075	4,367,866	(97,791)	(2)%		13,154,189	11,558,482	1,595,707	14%
LOSS FROM OPERATIONS	(4,270,075)	(4,367,866)	97,791	(2)%		(13,154,189)	(11,558,482)	(1,595,707)	14%
Other Income (Expenses)
Loss on extinguishment of debt	—	—	—	0%		(120,018)	—	(120,018)	100%
Loss on extinguishment of contingent consideration liability	—	—	—	0%		—	(419,182)	419,182	(100)%
Interest expense	(274,984)	(92,892)	(182,092)	196%		(454,255)	(188,477)	(265,778)	141%
Interest and other income	15,938	3,010	12,928	430%		24,313	8,633	15,680	182%
Total Other Income (Expenses)	(259,046)	(89,882)	(169,164)	188%		(549,960)	(599,026)	49,066	(8)%
NET LOSS	$(4,529,121)	$(4,457,748)	$(71,373)	2%		$(13,704,149)	$(12,157,508)	$(1,546,641)	13%

Revenues

We are a pre-revenue, pre-clinical biotechnology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the three months ended December 31, 2023 and 2022, were $4,270,075 and $4,367,866 respectively, representing a decrease of $97,791 or approximately 2%. The decrease in operating expenses primarily relates to the decrease in general and administrative expenses of $396,671 partially offset by the increase in research and development expenses of $294,562.

Our operating expenses for the six months ended December 31, 2023 and 2022, were $13,154,189 and $11,558,482 respectively, representing an increase of $1,595,707, or approximately 14%. The increase in operating expenses primarily relates to the increase in general and administrative expenses of $3,336,699 partially offset by the decrease in research and development expenses of $1,744,169.

General and administrative expenses for the three months ended December 31, 2023, and 2022, were $3,616,392 and $4,013,063, respectively, representing a decrease of $396,671 or approximately 10%. The variance is related to a decrease in legal expenses of $453,934, compensation and related expenses of $353,309, and accounting fees of $133,819, partially offset by an increase in investor relations expenses of $142,183, marketing expenses of $100,183, filing fees of $62,243 and insurance expenses of $60,525.

General and administrative expenses for the six months ended December 31, 2023, and 2022, were $11,906,602 and $8,569,903, respectively, representing an increase of $3,336,699 or approximately 39%. The variance is related to an increase in non-cash consulting fees of $4,470,000, investor relations expenses of $241,051, insurance expenses of $178,836, and marketing expenses of $121,183, partially offset by a decrease in compensation and related expenses of $970,649 and legal expenses of $859,497.

Research and development expenses for the three months ended December 31, 2023, and 2022, were $620,521 and $325,959, respectively, representing an increase of $294,562 or approximately 90%. The variance is primarily driven by an increase of $129,990 in consumables related to pre-clinical testing and $104,628 in consulting expenses related to regulatory and outsourced consultants.

Research and development expenses for the six months ended December 31, 2023, and 2022, were $1,187,165 and $2,931,334, respectively, representing a decrease of $1,744,169 or approximately 60%. The variance is primarily driven by a decrease of $2,188,807 in collaborating partner expenses with CDMO and CROs related to discontinued product candidates, partially offset by an increase in consumables of $239,619 and consulting expenses of $200,655.

The Company recorded other expense of $259,046 for the three months ended December 31, 2023, compared to other expense of $89,882 for the three months ended December 31, 2022, representing an increase in other expense of $169,164 or 188%. The variance is primarily due to an increase of $182,092 in interest expense related to the convertible promissory notes and other notes entered into in the current period.

The Company recorded other expense of $549,960 for the six months ended December 31, 2023, compared to other expense of $599,026 for the six months ended December 31, 2022, representing a decrease in other expense of $49,066 or 8%. The variance is primarily due to the loss on extinguishment of contingent consideration liability of 419,182 in the prior period, partially offset by an increase of $265,778 in interest expense and by the loss on extinguishment of debt of $120,018 in the current period.

Net Loss

Net loss for the three months ended December 31, 2023, and 2022, was $4,529,121 and $4,457,748, respectively, representing an increase in net loss of $71,373 or approximately 2%. The increase in net loss was primarily due to a decrease in general and administrative expenses of $396,671, partially offset by an increase in research and development expenses of $294,562 and $182,092 of additional interest expense.

Net loss for the six months ended December 31, 2023, and 2022, was $13,704,149 and $12,157,508, respectively, representing an increase in net loss of $1,546,641 or approximately 13%. The increase in net loss was primarily due to an increase in general and administrative expenses of $3,336,699, partially offset by a decrease in research and development expenses of $1,744,169.

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

As noted above under the heading “Going Concern and Management’s Plans,” through December 31, 2023, we have incurred substantial losses. We will need additional funds for (a) research and development, (b) increases in personnel, and (c) the purchase of equipment, specifically to advance towards an Investigational New Drug Application (IND) following Pre-IND readouts from the FDA for RENB-DC11, RENB-HV12, RENB-HV01, RENB-HV21 and RENB-HB01. The availability of any required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are currently involved or in the future may be involved could adversely affect our liquidity and financial position. We may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of December 31, 2023, the Company had $243,980 in cash and working capital of $(11,355,216) as compared to $1,874,480 in cash and working capital of $(8,457,693) as of June 30, 2023, a decrease of 87% and 34%, respectively.

Assets

Total assets at December 31, 2023, were $58,018,120 compared to $58,300,796 as of June 30, 2023. The decrease in total assets was primarily due to the decrease in cash of $1,630,500, partially offset by increases in notes receivable of $1,073,625 and prepaids and other assets of $394,620.

Liabilities

Total liabilities at December 31, 2023, were $14,422,584 compared to $11,798,685 as of June 30, 2023. The increase in total liabilities was primarily related to increases of $2,569,379 in convertible notes payable, net of discount, $484,651 in other current liabilities and $281,095 in accounts payable, partially offset by a decrease of $684,947 in notes payable, net of discount.

The following is a summary of the Company’s cash flows (used in) or provided by operating, investing, and financing activities:

	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022
Net Cash Used in Operating Activities	$(5,923,830)	$(6,205,145)
Net Cash Used in Investing Activities	(1,115,209)	(23,633)
Net Cash Provided by Financing Activities	5,409,682	1,158,375
Effect of exchange rates on cash	(1,143)	17,157
Change in Cash and Cash Equivalents	$(1,630,500)	$(5,053,246)

Cash Flows

Cash used in operating activities for the six months ended December 31, 2023, and 2022 was ($5,923,830) and ($6,205,145), respectively. Cash used in operating activities during the current period primarily related to the next loss including $1,187,165 in research and development expenses for CDMO and CRO costs, along with approximately $5,554,634 in general and administrative expenses, net of non-cash items, partially offset by an increase in accounts payable of $281,095 due to the timing of cash payments and a $516,296 increase in prepaid expenses.

Cash used in investing activities for the six months ended December 31, 2023, and 2022 was ($1,115,209) and ($23,633), respectively. Cash used in investing activities during the current period related to the issuance of notes receivable totaling $1,050,000 in principal and $23,625 of interest accrued as of December 31, 2023 (see Note 3.)

Cash provided by financing activities for the six months ended December 31, 2023, was $5,409,682 as compared to cash provided by financing activities of $1,158,375 during the six months ended December 31, 2022. During the six months ended December 31, 2023, the Company received net proceeds of $3,490,000 from issuance of promissory notes, $2,000,000 from a private placement and $341,865 from Common Stock warrants exercised, that were partially offset by $422,183 in repayment of a finance agreement.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company and used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiency is attributed to the Company not having adequate resources to address complex accounting matters. This control deficiency will be monitored, and attention will be given to this matter as we grow.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed above. We expect to be deficient in our disclosure controls and procedures until sufficient capital is available to hire the appropriate internal accounting staff.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended December 31, 2023, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice, but the Chow action remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company intends to file a motion to dismiss the amended complaint but expresses no opinion as to the likelihood of a favorable outcome.

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

On October 21, 2022, the Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Serhat Gümrükcü, William Anderson Wittekind (“Wittekind”), G Tech Bio LLC (“G Tech”), SG & AW Holdings, LLC, and Seraph Research Institute (“SRI”) (collectively, the “Defendants”). The Complaint alleges that the defendants engaged in a “concerted, deliberate scheme to alter, falsify, and misrepresent to the Company the results of multiple studies supporting its Hepatitis B and SARS-CoV-2/influenza pipelines.” Specifically, “Defendants manipulated negative results to reflect positive outcomes from various studies, and even fabricated studies out of whole cloth.” As a result of the Defendants’ conduct, the Company claims that it “paid approximately $25 million to Defendants and third-parties that it would not otherwise have paid.” On April 21, 2023, defendants Wittekind, G Tech, SG & AW Holdings, LLC, and SRI filed a demurrer with respect to some, but not all, of the Company’s claims, as well as a motion to strike. On September 6, 2023, the Court denied in part and granted in part the pending motions. On September 7, 2023, the Court entered a case management order setting the final status conference, trial, and other intervening deadlines.

On December 4, 2023, the Defendants answered the Company’s First Amended Complaint and G Tech and SRI filed a Cross-Complaint. In the Cross-Complaint, G Tech and SRI seek declaratory and injunctive relief related to certain agreements between G Tech, SRI, and the Company, including, inter alia, a declaration that the Framework Agreement, effective as of November 15, 2019, the Statement of Work & License Agreement, effective as of January 31, 2020, and the Statement of Work and License Agreement for Influenza and Coronavirus Indications, effective as of April 18, 2021, have been terminated and the Company has no rights to any license under such agreements. The Company denies these allegations and intends to vigorously defend against the cross claims while pursuing its claims against the Defendants.

On March 1, 2021, the Company’s former Chief Financial Officer, Robert Wolfe and his company, Crossfield, Inc., filed a Complaint in the U.S. District Court for the District of Vermont against the Company, Renovaro Biosciences Denmark ApS, and certain directors and officers. In the Complaint, Mr. Wolfe and Crossfield, Inc. asserted claims for abuse of process and malicious prosecution, alleging, inter alia, that the Company lacked probable cause to file and prosecute an earlier action, and sought millions of dollars of compensatory damages, as well as punitive damages. The allegations in the Complaint relate to an earlier action filed by the Company and Renovaro Biosciences Denmark ApS in the Vermont Superior Court, Orange Civil Division. On March 3, 2022, the Court partially granted the Company’s motion to dismiss, dismissing the abuse of process claim against all defendants and all claims against Mark Dybul and Henrik Grønfeldt-Sørensen. On November 29, 2022, the Company filed a motion for summary judgment with respect to the sole remaining claim of malicious prosecution. On August 24, 2023, the Court denied the motion for summary judgment. On September 7, 2023, the Company moved for reconsideration of the Court’s order, which the Court denied on December 4, 2023. The Company denies the allegations set forth in the Complaint and will continue to vigorously defend against the remaining claim.

On June 7, 2023, Weird Science LLC (“Weird Science”), Wittekind, the William Anderson Wittekind 2020 Annuity Trust, the William Anderson Wittekind 2021 Annuity Trust, the Dybul 2020 Angel Annuity Trust, and the Ty Mabry 2021 Annuity Trust (collectively, the “Trusts”) (collectively, “Plaintiffs”) filed a Verified Complaint against the Company in the Court of Chancery of Delaware. Plaintiffs allege that the Company breached the February 16, 2018 Investor Rights Agreement between the Company, Weird Science, and RS Group ApS (the “Investor Rights Agreement”). According to the Verified Complaint, the Investor Rights Agreement required the Company to (i) notify all “Holders” of “Registrable Securities” at least 30 days prior to filing a registration statement and (ii) afford such Holders an opportunity to have their Registrable Securities included in such registration statement. Plaintiffs allege that the Company breached these registration rights by failing to provide the required notice in connection with S-3 registration statements filed by the Company on July 13, 2020 and February 11, 2022. Plaintiffs seek compensatory damages, pre- and post-judgment interest, costs, and attorneys’ fees. The Company moved to dismiss the Verified Complaint on September 15, 2023.

On December 4, 2023, in lieu of opposing the motion to dismiss, Plaintiffs filed a Verified First Amended Complaint (“FAC”). In the FAC, Plaintiffs assert claims against the Company and others for purported breaches of the Investor Rights Agreement, fraud, tortious interference with a contract, and breaches of fiduciary duty. Plaintiffs seek compensatory, exemplary, and punitive damages, as well as certain declaratory relief, specific performance, and pre- and post-judgment interest, costs, and attorneys’ fees. The Company filed a motion to dismiss the FAC on December 18, 2023. The Company denies Plaintiffs’ allegations and intends to vigorously defend against the claim.

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

On January 23, 2024, Weird Science and Wittekind filed a shareholder derivative action in the United States District Court for the Central District of California against certain officers, directors, and investors of the Company, as well as other defendants. The Verified Stockholder Derivative Complaint (“Derivative Complaint”) alleges, among other claims, violations of Section 13(d) and 14(a) and Rules 10b-5(a), 10b-5(c) and 14a-9 of the Exchange Act of 1934. The Derivative Complaint also includes claims of breach of fiduciary duty, corporate waste, unjust enrichment, and contribution/indemnification. Weird Science and Wittekind seek unspecified compensatory, exemplary and punitive damages and certain injunctive relief. Simultaneously with the Derivative Complaint, Weird Science and Wittekind filed an emergency Ex Parte Application for Temporary Restraining Order (“Application”) asking the Court enjoin a special meeting of the Company’s stockholders notice for January 25, 2024. As the basis for the Application, Weird Science and Wittekind recited many of the same allegations as in the Derivative Complaint. The Court denied the Application on January 24, 2024. The Company denies the allegations in the Derivative Complaint and intends to vigorously defend against the claims asserted therein.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended**

4.1	Form of 5% Original Issue Discount Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 10, 2023)

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 10, 2023)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2024	RENOVARO INC.

	By:	/s/ Mark Dybul
Mark Dybul
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Luisa Puche
Luisa Puche
Chief Financial Officer
(Principal Financial and Accounting Officer)