Form 10-Q
period 2024-03-31
RENOVARO INC.
filed 2024-05-15
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the number of shares of the registrant’s Common Stock outstanding was 147,504,944.

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

The results for the period ended March 31, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2023, filed with the Securities and Exchange Commission on October 2, 2023.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$312,697	$1,874,480
Prepaids and other assets	907,218	690,925
Total Current Assets	1,219,915	2,565,405

Property and equipment, net	488,915	508,989

OTHER ASSETS:
Definite life intangible assets, net	31,042	39,676
Indefinite life intangible assets	44,945,255	42,611,000
Goodwill	164,186,852	11,640,000
Deposits and other assets	21,742	21,741
Operating lease right-of-use assets	1,385,619	913,985
Total Other Assets	210,570,510	55,226,402

TOTAL ASSETS	$212,279,340	$58,300,796

LIABILITIES
CURRENT LIABILITIES:
Accounts payable – trade	$7,990,631	$5,296,823
Accrued expenses	3,754,976	723,173
Other current liabilities	519,427	184,733
Contingent consideration liability, current (Note 3)	1,006,438	—
Current portion of operating lease liabilities	483,226	193,422
Notes payable, net	3,418,621	4,624,947
Convertible notes payable	3,700,694	—
Total Current Liabilities	20,874,013	11,023,098

NON-CURRENT LIABILITIES:

Operating lease liabilities, net of current portion	970,353	775,587
Contingent consideration liability, noncurrent (Note 3)	19,064,562	—
Deferred tax liability	2,774,856	—
Total Non-Current Liabilities	22,809,771	775,587
Total Liabilities	43,683,784	11,798,685

Commitments and Contingencies (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at March 31, 2024 and June 30, 2023	—	—
Common Stock, par value $0.0001, 350,000,000 shares authorized, 147,488,598 shares issued and outstanding at March 31, 2024, and 63,698,144 shares issued and outstanding at June 30, 2023	14,750	6,371
Additional paid-in capital	442,304,652	290,554,875
Accumulated deficit	(274,757,816)	(244,029,253)
Accumulated other comprehensive income (loss)	1,033,970	(29,882)
Total Stockholders’ Equity	168,595,556	46,502,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$212,279,340	$58,300,796

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Operating Expenses
General and administrative	$7,652,379	$3,796,057	$19,558,981	$12,365,960
Research and development	1,087,156	239,137	2,274,321	3,170,471
Intangible asset impairment (Note 5)	8,421,000	—	8,421,000	—
Depreciation and amortization	30,305	28,242	90,727	85,487
Total Operating Expenses	17,190,840	4,063,436	30,345,029	15,621,918

LOSS FROM OPERATIONS	(17,190,840)	(4,063,436)	(30,345,029)	(15,621,918)

Other Income (Expense)

Change in fair value of contingent consideration (Note 3)	486,500	—	486,500	—
Loss on extinguishment of debt	—	—	(120,018)	—
Loss on extinguishment of contingent consideration liability	—	—	—	(419,182)
Interest expense	(303,802)	(122,289)	(758,057)	(310,766)
Interest and other income (expense)	(16,272)	(142,571)	8,041	(133,938)
Total Other Income (Expense)	166,426	(264,860)	(383,534)	(863,886)

NET LOSS	$(17,024,414)	$(4,328,296)	$(30,728,563)	$(16,485,804)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.16)	$(0.08)	$(0.39)	$(0.30)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	107,480,475	55,974,605	79,168,663	55,524,511

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Net Loss	$(17,024,414)	$(4,328,296)	$(30,728,563)	$(16,485,804)
Other Comprehensive Income (Loss)
Foreign currency translation, net of taxes	1,061,201	(2,110)	1,063,852	(1,949)

Comprehensive Loss	$(15,963,213)	$(4,330,406)	$(29,664,711)	$(16,487,753)

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Series A Preferred Shares	Series A Preferred Shares Amount	# of common Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
June 30, 2023	—	—	63,698,144	$6,371	$290,554,875	$(244,029,253)	$(29,882)	$46,502,111
Issuance of preferred stock and warrants in private placement	280,505	28	—	—	1,999,972	—	—	2,000,000
Issuance of preferred stock and warrants for conversion of Note Payable	280,505	28	—	—	1,999,973	—	—	2,000,001
Restricted shares issued for services rendered	—	—	2,000,000	200	4,469,800	—	—	4,470,000
Stock-based compensation	—	—	—	—	983,829	—	—	983,829
Net loss	—	—	—	—	—	(9,175,028)	—	(9,175,028)
Foreign currency translation adjustment	—	—	—	—	—	—	(34,601)	(34,601)
September 30, 2023	561,010	56	65,698,144	6,571	300,008,449	(253,204,281)	(64,483)	46,746,312
Stock issued pursuant to warrants exercised	—	—	525,945	53	341,812	—	—	341,865
Restricted shares issued for advisory services	—	—	1,000,000	100	(100)	—	—	—
Stock-based compensation	—	—	—	—	999,228	—	—	999,228
Net loss	—	—	—	—	—	(4,529,121)	—	(4,529,121)
Foreign currency translation adjustment	—	—	—	—	—	—	37,252	37,252

December 31, 2023	561,010	56	67,224,089	6,724	301,349,389	(257,733,402)	(27,231)	43,595,536
Non-cash exercise of warrants	—	—	3,425,399	343	1,999,657	—	—	2,000,000
Restricted shares issued for services rendered	—	—	50,000	5	99,995	—	—	100,000
Issuance of common stock under private placement offering	—	—	344,827	34	999,966	—	—	1,000,000
Issuance of common stock pursuant to acquisition of GEDi Cube (Note 11)	—	—	70,834,183	7,083	135,994,548	—	—	136,001,631
Preferred stock converted to common stock pursuant to acquisition of GEDi Cube (Note 11)	(561,010)	(56)	5,610,100	561	(505)	—	—	—
Stock-based compensation	—	—	—	—	1,861,601	—	—	1,861,601
Net loss	—	—	—	—	—	(17,024,414)	—	(17,024,414)
Foreign currency translation adjustment	—	—	—	—	—	—	1,061,201	1,061,201

March 31, 2024	—	$—	147,488,598	$14,750	$442,304,652	$(274,757,816)	$1,033,970	$168,595,556

	# of Series A Preferred Shares	Series A Preferred Shares Amount	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2022	—	—	53,007,082	$5,302	$276,989,179	$(204,345,197)	$(30,436)	$72,618,848
Stock issued pursuant to warrants exercised	—	—	1,250,000	125	1,624,875			1,625,000
Contingent shares issued pursuant to acquisition agreement	—	—	1,250,000	125	2,762,375	—	—	2,762,500
Stock-based compensation	—	—	—	—	1,026,008	—	—	1,026,008
Net loss	—	—	—	—	—	(7,699,760)	—	(7,699,760)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,754)	(7,754)
September 30, 2022	—	—	55,507,082	5,552	282,402,437	(212,044,957)	(38,190)	70,324,842
Shares issued in lieu of interest on $1.2 million notes payable extension	—	—	198,439	20	204,372	—	—	204,392
Stock-based compensation	—	—	—	—	819,955	—	—	819,955
Net loss	—	—	—	—	—	(4,457,748)	—	(4,457,748)
Foreign currency translation adjustment	—	—	—	—	—	—	7,915	7,915

December 31, 2022	—	—	55,705,521	5,572	283,426,764	(216,502,705)	(30,275)	66,899,356
Shares and warrants issued pursuant to private placement offering	—	—	2,178,070	218	2,482,782	—	—	2,483,000
Restricted shares issued for services rendered	—	—	100,000	10	107,990	—	—	108,000
Stock-based compensation	—	—	—	—	968,203	—	—	968,203
Net loss	—	—	—	—	—	(4,328,296)	—	(4,328,296)

Foreign currency translation adjustment	—	—	—	—	—	—	(2,110)	(2,110)
March 31, 2023	—	$—	57,983,591	$5,800	$286,985,739	$(220,831,001)	$(32,385)	$66,128,153

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,728,563)	$(16,485,804)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	90,727	85,487
Change in fair value of contingent consideration	(486,500)	—
Loss on extinguishment of debt	120,018	—
Loss on extinguishment of contingent consideration liability	—	419,182
Stock based compensation expense	3,844,658	2,922,166
Intangible asset impairment	8,421,000	—
Restricted shares for services rendered	4,570,000	—
Amortization of discount on notes payable	494,809	223,863
Changes in assets and liabilities:
Other receivables	—	46
Prepaid expenses/deposits	798,741	689,273
Accounts payable	2,110,232	3,069,487
Accrued expenses	2,194,293	(407,433)
Other current liabilities	—	(18,520)
Operating leases, net	12,936	(10,684)
NET CASH USED IN OPERATING ACTIVITIES	(8,557,649)	(9,512,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable prior to acquisition	(1,225,779)	—
Cash received from acquisition	65,851	—
Purchase of property and equipment	(46,878)	(23,633)
NET CASH USED IN INVESTING ACTIVITIES	(1,206,806)	(23,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	3,645,000	—
Repayment of finance agreement	(646,128)	(840,992)
Proceeds from private placement	3,000,000	2,483,000
Proceeds from notes payable	1,710,000	—
Proceeds from exercise of warrants	341,865	1,625,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,050,737	3,267,008

Effect of exchange rates on cash	151,935	45,462

NET CHANGE IN CASH	(1,561,783)	(6,224,100)

CASH, BEGINNING OF PERIOD	1,874,480	9,172,142

CASH, END OF PERIOD	$312,697	$2,948,042

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$12,692	$43,627
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Finance agreement entered into in exchange for prepaid assets	$906,834	$1,139,875
Shares in lieu of interest on $1.2 million notes payable extension	$—	$204,392
Common shares issued for contingent earn out liability	$—	$2,762,500
Conversion of note payable for issuance of preferred stock	$2,000,001	$—
Common shares issued upon acquisition	$136,001,631	$—
Contingent consideration issued upon acquisition	$20,557,500	$—
Note payable settled through non-cash exercise of warrants	$2,000,000	$—
Debt discount related to notes payable	$301,841	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – On February 13, 2024, the Company changed its corporate name from Renovaro Biosciences Inc. to Renovaro Inc. (“Renovaro”, and together with its subsidiaries, the “Company”, “we” or “us”). In August 2023, the Company changed its corporate name from Enochian Biosciences Inc. to Renovaro Biosciences Inc. The Company engages in the research and development of pharmaceutical and biological products for the treatment of cancer, HIV, and HBV with the intent to manufacture said products. On February 13, 2024, Renovaro Inc. acquired Renovaro Cube Intl Ltd and its subsidiaries (“Renovaro Cube”), as a wholly owned subsidiary pursuant to a stock purchase agreement.

Basis of Presentation – The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2024, and 2023 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2023, audited financial statements. The results of operations for the period ended March 31, 2024 are not necessarily indicative of the operating results for the full year.

Consolidation – For the three and nine months ended March 31, 2024, and 2023, the condensed consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

Accounting Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated. Significant estimates include the fair value of assets acquired in a business acquisition, contingent consideration, and equity instruments issued for goods or services.

Functional Currency & Foreign Currency Translation – The functional currency of Renovaro Denmark is the Danish Kroner (“DKK”) and the functional currency of Renovaro Cube is the Euro (“EUR”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended March 31, 2024, and 2023. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, exceed the amount of deposit insurance provided within the relevant jurisdiction where the deposits are held. As of March 31, 2024 and June 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Indefinite life intangible assets include in-process research and development (“IPR&D”) and goodwill. The Company accounts for indefinite life intangible assets in accordance with ASC 350, “Goodwill and Other Intangible Assets”. IPR&D represents the fair value of the technology on the date acquired and is tested annually for impairment, as well as whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Goodwill – Goodwill is not amortized but is evaluated for impairment annually as of June 30th of each fiscal year or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Impairment of Goodwill and Indefinite Lived Intangible Assets – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess. The Company has elected to perform its annual analysis on June 30th. The annual fair value analysis performed on goodwill supported that goodwill was not impaired as of June 30, 2023. There have been no events which have caused the Company to conduct an interim evaluation of its goodwill through March 31, 2024 (see Note 5.)

For indefinite-lived intangible assets, such as IPR&D, on an annual basis on June 30th we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. For the year ended June 30, 2023, the carrying value of the IPR&D exceeded its fair value. Therefore, the Company recorded an impairment loss of $18,960,000 during the year ended June 30, 2023. During the quarter ended March 31, 2024, the Company recorded an impairment loss of $8,421,000 related to the termination of the HV-01 license (see Note 5.)

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

Research and Development Expenses – The Company expenses research and development costs incurred in formulating, improving, validating, and creating alternative or modified processes related to and expanding the use of the Oncology, HIV and HBV therapies and technologies for use in the prevention, treatment, amelioration of and/or therapy for Oncology, HIV and HBV. Research and development expenses for the three and nine months ended March 31, 2024, amounted to $1,087,156, and $2,274,321, respectively. Research and development expenses for the three and nine months ended March 31, 2023, amounted to $239,137, and $3,170,471, respectively.

Income Taxes – The Company accounts for income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes”, which requires an asset and liability approach for accounting for income taxes.

Loss Per Share – The Company calculates earnings/ (loss) per share in accordance with FASB ASC Topic 260, “Earnings Per Share”. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised and shares issuable upon conversion of convertible preferred stock and convertible notes. Because of the net loss for the three and nine months ended March 31, 2024, and 2023, the dilutive shares for all periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 9,522,967 and 5,410,460 potential shares of Common Stock excluded from the Diluted EPS calculation as of March 31, 2024, and March 31, 2023, respectively.

Fair Value of Financial Instruments – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. There were no Level 1, 2, or 3 assets, nor any Level 1, or 2 liabilities measured at fair value on a recurring basis as of March 31, 2024 and 2023, respectively. Level 3 liabilities held as of March 31, 2024, consisted of a contingent consideration liability related to the February 13, 2024, acquisition of Renovaro Cube (see Note 3.)

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

Stock-Based Compensation – The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the required service period, which is generally the vesting period. Stock based compensation costs for the vesting of options and RSUs granted for the three and nine months ended March 31, 2024 were $1,861,601 and $3,844,658, respectively. Stock based compensation costs for the vesting of options and RSUs granted for the three and nine months ended March 31, 2023 were $1,076,203 and $2,922,166, respectively (See Note 8.)

Recently Adopted Accounting Pronouncements – Recent accounting pronouncements issued by the FASB do not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 — GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of $17,024,414 and $30,728,563 for the three and nine months ended March 31, 2024, respectively. As of March 31, 2024, the Company had cash and cash equivalents of $312,697 and an accumulated deficit of $274,757,816 and a working capital deficit of $19,654,098. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has reduced overhead and administrative costs by streamlining the organization to focus around two of its therapies (oncology and a HIV therapeutic vaccine) and investment in the development and validation of its AI driven cancer diagnostics platform. The Company has tailored its workforce to focus on these therapies. In addition, the Company intends to attempt to secure additional required funding through equity or debt financing. However, there can be no assurance that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Funding that we may receive during the fiscal year 2024 is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, to support commercialization of our products, to conduct the clinical and regulatory work to develop our product candidates, and to begin building working capital reserves.

RENOVARO INC. AND SUBSIDIARIES
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

There were no Level 1, 2 or 3 assets, nor any Level 1 or 2 liabilities as of March 31, 2024.

Level 3 liabilities held as of March 31, 2024, consisted of a contingent consideration liability related to the February 13, 2014, acquisition of Renovaro Cube, (the “Acquisition”). As consideration for the Acquisition, the stockholders of Renovaro Cube received (i) 70,834,183 shares of Common Stock, and (ii) the right to receive contingent shares pro rata upon the exercise of convertible notes, options, and warrants, which were outstanding at closing. The contingent consideration liability was recorded at fair value of $20,557,500 at the time of acquisition and is subsequently remeasured to fair value at the end of each reporting period. At March 31, 2024, there were 8,474,146 contingent shares issuable in connection with the Acquisition of Renovaro Cube.

The fair value of the contingent consideration liability is estimated using a Black-Scholes option-pricing model and a Monte-Carlo option pricing model. The key inputs to the model are all contractual or observable with the exception being volatility, which is computed, based on the volatility of the Company’s underlying stock. The key inputs to valuing the contingent consideration liability as of March 31, 2024, were:

Stock Price	$2.65
Exercise Price	$0.46 - $4.50
Volatility	109% - 140%
Risk Free Rate	4.11% - 5.26%
Expected Dividends	0%
Discount Rate (Monte-Carlo model only)	12%
Expected Term (years)	0.43 – 9.75

At initial recognition of the contingent consideration, the inputs were:

Stock Price	$1.92
Exercise Price	$0.46 - $4.50
Volatility	107% - 133%
Risk Free Rate	4.22% - 5.14%
Expected Dividends	0%
Discount Rate (Monte-Carlo model only)	12%
Expected Term (years)	0.56 – 9.88

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — FAIR VALUE MEASUREMENTS (Continued)

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, lease obligations and notes payable approximate their recorded values due to their short-term maturities.

The following table sets forth the Level 3 liability at March 31, 2024, which is recorded on the consolidated balance sheet at fair value on a recurring basis. As required, this liability is classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2023	—	—	$—
Contingent consideration in Acquisition	—	—	20,557,500
Fair value adjustment	—	—	(486,500)
Contingent Consideration Liability at March 31, 2024	—	—	$20,071,000

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	March 31, 2024	June 30, 2023
Lab Equipment and Instruments	4-7	$617,882	$576,298
Leasehold Improvements	10	224,629	224,629
Furniture, Fixtures and Equipment	4-7	194,398	172,861
Total		1,036,909	973,788
Less Accumulated Depreciation		(547,994)	(464,799)
Net Property and Equipment		$488,915	$508,989

Depreciation expense amounted to $29,526 and $83,203 for the three and nine months ended March 31, 2024, respectively, and $26,662 and $80,915 for the three and nine months ended March 31, 2023, respectively.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — INTANGIBLE ASSETS AND GOODWILL

At March 31, 2024, and June 30, 2023, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $31,042 and $39,676, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the three and nine months ended March 31, 2024, was $779 and $7,524, respectively. Amortization expense for the three and nine months ended March 31, 2023, was $1,580 and $4,572, respectively.

At March 31, 2024, and 2023, indefinite life intangible assets consisted of In-Process Research and Development (“IPR&D”), which is not amortizable until the intangible asset provides economic benefit.

At March 31, 2024, and June 30, 2023, definite and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2023	Additions	Amortization	Impairment	Translation Adjustment	March 31, 2024
Definite Life Intangible Assets
Patents	20 Years	$290,936	$—	$—	$—	$(3,856)	$287,080
Less Accumulated Amortization		(251,260)	—	(7,524)	—	2,746	256,038
Net Definite-Life Intangible Assets		$39,676	$—	$(7,524)	$—	$(1,110)	$31,042

Indefinite Life Intangible Assets and Goodwill
Goodwill		11,640,000	151,536,444	—	—	1,010,408	164,186,852
IPR&D		$42,611,000	10,684,091	—	(8,421,000)	71,164	44,945,255
Total Indefinite Life Intangible Assets and Goodwill		$54,251,000	$162,220,535	$—	$(8,421,000)	$1,081,572	$209,132,107

Expected future amortization expense is as follows:

Year ending June 30,
2024	$1,942
2025	9,700
2026	9,700
2027	9,700
Total	$31,042

During February 2018, the Company acquired IPR&D related to a License Agreement (as licensee) to an HIV therapy which consists of a perpetual, fully paid-up, royalty-free, sub-licensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans. The IPR&D intangible asset is classified as an indefinite life asset that is tested annually for impairment.

On February 13, 2024, the Company acquired Renovaro Cube as a wholly owned subsidiary pursuant to a stock purchase agreement. As part of the acquisition of Renovaro Cube, the Company acquired IPR&D assets valued at $10,684,091.

Impairment – On March 1, 2024, the Company received a notice from the sole manager of Weird Science LLC terminating the License Agreement by and between Weird Science LLC and Enochian Biopharma, Inc. (now known as Renovaro Biosciences, Inc.), a wholly owned subsidiary of the Company, dated February 16, 2018. Due to the termination of the license agreement, the Company abandoned the development of a technology included in its IPR&D and recorded an impairment of $8,421,000 in the period ended March 31, 2024.

RENOVARO INC. AND SUBSIDIARIES
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

Renovaro Cube leases an office facility in Amsterdam, Netherlands, under a 30-month operating lease agreement commencing on September 1, 2023, with a maturity date of February 28, 2026. In determining lease asset values, the Company considers fixed and variable payment terms, prepayments, incentives, and options to extend, terminate or purchase.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use asset and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have a remaining lease term of 41 and 23 months. As of March 31, 2024, the weighted-average remaining term is 2.77 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of March 31, 2024, the weighted-average discount rate is 5.16%.

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

Below are the lease commitments for the next 5 years:

Year Ending June 30th	Lease Expense
2024	286,252
2025	557,851
2026	349,204
2027	309,491
2028	59,439
Sub-total	1,562,237
Less imputed interest	(108,658)
Total	$1,453,579

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — LEASES (Continued)

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

The Company recognized operating income from the sublease on a straight-line basis in its statements of operations over the sublease term.

During the three and nine months ended March 31, 2024 and 2023, the net operating lease expenses were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Operating Lease Expense	$106,790	$99,099	$236,455	$239,759
Sub lease Income	—	(53,310)	—	(159,930)

Total Net Lease Expense	$106,790	$45,789	$236,455	$79,829

Lease expense charged to general and administrative expenses for the three and nine months ended March 31, 2024, amounted to $106,790 and $236,455, respectively. Lease expense charged to general and administrative expenses for the three and nine months ended March 31, 2023, amounted to $45,789 and $79,829, respectively. During the three and nine months ended March 31, 2024, the Company paid $108,441 and $232,237 under operating leases, respectively. During the three and nine months ended March 31, 2023, the Company paid $98,950 and $339,993 under operating leases, respectively. The difference between the operating lease expense for the nine months ended March 31, 2023 in the amount of $79,829 and the cash paid of $339,993, is primarily made up of the release of an accrual of $77,242 related to the termination of the Plaza Medical Office Building, LLC lease.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT

Convertible Notes Payable —

March 2024 Note — On March 14, 2024, the Company entered into a Subscription Agreement with an investor to issue a Convertible Promissory Note in the amount of $500,000 (the “March 2024 Note”). The March 2024 Note bears an interest rate of 10% per annum and shall mature on March 15, 2025. The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the March 2024 Note. Notwithstanding the immediately foregoing, at the option of the holder, interest may accrue on this Note on a quarterly basis. The March 2024 Note is convertible either at the option of the holder after a qualified offering. If no qualified offering occurs prior to the maturity date, the March 2024 Note is to be repaid in cash.

The 2024 Notes — On January 11, 2024, the Company entered into a Subscription Agreement with an investor to issue a Convertible Promissory Note (the “January 2024 Note I”) in the amount of $460,000. The January 2024 Note I bears an interest rate of 12% per annum and shall mature on January 11, 2025. The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the Issue Date prior to the maturity of the Notes. Notwithstanding the immediately foregoing, at the option of the Holder, interest may accrue on this Note on a quarterly basis. The January 2024 Note I is convertible either at the option of the Holder or automatically upon maturity into shares of the Company’s Common Stock at the conversion price of $3.38. On January 12, 2024, the Company entered into Subscription Agreements with an investor (the “Investor”) to issue a Convertible Promissory Note for an aggregate principal amount of $125,000 (the “January 2024 Note II”, and collectively with the January 2024 Note I, the “January 2024 Notes”). The Company received a total of $125,000 in gross proceeds. The January 2024 Note II bears an interest rate of 12% per annum and shall mature on December 29, 2024 (the “Maturity Date”). The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the 2024 Notes. The January 2024 Note II is convertible either at the option of the Holder or automatically upon maturity into shares of the Company’s Common Stock at the Note Conversion Price of $3.38. The January 2024 Notes principal balance at March 31, 2024, is $585,000.

December 2023 Notes — Between December 1, 2023, and December 29, 2023, the Company entered into Subscription Agreements with two investors to purchase Convertible Promissory Notes for an aggregate principal amount of $560,000 (the “December Notes”). The Company received a total of $560,000 in gross proceeds from the private placement prior to the end of the quarter ending December 31, 2023, and it subsequently received $20,000 in January 2024. The December Notes bear an interest rate of 12% per annum and shall mature one year after their respective dates of issuance (the “Maturity Date”). The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the Issue Date prior to the maturity of the December Notes. Notwithstanding the immediate foregoing, at the option of the Holder, interest may accrue on the December Notes on a quarterly basis. The December Notes are convertible into shares of the Company’s Common Stock in whole or in part at any time and from time to time, after the Original Issue Date and prior to the Maturity Date, at a conversion price of $3.38 per share. The December Notes will be accounted for under ASC 470-20, and all proceeds received from the issuance will be recognized as a liability on the balance sheet. The December Notes principal balance at March 31, 2024, is $560,000.

As of March 31, 2024, the Company accrued interest expense of $37,463 related to the 2024 Notes and December 2023 Notes. The 2024 Notes and December 2023 Notes balance at March 31, 2024 was $1,645,000.

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT (Continued)

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

On January 11, 2024, the Company entered into an amendment with one of the investors of the 2023 Notes whereas the conversion terms were amended to provide for optional conversion at a conversion price of $3.38 per share. All other terms of the Promissory Note remained the same. The Company treated this as a modification for accounting purposes.

For the three and nine months ended March 31, 2024, discount amortization of $26,316 and $55,694 was charged to interest expense, respectively. As of March 31, 2024, the Company accrued interest expense of $134,719. The 2023 Notes balance, net of discount at March 31, 2024 is $2,055,694.

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

Effective December 30, 2022 (the “Effective Date”), the Company amended and restated the Convertible Notes (the “Amended and Restated Secured Notes”). Pursuant to the Amended and Restated Secured Notes, the due date was extended to February 28, 2024. The Amended and Restated Secured Notes are convertible by the Holder if the Company consummates a public offering or private placement of Common Stock or securities convertible into Common Stock. The conversion price shall be the price being paid by the investors in such offering. The interest rate was increased to twelve percent (12%) per annum, which was prepaid by the Company in full on the date of amendment through the issuance of 198,439 shares of the Company’s Common Stock: 29,419 shares for accrued interest up to the Effective Date and 169,020 shares related to the prepayment of interest through the extension date of the Amended and Restated Secured Notes using the closing market price on the Effective Date, of $1.03. The obligations of the Company under the Amended and Restated Secured Notes were secured by a security agreement (the “Security Agreement”). The Company evaluated the Amended and Restated Secured Notes and conversion feature to determine the appropriate accounting treatment based on the terms of the agreement. In accordance with ASC 480- Distinguishing Liabilities from Equity, the Company determined that the Amended and Restated Secured Notes embody an obligation that may require the Company to settle with the issuance of a variable number of shares, where the monetary value of the obligation is based predominantly on a fixed monetary amount of $1,200,000 known at inception. Accordingly, the Company recorded the Amended and Restated Secured Notes as share settled debt. The total value of the shares issued was $204,392 which included $174,090 of prepaid interest and $30,302 for accrued interest as of December 30, 2022. On June 26, 2023, the Holder notified the Company that it wished to elect to exercise its conversion right triggered by a private placement. Therefore, all outstanding $1,200,000 Amended and Restated Secured Notes were converted into 2,264,150 shares of Common Stock and 1,132,075 warrants. There were no Amended and Restated Secured Notes outstanding after the foregoing conversion.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT (Continued)

Notes Payable—

Bridge Loans — On March 26, 2024, the Company issued Paseco ApS a Promissory Note in the principal amount of $160,000. The Note bears an interest rate of 10% per annum and was to mature on May 1, 2024. On May 1, 2024, the Company and Paseco ApS entered into an amendment to the Promissory Note to extend the maturity date to July 1, 2024 (the “Maturity Date”). The Company is required to pay interest on the maturity date. The Notes Payable will be accounted for under ASC 470-20, and all proceeds received from the issuance will be recognized as a liability on the balance sheet. As of March 31, 2024, the Company accrued $215 of interest expense that is included in accrued expenses on the balance sheet. The Note balance at March 31, 2024 is $160,000.

On February 5, 2024, the Company entered into an agreement with RS Bio ApS, a Danish entity controlled by our Chairman, Rene Sindlev (“RS Bio”) to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263. The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The Note bears an interest rate of 12% per annum and matured on March 1, 2024 (the “Maturity Date”). The obligations under this Note are secured by the Amended and Restated Security Agreement (discussed below). The Company is required to pay interest on the maturity date. The Notes Payable will be accounted for under ASC 470-20, and all proceeds received from the issuance will be recognized as a liability on the balance sheet net of discount. For the three and nine months ended March 31, 2024, discount amortization of $5,263 was charged to interest expense, respectively. As of March 31, 2024, the Company accrued $3,158 of interest expense that is included in accrued expenses on the balance sheet. The Note balance, net of discount at March 31, 2024 was $105,263.

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315 (the “January 2024 Note”). The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The January 2024 Note bears an interest rate of 12% per annum and matured on March 1, 2024 (the “Maturity Date”). The Company is required to pay interest on the maturity date. The Notes Payable will be accounted for under ASC 470-20, and all proceeds received from the issuance will be recognized as a liability on the balance sheet net of discount. For the three and nine months ended March 31, 2024, discount amortization of $26,315 was charged to interest expense, respectively. As of March 31, 2024, the Company accrued $15,789 of interest expense that is included in accrued expenses on the balance sheet. The Note balance, net of discount at March 31, 2024 was $526,315. In connection with the entry into the January 2024 Note, the Company and Paseco ApS agreed to amend and restate the Security Agreement (see Note 7) to add the Company’s obligations under the November 2023 Note and the January 2024 Note to the Secured Obligations (as defined in the Amended and Restated Security Agreement).

On November 22, 2023, Renovaro Cube entered into a loan agreement where the holder agreed to loan the Company up to £500,000 (approximately $624,000 USD). The note has a repayment date occurring the first business day after the first anniversary of the draw down of the loan. The first draw down of £250,000 occurred on November 27, 2023, and the second draw down of £249,994 occurred on December 13, 2023. The Company will pay interest on the loan at the rate of 10% per annum. Interest is accrued quarterly in arrears on the last business day of March, June, September, and December and is payable on the repayment date. As of March 31, 2024, the Company accrued $10,545 of interest expense that is included in accrued expenses on the balance sheet. The total amount of the note at March 31, 2024, is $639,544.

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000 (the “November 2023 Note”). The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the Note. The November 2023 Note bears an interest rate of 12% per annum and was due to mature on January 1, 2024 (the “Maturity Date”). On January 1, 2024, the Company entered into an amendment with RS Bio for the November 3, 2023, $1,000,000 Note Payable bridge loan to extend the maturity date until March 1, 2024. The Company is required to pay interest on the maturity date. The Notes Payable will be accounted for under ASC 470-20, and all proceeds received from the issuance will be recognized as a liability on the balance sheet net of discount. On February 16, 2024, the Company received notice from the holder to exercise 471,699 warrants outstanding at $0.53 per share and apply $250,000 of the note balance to the exercise price of the warrants. For the three and nine months ended March 31, 2024, discount amortization of zero and $50,000 was charged to interest expense, respectively. As of March 31, 2024, the Company accrued $46,583 of interest expense that is included in accrued expenses on the balance sheet. The Note balance, net of discount at March 31, 2024 is $750,000.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT (Continued)

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEBT (Continued)

On July 31, 2023, the Company and the Holder agreed to amend the Promissory Note (the “Fourth Amendment”) to provide the Holder with limited conversion rights in connection with the Company’s next private placement. Per the terms of the Fourth Amendment, the Holder could elect to convert $2 million of the outstanding principal balance of the Promissory Note into the Units being offered in a private placement at the price per Unit being paid by the investors in the private placement (the “Conversion Right”). On August 1, 2023, the Holder notified the Company of its election to exercise the Conversion Right. As a result, $2 million of the outstanding principal balance of the Promissory Note was converted into 280,505 Units at $7.13 per unit, comprised of an aggregate of (i) 280,505 shares of Series A Convertible Preferred Stock of the Company and (ii) Warrants to purchase an aggregate of 1,402,525 shares of Common Stock with an exercise price of $0.65 per share. The Series A Convertible Preferred Stock acquired by the Holder was initially convertible into 2,805,050 shares of Common Stock. A $3 million principal balance remains outstanding under the Promissory Note after the foregoing conversion. The Company concluded that in accordance with ASC 470-20-40-4, the difference between the fair value of the Preferred Shares and warrants and the carrying value of the portion of the Note being converted should be recognized as an extinguishment. The extinguishment loss of $120,018 is recorded in Other Income/Loss in the Statement of Operations. On November 30, 2023, the Company and the Holder agreed to amend the Promissory Note (the “Fifth Amendment”) to where the Company and the Holder extended the maturity of the Original Note until February 29, 2024. In addition, all interest payable from November 30, 2023 to the Maturity Date was payable and is currently payable by the Company as of November 30, 2023. On February 16, 2024, the Company received notice from the holder to exercise 2,953,700 warrants outstanding ranging from $0.53 to $0.65 per share and apply $1,750,000 of the note balance to the exercise price of the warrants. On February 29, 2024, the Company and the Holder agreed to amend the Promissory Note (the “Sixth Amendment”) to where the Company and the Holder extended the maturity of the Original Note until May 1, 2024. On May 1, 2024, the Company and the Holder agreed to amend the Promissory Note (the “Seventh Amendment”) to extend the maturity of the Original Note until May 1, 2024. For the three and nine months ended March 31, 2024, discount amortization of $72,500 and $357,536 was charged to interest expense. For the three and nine months ended March 31, 2023, discount amortization of $74,621 and $223,863 was charged to interest expense. The Promissory Note balance, net of discount at March 31, 2024 is $1,237,500.

Finance Agreement —

On November 30, 2023, the Company entered into a premium finance agreement (the “Agreement”) related to insurance, which resulted in the recognition of a liability and prepaid expense with a principal amount of $906,834 at 7.90% interest per annum, which is reflected on the consolidated balance sheet under “other current liabilities” and “prepaid assets and other assets”, respectively. The repayment of the Agreement will be made in nine equal monthly installments of $77,127 after a down payment of $235,000. For the three and nine months ended March 31, 2024 the Company made payments of $223,945 and $646,128, respectively. For the three and nine months ended March 31, 2023, under a similar arrangement, the Company made payments of $374,367 and $840,992, respectively. For the three and nine months ended March 31, 2024, the Company recorded total interest expense in the amount of 7,436 and $12,692 related to the Agreement. This amount is reflected in other income and expenses.

Total interest expense recorded for the three and nine months ended March 31, 2024, was $303,802 and $758,057, respectively. Interest expense recorded for the three and nine months ended March 31, 2023, was $122,289 and $310,766, respectively.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share, of which 1,000,000 shares have been designated as Series A Convertible Preferred Stock. At March 31, 2024, and June 30, 2023, there were zero shares of Series A Convertible Preferred Stock issued and outstanding.

Voting — Holders of Series A Preferred Stock shall be permitted to vote on all matters required or permitted to be voted on by the holders of Common Stock of the Company and shall be entitled to that number of votes equal to ten votes for the number of shares of Common Stock into which such Holder’s shares of Preferred Stock could then be converted in accordance with conversion rights.

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

Common Stock —During the period ended March 31, 2024, the Company increased its authorized shares of Common Stock. The Company has 350,000,000 authorized shares of Common Stock, par value $0.0001 per share. At March 31, 2024, and June 30, 2023, there were 147,488,598 and 63,698,144 shares issued and outstanding, respectively.

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

During the three and nine months ended March 31, 2024, no shares of Common Stock to Lincoln Park were sold under the Purchase Agreement.

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

On February 13, 2024 pursuant to the acquisition of Renovaro Cube, the 561,010 shares of Preferred Stock were converted into an aggregate of 5,610,100 shares of Common Stock. As of March 31, 2024 there were zero shares of Preferred Stock outstanding.

Common Stock Issuances

Between July 28, 2023 and September 28, 2023, the Company issued 2,000,000 shares of Common Stock for consulting services.

On October 23, 2023 the Company issued 1,000,000 shares of Common Stock for advisory services to Avram Miller, a member of the Company’s board of directors.

On December 4, 2023 the Company issued 525,945 shares of Common Stock pursuant to warrants exercised for cash proceeds of $341,865.

On February 13, 2024 the Company issued 70,834,183 shares of Common Stock pursuant to the Stock Purchase Agreement of Renovaro Cube.

On February 13, 2024 pursuant to the acquisition of Renovaro Cube, the 561,010 shares of Preferred Stock were converted into an aggregate of 5,610,100 shares of Common Stock.

On February 15, 2024 the Company closed a private placement of 344,827 shares of Common Stock, $0.0001 par value, at $2.90 per share for aggregate proceeds to the Company of $1,000,000 in cash.

On February 15, 2024 the Company issued 50,000 shares of Common Stock for consulting services.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

On February 20, 2024, 2,953,700 warrants outstanding were exercised ranging from $0.53 to $0.65 per share and the aggregate $1,750,000 of a promissory note held by the holder was applied to the exercise price of the warrants (see Note 7).

On February 20, 2024, 471,699 warrants outstanding were exercised ranging at $0.53 per share and $250,000 of a promissory note held by the holder was applied to the exercise price of the warrants (see Note 7).

Acquisition of Renovaro Denmark — At March 31, 2024, and June 30, 2023, the Company maintained a reserve of 17,414 shares of Common Stock of the Registrant held in escrow according to Danish law (the “Escrow Shares”), all of which are reflected as issued and outstanding in the accompanying consolidated financial statements. The Escrow Shares are reserved to acquire the shares of Renovaro Denmark held by non-consenting shareholders of Renovaro Denmark on both March 31, 2024, and June 30, 2023, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of DanDrit Denmark. There have been 167,639 shares of Common Stock issued to non-consenting shareholders of Renovaro Denmark as of March 31, 2024. During the three and nine months ended March 31, 2024, the Company issued zero shares of Common Stock to such non-consenting shareholders of Renovaro Denmark. There is no impact on outstanding shares as these shares are reflected as issued and outstanding.

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows in the three months ended March 31, 2024:

Renovaro Inc.
Expected term (in years)	5.0 – 6.5
Volatility	84.33% – 108.79%
Risk free interest rate	3.12% – 4.83%
Dividend yield	0%

On February 13, 2024, the Company repriced 3,849,931 eligible employee and consultant options from the original issued exercise price to $1.92 per share, the closing price of the Company’s Common Stock on February 13, 2024. The Company recognized stock-based compensation expense related to the repricing of options of $886,849 for the period ended March 31, 2024.

In total, the Company recognized stock-based compensation expense related to options of $1,326,592 and $2,775,793 for the three and nine months ended March 31, 2024, respectively. The Company recognized stock-based compensation expense related to options of $1,076,203 and $2,922,166 for the three and nine months ended March 31, 2023, respectively. At March 31, 2024, the Company had approximately $579,305 of unrecognized compensation cost related to non-vested options.

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

Effective July 21, 2023, the Company adopted the Renovaro Biosciences Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan replaced the 2019 Plan. Any awards outstanding under the 2019 Plan as of the date of adoption of the 2023 Plan remain subject to and will be available under the 2019 Plan, and any shares subject to outstanding awards under the 2019 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under the 2023 Plan.

The Company granted options to purchase zero and 366,500 shares of Common Stock to employees with a three-year vesting period during the three and nine months ended March 31, 2024, respectively under the 2019 and 2023 Plan. The Company granted options to purchase 15,000 and 193,000 shares of Common Stock to employees with a three-year vesting period during the three and nine months ended March 31, 2023, respectively under the 2019 Plan.

During the three and nine months ended March 31, 2024, respectively, the Company granted options to purchase zero shares of Common Stock to employees with a six-month vesting period under the 2023 Plan. During the three and nine months ended March 31, 2023, the Company granted options to purchase zero and 184,800 issued and 18,960 forfeited shares of Common Stock to employees with a six-month vesting period, respectively under the 2019 Plan.

During the three and nine months ended March 31, 2024, respectively, the Company granted options to purchase zero shares of Common Stock to employees with a one-year vesting period under the 2023 Plan. During the three and nine months ended March 31, 2023, the Company granted options to purchase zero and 73,200 issued and 12,640 forfeited shares of Common Stock to employees with a one-year vesting period, respectively under the 2019 Plan.

During the three and nine months ended March 31, 2024, the Company granted options to purchase 28,196 and 371,595 shares of Common Stock, to the Board of Directors and Scientific Advisory Board Members with a one-year vesting period under the 2023 Plan and the 2019 Plan, respectively. During the three and nine months ended March 31, 2023, the Company granted options to purchase 64,655 and 275,572 shares of Common Stock, to the Board of Directors and Scientific Advisory Board Members with a one-year vesting period under the 2019 Plan, respectively.

During the three and nine months ended March 31, 2024, the Company granted options to purchase zero and 26,000 shares, respectively of Common Stock for Scientific Advisory Board members with immediate vesting under the 2023 Plan. During the three and nine months ended March 31, 2023, the Company did not grant options to Scientific Advisory Board members to purchase shares of Common Stock with immediate vesting.

During the three and nine months ended March 31, 2024, the Company granted options to purchase 10,000 shares of Common Stock to a consultant with ten months vesting. During the three and nine months ended March 31, 2024, the Company forfeited zero and 7,000 options, respectively, to purchase shares of Common Stock to a consultant with immediate vesting.

=

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

All of the above options are exercisable at the market price of the Company’s Common Stock on the date of the grant. On February 13, 2024, the Company repriced 3,849,931 eligible employee and consultant options from the original issued exercise price to $1.92 per share, the closing price of the Company’s Common Stock on February 13, 2024. The Company recognized stock-based compensation expense related to the repricing of options of $886,849 for the period ended March 31, 2024.

 To date the Company has granted options under the 2014, 2019 and 2023 Plans (“Plan Options”) to purchase 6,306,275 shares of Common Stock. At March 31, 2024, the Company has 4,875,419 options available to be issued under the 2023 Plan.

A summary of the status of the Plan Options outstanding at March 31, 2024, is presented below:

	Options Outstanding				Options Exercisable
	Exercise Price Ranges	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$0.45–4.50	4,885,441	7.43	$1.91	3,410,589	7.10	$1.98
	$4.51–6.50	167,634	6.73	$5.33	135,376	6.06	$5.49
	$6.51–12.00	115,231	4.91	$7.63	111,585	4.82	$7.61
Total		5,168,306	7.35	$2.15	3,657,550	6.99	$2.28

A summary of the status of the Plan Options at March 31, 2024, and changes since July 1, 2023, are presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at beginning of period	4,401,211	$4.78	7.82	$—
Granted	4,624,026	$1.97
Exercised	—	$—
Forfeited	—	$—
Expired/Canceled	(3,856,931)	$4.94
Outstanding at end of period	5,168,306	$2.15	7.35	$—
Exercisable at end of period	3,657,550	$2.28	6.99	$3,839,725

At March 31, 2024, the Company had Plan Options to purchase 3,657,550 shares of common stock that were exercisable. The total intrinsic value of options exercisable at March 31, 2024, was $3,839,725. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) and at March 31, 2024 (for outstanding options), less the applicable exercise price.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY (Continued)

Common Stock Purchase Warrants

A summary of the status of the Common Stock Purchase Warrants outstanding at March 31, 2024, is presented below:

	Warrants Outstanding				Warrants Exercisable
	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$0.53	471,698	1.41		471,698	1.41
	$0.65	741,274	3.25		741,274	3.25
	$1.14	1,189,036	3.98		1,189,036	3.98
Total		2,402,008	3.25	$0.87	2,402,008	3.25	$0.87

A summary of the warrants outstanding at March 31, 2024, and changes since July 1, 2023, are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at beginning of period	3,548,302	$0.73	4.80
Granted	2,805,050	$0.65	3.25
Exercised	(3,951,344)	$0.59	—
Cancelled/Expired	—	$—	—
Outstanding and exercisable at end of period	2,402,008	$0.87	3.25

At March 31, 2024, the Company had 2,402,008 exercisable Common Stock Purchase Warrants outstanding. The total intrinsic value of warrants exercisable at March 31, 2024, was $4,277,992. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) and at March 31, 2024 (for outstanding warrants), less the applicable exercise price.

Restricted Stock Awards (RSA)

The Company recognized stock-based compensation expense related to RSAs of $535,009 and $1,068,865 for the three and nine months ended March 31, 2024, respectively. The restricted stock awards are related to a grant of 1,000,000 shares of restricted stock with a 3-year vesting period made to a director as consideration for advisory services, with a total value of $2,760,000. At March 31, 2024, the Company had $1,691,135 of unrecognized stock-based compensation expense remaining to be amortized.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Commitments

On July 9, 2018, the Company entered into a consulting agreement with G-Tech Bio, LLC, a California limited liability company (“G-Tech”) to assist the Company with the development of the gene therapy and cell therapy modalities for the prevention, treatment, and amelioration of HIV in humans, and with the development of a genetically enhanced Dendritic Cell for use as a wide spectrum platform for various diseases (including but not limited to cancers and infectious diseases) (the “G-Tech Agreement”). G-Tech was entitled to consulting fees for 20 months, with a monthly consulting fee of not greater than $130,000 per month. Upon the completion of the 20 months, the monthly consulting fee of $25,000 continued for scientific consulting and knowledge transfer on existing HIV experiments until the services were no longer being rendered or the G-Tech Agreement is terminated. As of May 25, 2022, the consultant was no longer able to render services; therefore, no expense was incurred for the three and nine months ended March 31, 2024 and 2023.

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

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. The Company paid zero under the HBV License Agreement in the three and nine months ended March 31, 2024, and 2023. The Company has filed a claim against the Licensors, which includes certain payments it made related to this license (see Contingencies sub-section below).

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — COMMITMENTS AND CONTINGENCIES (Continued)

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

Shares held for non-consenting shareholders – The 17,414 remaining shares of Common Stock related to the Acquisition of Renovaro Denmark have been reflected as issued and outstanding in the accompanying financial statements. There were zero shares of Common Stock issued to such non-consenting stockholders during the three and nine months ended March 31, 2024 (see Note 8.)

Service Agreements –The Company maintains employment agreements with certain senior staff in the ordinary course of business.

Contingencies

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice, but the Chow action remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company has filed a motion to dismiss the amended complaint, but expresses no opinion as to the likelihood of a favorable outcome.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — COMMITMENTS AND CONTINGENCIES (Continued)

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

On December 4, 2023, the Defendants answered the Company’s First Amended Complaint and G Tech and SRI filed a Cross-Complaint. In the Cross-Complaint, G Tech and SRI seek declaratory and injunctive relief related to certain agreements between G Tech, SRI, and the Company, including, inter alia, a declaration that the Framework Agreement, effective as of November 15, 2019, the Statement of Work & License Agreement, effective as of January 31, 2020, and the Statement of Work and License Agreement for Influenza and Coronavirus Indications, effective as of April 18, 2021, have been terminated and the Company has no rights to any license under such agreements. Trial is currently scheduled to begin on March 3, 2025. The Company denies these allegations and intends to vigorously defend against the cross claims while pursuing its claims against the Defendants.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — COMMITMENTS AND CONTINGENCIES (Continued)

On March 1, 2021, the Company’s former Chief Financial Officer, Robert Wolfe and his company, Crossfield, Inc., filed a Complaint in the U.S. District Court for the District of Vermont against the Company, Renovaro Biosciences Denmark ApS, and certain directors and officers. In the Complaint, Mr. Wolfe and Crossfield, Inc. asserted claims for abuse of process and malicious prosecution, alleging, inter alia, that the Company lacked probable cause to file and prosecute an earlier action, and sought millions of dollars of compensatory damages, as well as punitive damages. The allegations in the Complaint relate to an earlier action filed by the Company and Renovaro Biosciences Denmark ApS in the Vermont Superior Court, Orange Civil Division. On March 3, 2022, the Court partially granted the Company’s motion to dismiss, dismissing the abuse of process claim against all defendants and all claims against Mark Dybul and Henrik Grønfeldt-Sørensen. On November 29, 2022, the Company filed a motion for summary judgment with respect to the sole remaining claim of malicious prosecution. On August 24, 2023, the Court denied the motion for summary judgment. Trial is currently scheduled to begin on July 15, 2024. The Company denies the allegations set forth in the Complaint and will continue to vigorously defend against the remaining claim.

On June 7, 2023, Weird Science LLC (“Weird Science”), Wittekind, the William Anderson Wittekind 2020 Annuity Trust, the William Anderson Wittekind 2021 Annuity Trust, the Dybul 2020 Angel Annuity Trust, and the Ty Mabry 2021 Annuity Trust (collectively, the “Trusts”) (collectively, “Plaintiffs”) filed a Verified Complaint against the Company in the Court of Chancery of Delaware. In the Verified Complaint, Plaintiffs alleged that the Company breached the February 16, 2018 Investor Rights Agreement between the Company, Weird Science, and RS Group ApS (the “Investor Rights Agreement”). According to the Verified Complaint, the Investor Rights Agreement required the Company to (i) notify all “Holders” of “Registrable Securities” at least 30 days prior to filing a registration statement and (ii) afford such Holders an opportunity to have their Registrable Securities included in such registration statement. Plaintiffs alleged that the Company breached these registration rights by failing to provide the required notice in connection with S-3 registration statements filed by the Company on July 13, 2020 and February 11, 2022. The Company moved to dismiss the Verified Complaint on September 15, 2023.

On December 4, 2023, in lieu of opposing the motion to dismiss, Plaintiffs filed a Verified First Amended Complaint (“FAC”). In the FAC, Plaintiffs assert claims against the Company and others for purported breaches of the Investor Rights Agreement, fraud, tortious interference with a contract, and several other torts. Plaintiffs seek compensatory, exemplary, and punitive damages, as well as certain declaratory relief, specific performance, and pre- and post-judgment interest, costs, and attorneys’ fees. The Company filed a motion to dismiss the FAC on December 18, 2023. The Company denies Plaintiffs’ allegations and intends to vigorously defend against the claims.

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

On January 23, 2024, Weird Science and Wittekind filed a shareholder derivative action in the United States District Court for the Central District of California against certain officers, directors, and investors of the Company, as well as other defendants. The Verified Stockholder Derivative Complaint (“Derivative Complaint”) alleges, among other claims, violations of Section 13(d) and 14(a) and Rules 10b-5(a), 10b-5(c) and 14a-9 of the Exchange Act of 1934. The Derivative Complaint also includes claims of breach of fiduciary duty, corporate waste, unjust enrichment, and contribution/indemnification. Weird Science and Wittekind seek unspecified compensatory, exemplary and punitive damages and certain injunctive relief. Simultaneously with the Derivative Complaint, Weird Science and Wittekind filed an emergency Ex Parte Application for Temporary Restraining Order (“Application”) asking the Court to enjoin a special meeting of the Company’s stockholders noticed for January 25, 2024. As the basis for the Application, Weird Science and Wittekind recited many of the same allegations as in the Derivative Complaint. The Court denied the Application on January 24, 2024. The defendants have not yet responded to the Derivative Complaint. The Company denies the allegations in the Derivative Complaint and intends to vigorously defend against the claims asserted therein.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — RELATED PARTY TRANSACTIONS

As of March 31, 2024, the Company has accrued $111,750 of compensation related expenses for the Company’s Chief Executive Officer, Mark Dybul, related to budget constraints.

On March 26, 2024, the Company issued a Promissory Note to Paseco ApS, a Danish entity and greater than 5% shareholder, in the principal amount of $160,000. The Note bears an interest rate of 10% per annum and was to mature on May 1, 2024. On May 1, 2024, the Company and Paseco ApS entered into an amendment to the Promissory Note to extend that maturity to July 1, 2024 (the “Maturity Date”). The Company is required to pay interest on the maturity date. As of March 31, 2024, the Company accrued $215 of interest expense that is included in accrued expenses on the balance sheet. The Note balance at March 31, 2024 is $160,000 (see Note 7.)

On February 16, 2024, the Company received an exercise notice from RS Bio to exercise 471,699 warrants outstanding at an exercise price of $0.53 per share. The holder applied $250,000 of one of its outstanding note payable balance to the exercise price (see Note 7.)

On February 16, 2024, the Company received an exercise notice from Paseco ApS to exercise 2,953,700 warrants outstanding with exercise prices ranging from $0.53 to $0.65 per share. The proceeds of $1,750,000 were immediately applied to the outstanding note payable balance (see Note 7.)

On February 5, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263. The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The Note bears an interest rate of 12% per annum and matured on March 1, 2024 (the “Maturity Date”). The obligations under this Note are secured by the Amended and Restated Security Agreement (discussed below). The Company is required to pay interest on the maturity date. For the three and nine months ended March 31, 2024, discount amortization of $5,263 was charged to interest expense. As of March 31, 2024, the Company accrued $3,158 of interest expense that is included in accrued expenses on the balance sheet. The Note balance, net of discount at March 31, 2024 is $105,263 (see Note 7.)

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315 (the “January 2024 Note”). The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The January 2024 Note bears an interest rate of 12% per annum and shall mature on March 1, 2024 (the “Maturity Date”). The Company is required to pay interest on the maturity date. For the three and nine months ended March 31, 2024, discount amortization of $26,315 was charged to interest expense. As of March 31, 2024, the Company accrued $15,789 of interest expense that is included in accrued expenses on the balance sheet. The January 2024 Note balance, net of discount at March 31, 2024 is $526,315 (see Note 7.) In connection with the entry into the January 2024 Note, the Company and Paseco ApS agreed to amend and restate the Security Agreement (see Note 7) to add the Company’s obligations under the November 2023 Note and the January 2024 Note to the Secured Obligations (as defined in the Amended and Restated Security Agreement).

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000 (the “November 2023 Note”). The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the Note. The Note bears an interest rate of 12% per annum and shall mature on January 1, 2024 (the “Maturity Date”). The Company is required to pay interest on the maturity date (see Note 7.)

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — RELATED PARTY TRANSACTIONS (Continued)

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

On August 1, 2023, RS Bio, purchased in a Private Placement 70,126 of the Company’s Units at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $500,000. Mr. Rene Sindlev, the Chairman of the Company’s Board of Directors, holds the sole voting and disposition power of the shares owned by RS Bio. The Board of Directors (excluding Mr. Sindlev) approved the participation of certain officers and directors of the Company in the Private Placement on identical terms as the other investors of the Private Placement (see Note 8.)

On August 1, 2023, Paseco ApS, in connection with the Private Placement, converted $2,000,000 of its Promissory Note into 280,505 of the Company’s Units at a price per Unit equal to $7.13. In addition, Paseco ApS purchased in the Private Placement 63,114 of the Company’s Units at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $450,000. As a result of participation in the Private Placement, Paseco ApS was deemed to be an affiliate of the Company (see Note 7.)

The Company currently has a consulting agreement with Paseco ApS for business advisory services since December of 2019. For the three and nine months ended March 31, 2024 the Company issued zero and 1,000,000 restricted common shares as payment for services rendered thereunder.

The Company currently has a consulting agreement with Paseco for business advisory services that commenced in December of 2019. For the three and nine months ended March 31, 2024 the Company issued zero and 1,000,000 restricted common shares, respectively, for services provided.

The information set forth above in Note 7—Debt—Notes Payable—Promissory Note relating to the Promissory Note issued to Paseco ApS is incorporated herein by reference.

NOTE 11 — ACQUISITION

On September 28, 2023, the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with GEDi Cube Intl Ltd., a private company formed under the laws of England and Wales (“GEDi Cube”) to acquire 100% of the equity interests of GEDi Cube from its equity holders (the “Sellers”). On September 28, 2023, the Board of Directors of the Company, and the board of managers of GEDi Cube unanimously approved the Purchase Agreement and on January 25, 2024, the shareholders of the Company approved the issuance of the shares of Common Stock pursuant to the Purchase Agreement. The acquisition adds complementary product candidates and technologies from GEDi Cube and may accelerate the Company's product development and therapeutic approaches for cancer and other diseases.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — ACQUISITION (Continued)

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

The transaction was accounted for in accordance with the provisions of ASC 805-10 - Business Combinations. As a result of the issuance of the Closing Consideration on the Closing Date and based on the number of shares of Common Stock outstanding as of the Closing Date, the Sellers held approximately 49% of the issued and outstanding shares of Common Stock immediately following the closing of the Transaction and the conversion of the Series A Convertible Preferred Stock.

The assets acquired and liabilities assumed are recognized provisionally in the accompanying condensed consolidated balance sheets at their estimated fair values as of the acquisition date. The initial accounting for the business combination is not complete as the Company is in the process of obtaining additional information for the valuation of acquired intangible assets and deferred tax liabilities. The provisional amounts are subject to change to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. Under U.S. GAAP, the measurement period shall not exceed one year from the acquisition date and the Company will finalize these amounts no later than February 13, 2025. The estimated fair values as of the acquisition date are based on information that existed as of the acquisition date. During the measurement period the Company may adjust provisional amounts recorded for assets acquired and liabilities assumed to reflect new information that the Company has subsequently obtained regarding facts and circumstances that existed as of the acquisition date.

The acquisition-date fair value of the consideration transferred totaled approximately $156 million, which consisted of the following:

Common stock	$136,001,631
Contingent consideration	20,557,500
Total consideration transferred	$156,559,131

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — ACQUISITION (Continued)

The fair value of the Company’s common shares issued as consideration was based on the closing price of the Company’s common stock as of the Acquisition Date. The fair value determination of the contingent consideration is further detailed in Note 3 to these condensed consolidated financial statements.

The following table details the provisional fair values of the assets acquired and liabilities assumed at the acquisition date:

Cash	$65,851
Prepaid & Other Assets	151,544
Fixed Assets	16,243
Operating lease ROU	624,366
In-process research and development	10,684,091
Total Assets Acquired:	11,542,095

Accounts Payable	583,577
Accrued Expenses	722,509
Operating Lease liability	624,367
Notes Payable	1,832,460
Deferred tax liabilities	2,756,495
Total Liabilities Assumed	6,519,408
Net Assets Acquired	5,022,687

Goodwill	151,536,444
Total Consideration	$156,559,131

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Gedi Cube. None of the goodwill is expected to be deductible for income tax purposes.

The fair values of the acquired tangible and intangible assets were determined using variations of the income approach. The income approach valuation methodology used for the intangible assets acquired makes use of Level 3 inputs.

The in-process research and development acquired represents know-how and intellectual property being developed by GEDi Cube pertaining to its diagnostic platform currently being developed. The fair value of this asset was determined based on a cash flow model with forecasted revenues and expenses specifically tied to the diagnostic platform. Those cash flows were then discounted at 19.2% over the life of the projections. The discount rate was determined by the use of a weighted average return on assets analysis.

The Company recognized approximately $1.2 million of acquisition related costs that were expensed during the period ended March 31, 2024. These costs are included in “selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

The amounts of revenue and loss of GEDi Cube, included in the Company’s consolidated statements of operations from the Closing Date through March 31, 2024 are as follows:

Revenues	$—
Net loss	$(398,597)

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — ACQUISITION (Continued)

Consolidated unaudited pro forma information:

The following consolidated pro forma information assumes that the acquisition of Renovaro Cube took place on July 1, 2023 for the statement of operations for the nine-month period ended March 31, 2024. These amounts have been estimated after applying the Company’s accounting policies:

Revenues	$—
Net loss	$(33,622,997)

NOTE 12 — SUBSEQUENT EVENTS

On April 5, 2024, the Company issued 33,760 shares of common stock for consulting services valued at $94,190.

On April 9, 2024, the Company issued a Promissory Note to Paseco ApS in the principal amount of $150,000. The Note bears an interest rate of 10% per annum and shall mature on June 1, 2024 (the “Maturity Date”). The Company is required to pay interest on the Maturity Date.

From April 15, 2024, to May 7, 2024, the Company issued Promissory Notes to Paseco ApS in the aggregate principal amount of $855,149. The Company received $855,149 in proceeds. The Notes bear an interest rate of 10% per annum and shall mature on July 1, 2024 (the “Maturity Date”). The Company is required to pay interest on the Maturity Date.

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

Our Business

Renovaro Inc. operates in two subsidiaries, Renovaro Biosciences and RenovaroCube. RenovaroCube was created upon our acquisition of GediCube Itnl. Ltd. and its wholly-owned subsidiary GediCube, BV, which closed on February 13, 2024.

Renovaro Biosciences

Renovaro Biosciences is a biotechnology company committed to developing advanced allogeneic cell and gene therapies to promote stronger immune system responses potentially for long-term or life-long cancer remission in some of the deadliest cancers, and potentially to treat or cure serious infectious diseases such as Human Immunodeficiency Virus (HIV) and Hepatitis B Virus (HBV) infections. As a result of our acquisition of GEDi Cube on February 13, 2024, we have also expanded our technology pipeline to include diagnostic related services with an early emphasis on the detection of cancer.

Our Product Development strategy related to our allogeneic cell and gene therapies is anchored in the use of “non-self” or allogeneic cells that enhance the immune response that we seek to elicit.

Over the past several years, Renovaro Biosciences has evolved from a company with a single product candidate as a potential cure for HIV (RENB-HV12 and RENB-HV21), a pipeline for Hepatitis B Virus (HBV) (RENB-HB01), and with a significant expansion into cancer immune therapies to address high unmet needs from difficult-to-treat solid tumors (RENB-DC11.)

The oncology platform is now at the forefront of our development activities, beginning with pancreatic cancer and other solid tumors with poor life expectancy, such as triple negative breast, second-line liver, head, neck, and oral among other possible targets.

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

Renovaro Biosciences responds quickly to new data and perceived development opportunities and risk assessments. Based on the maturation of our pipelines, the Company makes business decisions to prioritize the programs that could move more rapidly through development and commercial processes.

Therapeutic Platforms

Renovaro Bioscience’s general approach with gene- and/or cell-therapy is to train the immune system to allow a person to better fight diseases. Our vision is for a world free from toxic chemotherapy and healthy longevity for those with cancer and other diseases. Renovaro Biosciences is leveraging general principles and advances in the knowledge of the immune response to engineer cells with enhanced attributes to promote the recognition and elimination of diseased cells.

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

We believe that the combination of off-the-shelf allogeneic cells, combined with genetic modifications designed to enhance immune signaling, could potentially generate therapeutic candidates that have unique attributes that will increase the likelihood of clinical success.

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

Based on learnings from literature reviews of ongoing clinical development for solid tumors, and recent advances in immune modulation, we have designed an innovative therapeutic vaccination platform that could potentially be used to induce life-long remission from some of the deadliest solid tumors. The survival rate in pancreatic cancer is currently only 5 to 10 percent at 5 years.

Initial preclinical in vitro and proof of concept in vivo studies have been compelling. The platform is designed to enable broad immune enhancements that are combined with cancer specific antigens that could be applicable to a wide range of solid tumors. We initially plan to target pancreatic cancer. Other potential targets for later development could include triple-negative breast cancer, liver or mesothelioma amongst many. Similar to our approach with HIV, RENB-DC11 would potentially allow for outpatient therapy without wiping out or significantly impairing the patient’s immune system often associated with standard of care chemotherapies.

Renovaro Biosciences has initiated a collaboration with Dr. Anahid Jewett from UCLA to study further the in vitro and in vivo effectiveness of the approach in pancreatic cancer. Dr. Jewett created an innovative pancreatic cancer mouse model that comprises the human immune system repertoire in combination with human cancer cells implanted in the corresponding anatomical location found in human cancer. Multiple experiments in different humanized mouse models are consistently showing with only one regimen cycle of therapy (2 injections in mice, likely 5-6 in human) - what Dr. Jewett calls “the Holy Grail of cancer research” with now seven independent animal studies:

1.	Consistent superior therapeutic effect compared to mainstream cancer vaccine approach and other control dendritic cell therapies

2.	Significant infiltration of effector immune cells into the tumor

3.	Significant peripheral T and NK cell immune activation

4.	Primary tumor reduction and no metastases

5.	Effective in early stage and late-stage cancer

The confirming reproducibility and robustness of the therapeutic response in an aggressive form of human pancreatic cancer in several models is promising. We received FDA input from pre-IND interactions which helped solidify our IND-enabling plan as well as our investigational plan. We are now fully committed to process development/improvements and IND-enabling activities. We believe that we can complete IND-enabling activities in the second half of 2024 which if successful, would enable the start of clinical trials in humans during the first half of 2025. The investigational plan discussed with the FDA includes phase 1 safety testing broadly in all solid tumor types, followed by a phase 2a focusing on a few solid tumor types that are difficult to treat and have poor life expectancy, for example triple negative breast, second-line liver, and head and neck cancers. Phase 2b would expand cohorts in cancers with the strongest response in phase 2a.

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

Renovaro Biosciences is developing RENB-HV12 that utilizes a novel cellular and immunotherapy approach that could potentially provide therapeutic vaccines for HIV. A non-human study of the therapeutic vaccine in primates at the Fred Hutchinson Cancer Research Center is ongoing. Animals began receiving the first injections of the potential therapeutic vaccine in August, 2023. Preliminary results assessment may potentially be available in the second half of 2024. A Pre-IND request could be submitted in the first half of 2025, with IND submission and the beginning of Phase I clinical trials by mid- to end-2025.

RENB-HV21: Immunotherapy with Allogeneic NK/GDT Cells

Allogeneic Cell Therapy Platform - Pre-IND conducted - Advanced Pre-Clinical with Human Data through a Collaboration

We are also exploring RENB-HV21, an innovative treatment for HIV with allogeneic Natural Killer (NK) and Gamma Delta T-Cells (GDT). It is believed that the GDT cells, a small subset of immune cells that can be infected with HIV, could both be infected by, and be a key factor in controlling the virus. The initial scientific findings were presented during the American Society of Gene & Cell Therapy (ASCGT) Annual Meeting in 2021. We have an exclusive license to use the underlying patent to develop RENB-HV21 for potential treatment or cure of HIV. A successful investigator-initiated Pre-IND was completed in October 2021. However, due to a shift in priorities to the Oncology pipeline, Renovaro Biosciences does not plan to pursue the IND and potential clinical trial in the medium- to long-term.

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

Renovaro Cube

Renovaro Cube (“RenCube”) is an artificial intelligence driven healthcare technology company focused on developing diagnostic tests and test kits that would analyze samples derived from non-invasive liquid biopsy procedures for the early detection of cancer, disease recurrence, treatment selection and monitoring of treatment in cancer. RenCube is developing a proprietary platform that will analyze genetic information using “Explainable AI” (as defined below) to provide earlier and more accurate cancer diagnosis. This platform applies a multi-omics approach to search for individual biomarkers that are present even in asymptomatic patients. RenCube’s process also generates biomarker panels, which are used for training models per cancer type and per clinical application, and are integrated into a machine learning library referred to as a “Cube” to facilitate accurate diagnosis. The “Cube” will become more effective and accurate over time due to retraining of its models on the enriched database of molecular data.

RenCube also aims to utilize and commercialize its proprietary platform RenCube for use in developing products and services by third parties aimed at (i) early cancer characterization, (ii) personalized treatment selection, (iii) tracking response to therapies, (iv) recurrence detection, and (v) ultimately, drug discovery.

As part of RenCube’s dedication to the development of early cancer detection blood tests it expects to develop partnerships with third-party laboratories across the United Kingdom, the Netherlands, Europe and the United States. In particular, RenCube is focused on developing diagnostic tests and test kits that make use of non-invasive liquid biopsy samples.

Renovaro Cube’s Strategy

RenCube’s product development focuses on four core areas:

●	Early Detection. Multi-cancer early detection (“MCED”) blood tests are advanced diagnostic tools that analyze cell-derived molecules present in the bloodstream. These tests specifically look for genetic mutations, epigenetic alterations, cell-free DNA fragment patterns, gene expressions, proteomic patterns or other genetic alterations of these tumor-derived molecules, which can indicate the presence of cancer cells. By examining the molecules shed from cancer cells, MCED tests aim to detect cancer at an early stage employing a non-invasive blood test.

●	Recurrence of cancer. A recurrence refers to the return of cancer after a period of remission. A cancer recurrence happens because, in spite of the efforts to eradicate the cancer, some cells may remain, which grow and eventually cause symptoms. In rare instances, a patient may develop a new cancer that’s completely unrelated to the originally diagnosed cancer, which is referred to as a second primary cancer.

●	Response to treatment. Most cancer treatments that are currently available are only effective in 30-40% of the cases. In life threatening cases these patients only have one option and therefore reduce their chances of survival significantly. Particularly, in patients with cancer, it is critical to be the ‘first time right’. RenCube aims to develop a new array of diagnostic products that can accurately identify patients that are going to respond or fail to a certain drug thereby facilitating personalized treatment.

●	Treatment monitoring. Current imaging modalities, while valuable, may not be sensitive enough to capture subtle changes in tumor size to guide treatment adjustments effectively. Furthermore, the cost and availability of these imaging techniques can pose barriers to frequent monitoring, potentially delaying necessary interventions. RenCube aims to develop non-invasive liquid biopsy tests that will provide real-time accurate feedback on tumor response thereby empowering clinicians to personalize treatment plans, optimize outcomes, and minimize unnecessary interventions, ultimately improving patient care and quality of life.

Renovaro Cube’s Technology and Techniques

RenCube’s AI technology aims to address three critical facets of medical needs within the domain of cancer diagnosis:

●	type-specific cancer detection;

●	pan-cancer detection; and

●	personalized treatment

The foundational architecture of RenCube’s AI technology will be engineered to facilitate comprehensive pan-cancer analysis through its extensive record of informative biomarkers discovered across a diverse array of cancer types. This comprehensive repository empowers RenCube’s technology to swiftly cross-reference biomarkers and explore molecular commonalities and distinctions that span multiple tumor categories.

Uses of RenCube’s AI Technology

RenCube’s AI platform will be an enterprise software platform that is distinguished from its competitors’ technology by its core attributes encompassing AI-guided analysis and meticulous record-keeping of data handling procedures within audit trails, logs, and data discoveries. RenCube is designing this technology to support and validate every phase of the process, from the initial handling of raw data to the creation of essential biomarker panels. RenCube’s AI platform may also facilitate the integration of data originating from diverse sources, including public databases and collaborative partnership data.

 AI-Assisted Diagnostics

The process of biomarker discovery facilitated by RenCube’s AI technology has yielded a set of biomarkers that enables scrutiny of the genomic distinctions and commonalities inherent in diverse cancer types. This biomarker set may support the diagnosis of cancers when their type or origin remains unidentified.

In addition to this role in biomarker discovery and the development of diagnostic tests, RenCube’s AI technology will integrate AI-guided molecular profiling of patient samples to generate diagnostic patient reports. These diagnostic reports reflect the outcomes of molecular profiling, coupled with interpretations provided by RenCube’s team, to facilitate the process of cancer diagnostics by a qualified healthcare provider, who can consider these reports in the context of a patient’s medical history, clinical signs, and symptoms, among other factors.

Panel Mining

The unique panel mining technique in RenCube’s technology repeatedly investigates genes to identify relevant biomarkers. The proprietary technique in RenCube’s technology not only searches for individual biomarkers, but also integrates validated panels for different cancer types into the “Cube” machine learning library. This process enables precision diagnosis, by including one cancer and excluding others on the basis of statistically, scientifically and clinically validated machine-learning panels.

Explainable AI

The term “Explainable AI” refers to the ability of an artificial intelligence system or model to provide human-understandable explanations for its decision-making process or predictions. This feature aims to bridge the gap between the “black box” nature of many AI algorithms and the need for transparency, interpretability, and accountability in AI applications.

RenCube believes that Explainable AI is crucial for ensuring transparency, fairness, and accountability in AI systems. RenCube’s AI platform includes Explainable AI by design. All data points, calculations and results are traceable, and all calculations are verifiable and reproducible with the same result.

Differential Diagnosis

Diseases like cancer are very homogenous, meaning that markers like TP53 or BRCA are expressed with multiple cancers. To address this homogeneity, differential diagnosis distinguishes between two or more conditions or diseases that share similar signs, symptoms or characteristics. The goal of differential diagnosis is to consider and evaluate all possible diagnoses for the patient’s symptoms to determine the most likely cause. Differential diagnosis therefore aims to identify the underlying condition accurately and guide appropriate treatment and management strategies.

Corporate History

We were incorporated under the laws of the State of Delaware on January 18, 2011, under the name Putnam Hills Corp. and in 2014 we merged with and changed our name to DanDrit Biotech USA, Inc. In 2018, we acquired Enochian Biopharma and changed our name to Enochian BioSciences Inc. In August 2023, the Company changed its corporate name to Renovaro Biosciences Inc. On February 13, 2024, the Company changed its corporate name to Renovaro Inc. On February 13, 2024, Renovaro Inc. acquired Renovaro Cube Intl Ltd and its subsidiaries, in which Renovaro Cube became a wholly-owned subsidiary of Renovaro Inc.

Going Concern and Management’s Plans

The financial statements included elsewhere herein for the period ended March 31, 2024, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of March 31, 2024, we had cash and cash equivalents of $312,697, an accumulated deficit of $274,757,816 and a working capital deficit of $19,654,098 and total liabilities of $43,683,784. We have incurred significant losses from continuing operations, have used cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has reduced overhead and administrative costs by streamlining the organization to focus around two of its therapies (oncology and a HIV therapeutic vaccine) and investment in the development and validation of our AI driven cancer diagnostics platform. The Company has tailored its workforce to focus on these therapies. In addition, the Company intends to attempt to secure additional required funding through equity or debt financing. However, there can be no assurance that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Funding that we may receive during the fiscal year 2024 is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates, and to begin building working capital reserves.

Results of Operations for the three and nine months ended March 31, 2024, compared to the three and nine months ended March 31, 2023

The following table sets forth our revenues, expenses and net loss for the three and nine months ended March 31, 2024 and 2023. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Increase/(Decrease)		March 31,		Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Operating Expenses
General and administrative	$7,652,379	$3,796,057	$3,856,322	102%	$19,558,981	$12,365,960	$7,193,021	58%
Research and development	1,087,156	239,137	848,019	355%	2,274,321	3,170,471	(896,150)	(28)%
Intangible assets impairment	8,421,000	—	8,421,000	100%	8,421,000	—	8,421,000	100%
Depreciation and amortization	30,305	28,242	2,063	7%	90,727	85,487	5,240	6%
Total Operating Expenses	17,190,840	4,063,436	13,127,404	323%	30,345,029	15,621,918	14,723,111	94%
LOSS FROM OPERATIONS	(17,190,840)	(4,063,436)	(13,127,404)	323%	(30,345,029)	(15,621,918)	(15,299,606)	94%
Other Income (Expenses)
Loss on extinguishment of debt	—	—	—	—%	(120,018)	—	(120,018)	100%
Loss on extinguishment of contingent consideration liability	—	—	—	—%	—	(419,182)	419,182	(100)%
Change in fair value of contingent consideration	486,500	—	486,500	100%	486,500	—	486,500	100%
Interest expense	(303,802)	(122,289)	(181,513)	148%	(758,057)	(310,766)	(447,291)	144%
Interest and other income (expense)	(16,272)	(142,571)	126,299	(89)%	8,041	(133,938)	141,979	(106)%
Total Other Income (Expense)	166,426	(264,860)	431,286	(163)%	(383,534)	(863,886)	480,352	(56)%
NET LOSS	$(17,024,414)	$(4,328,296)	$(12,696,118)	293%	$(30,728,563)	$(16,485,804)	$(14,242,759)	86%

Revenues

We are a pre-revenue, pre-clinical biotechnology and artificial intelligence driven healthcare technology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the three months ended March 31, 2024 and 2023, were $17,190,840 and $4,063,436 respectively, representing an increase of $13,127,404 or approximately 323%. The increase in operating expenses primarily relates to the increase in general and administrative expenses of $3,856,322, the increase in research and development expenses of $848,019 and an indefinite life intangible assets impairment charge of $8,421,000.

Our operating expenses for the nine months ended March 31, 2024 and 2023, were $30,345,029 and $15,621,918 respectively, representing an increase of $14,723,111, or approximately 94%. The increase in operating expenses primarily relates to the increase in general and administrative expenses of $7,193,021, and the indefinite life intangible assets impairment charge of $8,421,000, partially offset by the decrease in research and development expenses of $896,150.

General and administrative expenses for the three months ended March 31 2024, and 2023, were $7,652,379 and $3,796,057, respectively, representing an increase of $3,856,322 or approximately 102%. The variance is related to an increase in legal expenses of $1,552,970, non-cash stock-based compensation of $785,396, non-cash consulting fees of $544,657, accrued expenses related to the GEDi Cube acquisition of $797,203, investor relations expenses of $264,344, marketing expenses of $148,827, and compensation and related expenses of $97,528, partially offset by a decrease in accounting fees of $466,145.

General and administrative expenses for the nine months ended March 31, 2024, and 2023, were $19,558,981 and $12,365,960, respectively, representing an increase of $7,193,021 or approximately 58%. The variance is related to an increase in non-cash consulting fees of $4,570,000, non-cash stock-based compensation of $922,492, accrued expenses related to the GEDi Cube acquisition of $797,203, legal expenses of $693,473, investor relations expenses of $505,395, consulting expenses of $447,407, marketing expenses of $270,010, rent expenses of $156,626, and insurance expenses of $127,628, partially offset by a decrease in accounting fees of $403,538.

Research and development expenses for the three months ended March 31, 2024, and 2023, were $1,087,156 and $239,137, respectively, representing an increase of $848,019 or approximately 355%. The variance is primarily driven by an increase of $584,912 in collaborating partner expenses with CDMO and CROs, $115,616 in consumables related to pre-clinical testing and $150,811 in consulting expenses related to regulatory and outsourced consultants.

Research and development expenses for the nine months ended March 31, 2024, and 2023, were $2,274,321 and $3,170,471, respectively, representing a decrease of $896,150 or approximately 28%. The variance is primarily driven by a decrease of $1,603,896 in collaborating partner expenses with CDMO and CROs related to discontinued product candidates, partially offset by an increase in consumables of $355,235 and consulting expenses of $351,466.

Intangible assets impairment expense for the three and nine months ended March 31, 2024, was $8,421,000. This was due to the termination of the HV-01 license agreement in which the Company abandoned the development of a technology included in its IPR&D and recorded an impairment of $8,421,000 in the period ended March 31, 2024.

The Company recorded other income of $166,426 for the three months ended March 31, 2024, compared to other expense of $264,860 for the three months ended March 31, 2023, representing a decrease in other expense of $431,286 or 163%. The variance is primarily due to an increase of $486,500 in change in fair value of contingent consideration following the acquisition of GEDi Cube.

The Company recorded other expense of $383,534 for the nine months ended March 31, 2024, compared to other expense of $863,886 for the nine months ended March 31, 2023, representing a decrease in other expense of $480,352 or 56%. The variance is primarily due to the loss on extinguishment of contingent consideration liability of $419,182 in the prior period, and an increase of $486,500 in change in fair value of contingent consideration in the current period, partially offset by an increase of $447,291 in interest expense in the current period.

Net Loss

Net loss for the three months ended March 31, 2024, and 2023, was $17,024,414 and $4,328,296, respectively, representing an increase in net loss of $12,696,118 or approximately 293%. The increase in net loss was primarily due to the indefinite life intangible assets impairment charge of $8,421,000 and an increase in general and administrative expenses of $3,856,322.

Net loss for the nine months ended March 31, 2024, and 2023, was $30,728,563 and $16,485,804, respectively, representing an increase in net loss of $14,242,759 or approximately 86%. The increase in net loss was primarily due to the indefinite life intangible assets impairment charge of $8,421,000 and an increase in general and administrative expenses of $7,193,021.

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

As noted above under the heading “Going Concern and Management’s Plans,” through March 31, 2024, we have incurred substantial losses. We will need additional funds for (a) research and development, (b) increases in personnel, (c) the purchase of equipment, specifically to advance towards an Investigational New Drug Application (IND) following Pre-IND readouts from the FDA for RENB-DC11, RENB-HV12, RENB-HV21 and RENB-HB01 and (d) investment in the development and validation of our AI driven cancer diagnostics platform. The availability of any required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are currently involved or in the future may be involved could adversely affect our liquidity and financial position. We may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of March 31, 2024, the Company had $312,697 in cash and working capital of $(19,654,098) as compared to $1,874,480 in cash and working capital of $(8,457,693) as of June 30, 2023, a decrease of 83% and 132%, respectively.

Assets

Total assets at March 31, 2024, were $212,279,340 compared to $58,300,796 as of June 30, 2023. The increase in total assets was primarily due to the increase in goodwill of $152,546,852 from the acquisition of Renovaro Cube.

Liabilities

Total liabilities at March 31, 2024, were $43,683,784 compared to $11,798,685 as of June 30, 2023. The increase in total liabilities was primarily related to increases of $20,071,000 in contingent consideration liability, $3,031,803 in accrued expenses, $2,693,808 in accounts payable, $3,700,694 in convertible notes payable, net of discount and $2,774,856 in deferred tax liability offset by a decrease of $1,206,326 in notes payable, net of discount.

The following is a summary of the Company’s cash flows (used in) or provided by operating, investing, and financing activities:

	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
Net Cash Used in Operating Activities	$(8,557,649)	$(9,512,937)
Net Cash Used in Investing Activities	(1,206,806)	(23,633)
Net Cash Provided by Financing Activities	8,050,737	3,267,008
Effect of exchange rates on cash	151,935	45,462
Change in Cash and Cash Equivalents	$(1,561,783)	$(6,224,100)

Cash Flows

Cash used in operating activities for the nine months ended March 31, 2024, and 2023 was ($8,557,649) and ($9,512,937), respectively. Cash used in operating activities during the current period primarily related to the net loss including $2,274,321 in research and development expenses for CDMO and CRO costs, along with approximately $10,477,101 in general and administrative expenses, net of non-cash items, partially offset by an increase in accounts payable of $2,693,808 and accrued expenses of $3,031,803 due to the timing of cash payments and a $216,293 increase in prepaid expenses.

Cash used in investing activities for the nine months ended March 31, 2024, and 2023 was ($1,206,806) and ($23,633), respectively. Cash used in investing activities during the current period primarily related to the issuance of notes receivable prior to the acquisition of Renovaro Cube totaling $1,193,000 in principal and $32,779 of interest accrued as of February 13, 2024.

Cash provided by financing activities for the nine months ended March 31, 2024, was $8,050,737 as compared to cash provided by financing activities of $3,267,008 during the nine months ended March 31, 2023. During the nine months ended March 31, 2024, the Company received net proceeds of $5,355,000 from issuance of notes payable, $3,000,000 from private placements and $341,865 from Common Stock warrants exercised, that were partially offset by $646,128 in repayment of a finance agreement.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company and used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiency is attributed to the Company not having adequate resources to address complex accounting matters. This control deficiency will be monitored, and attention will be given to this matter as we grow.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed above. We expect to be deficient in our disclosure controls and procedures until sufficient capital is available to hire the appropriate internal accounting staff.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2024, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice, but the Chow action remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company has filed a motion to dismiss the amended complaint, but expresses no opinion as to the likelihood of a favorable outcome.

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

On December 4, 2023, the Defendants answered the Company’s First Amended Complaint and G Tech and SRI filed a Cross-Complaint. In the Cross-Complaint, G Tech and SRI seek declaratory and injunctive relief related to certain agreements between G Tech, SRI, and the Company, including, inter alia, a declaration that the Framework Agreement, effective as of November 15, 2019, the Statement of Work & License Agreement, effective as of January 31, 2020, and the Statement of Work and License Agreement for Influenza and Coronavirus Indications, effective as of April 18, 2021, have been terminated and the Company has no rights to any license under such agreements. Trial is currently scheduled to begin on March 3, 2025. The Company denies these allegations and intends to vigorously defend against the cross claims while pursuing its claims against the Defendants.

On March 1, 2021, the Company’s former Chief Financial Officer, Robert Wolfe and his company, Crossfield, Inc., filed a Complaint in the U.S. District Court for the District of Vermont against the Company, Renovaro Biosciences Denmark ApS, and certain directors and officers. In the Complaint, Mr. Wolfe and Crossfield, Inc. asserted claims for abuse of process and malicious prosecution, alleging, inter alia, that the Company lacked probable cause to file and prosecute an earlier action, and sought millions of dollars of compensatory damages, as well as punitive damages. The allegations in the Complaint relate to an earlier action filed by the Company and Renovaro Biosciences Denmark ApS in the Vermont Superior Court, Orange Civil Division. On March 3, 2022, the Court partially granted the Company’s motion to dismiss, dismissing the abuse of process claim against all defendants and all claims against Mark Dybul and Henrik Grønfeldt-Sørensen. On November 29, 2022, the Company filed a motion for summary judgment with respect to the sole remaining claim of malicious prosecution. On August 24, 2023, the Court denied the motion for summary judgment. Trial is currently scheduled to begin on July 15, 2024. The Company denies the allegations set forth in the Complaint and will continue to vigorously defend against the remaining claim.

On June 7, 2023, Weird Science LLC (“Weird Science”), Wittekind, the William Anderson Wittekind 2020 Annuity Trust, the William Anderson Wittekind 2021 Annuity Trust, the Dybul 2020 Angel Annuity Trust, and the Ty Mabry 2021 Annuity Trust (collectively, the “Trusts”) (collectively, “Plaintiffs”) filed a Verified Complaint against the Company in the Court of Chancery of Delaware. In the Verified Complaint, Plaintiffs alleged that the Company breached the February 16, 2018 Investor Rights Agreement between the Company, Weird Science, and RS Group ApS (the “Investor Rights Agreement”). According to the Verified Complaint, the Investor Rights Agreement required the Company to (i) notify all “Holders” of “Registrable Securities” at least 30 days prior to filing a registration statement and (ii) afford such Holders an opportunity to have their Registrable Securities included in such registration statement. Plaintiffs alleged that the Company breached these registration rights by failing to provide the required notice in connection with S-3 registration statements filed by the Company on July 13, 2020 and February 11, 2022. The Company moved to dismiss the Verified Complaint on September 15, 2023.

On December 4, 2023, in lieu of opposing the motion to dismiss, Plaintiffs filed a Verified First Amended Complaint (“FAC”). In the FAC, Plaintiffs assert claims against the Company and others for purported breaches of the Investor Rights Agreement, fraud, tortious interference with a contract, and several other torts. Plaintiffs seek compensatory, exemplary, and punitive damages, as well as certain declaratory relief, specific performance, and pre- and post-judgment interest, costs, and attorneys’ fees. The Company filed a motion to dismiss the FAC on December 18, 2023. The Company denies Plaintiffs’ allegations and intends to vigorously defend against the claims.

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

On January 23, 2024, Weird Science and Wittekind filed a shareholder derivative action in the United States District Court for the Central District of California against certain officers, directors, and investors of the Company, as well as other defendants. The Verified Stockholder Derivative Complaint (“Derivative Complaint”) alleges, among other claims, violations of Section 13(d) and 14(a) and Rules 10b-5(a), 10b-5(c) and 14a-9 of the Exchange Act of 1934. The Derivative Complaint also includes claims of breach of fiduciary duty, corporate waste, unjust enrichment, and contribution/indemnification. Weird Science and Wittekind seek unspecified compensatory, exemplary and punitive damages and certain injunctive relief. Simultaneously with the Derivative Complaint, Weird Science and Wittekind filed an emergency Ex Parte Application for Temporary Restraining Order (“Application”) asking the Court to enjoin a special meeting of the Company’s stockholders noticed for January 25, 2024. As the basis for the Application, Weird Science and Wittekind recited many of the same allegations as in the Derivative Complaint. The Court denied the Application on January 24, 2024. The defendants have not yet responded to the Derivative Complaint. The Company denies the allegations in the Derivative Complaint and intends to vigorously defend against the claims asserted therein.

Item 1A. Risk Factors.

Risk factors that may affect our business and financial results are discussed within Item 1A. “Risk Factors” of our annual report for the fiscal year ended June 30, 2023, on Form 10-K (“2023 Form 10-K”) filed with the SEC on October 2, 2023.

The following risk factors are in addition to the risks referenced above. The effects of the events and circumstances described in the following risk factors may heighten the risks contained in the Company’s Annual Report on Form 10-K.

Risks Related to Renovaro Cube

Risks Related to Renovaro Cube’s Limited Operating History, Financial Position and Capital Requirements

Renovaro Cube is an artificial intelligence (“AI”)-driven healthcare technology company operating in a rapidly evolving field and has a limited operating history, which makes it difficult to evaluate Renovaro Cube’s current business and predict Renovaro Cube’s future performance.

Renovaro Cube is an AI-driven healthcare technology company operating in a rapidly evolving field and, having commenced operations in 2013, has a limited operating history. Renovaro Cube shifted its business from the financial technology (or FinTech) industry to cancer diagnostics only in 2018. Renovaro Cube does not currently have a commercial product for sale. Renovaro Cube has never generated any revenue relating to its cancer diagnostics AI platform. Renovaro Cube’s short operating history as a company makes any assessment of its current business or future success and viability subject to significant uncertainty. Renovaro Cube expects to encounter risks and difficulties, including those frequently experienced by early-stage companies in rapidly evolving fields. If Renovaro Cube does not address these risks and difficulties successfully, its business will suffer.

Renovaro Cube has a history of net losses and anticipates that it may continue to incur net losses for the foreseeable future.

Grace Systems (Renovaro Cube’s predecessor) has primarily incurred net losses since its inception in 2013 and has never generated any revenue relating to its cancer diagnostics AI platform. Renovaro Cube anticipates that it may continue to incur primarily net losses in the foreseeable future. Renovaro Cube has invested significant financial resources in research and development activities, including to develop its technology and investigational products and plan for commercial launch of its AI platform. The amount of Renovaro Cube’s future net losses will depend, in part, on the level of Renovaro Cube’s future expenditures and its ability to generate revenue following the commercialization of its AI platform. Moreover, Renovaro Cube’s net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of Renovaro Cube’s results of operations may not be a good indication of Renovaro Cube’s future performance.

Renovaro Cube expects to continue to incur significant expenses and operating losses for the foreseeable future if, and as, it:

●	attracts, hires, and retains qualified personnel;
●	continues its research and development activities;
●	initiates and conducts additional clinical validation to support the development and commercialization of its products;
●	expands its technological and operating capabilities and introduces laboratory capacity as Renovaro Cube prepares for commercial scale;
●	seeks regulatory approvals and any other marketing authorizations or clearances that may be necessary or desired for its products;
●	establishes sales, marketing and distribution infrastructure to commercialize its products;
●	acquires or in-licenses additional intellectual property and technologies;
●	makes milestone, royalty, or other payments due under any license or collaboration agreements;
●	obtains, maintains, protects and enforces its intellectual property portfolio, including intellectual property obtained through license agreements;
●	provides additional infrastructure to support its continued research and development operations and any planned commercialization efforts in the future;
●	as part of the combined company following the Closing, meets the requirements and demands of being a public company; and
●	defends against any product liability claims or other lawsuits related to its products.

Renovaro Cube has never generated revenue from its cancer diagnostics AI platform, and does not expect any near-term revenue to offset Renovaro Cube’s ongoing operating expenses, and may never be able to maintain profitability.

Renovaro Cube’s ability to generate revenue from product sales and maintain profitability in the future depends on its ability to commercialize its products. While Renovaro Cube plans to commercially launch its AI platform in the European Union and United Kingdom in 2024, Renovaro Cube cannot assure you that it will successfully be able to do so as planned, if at all, and Renovaro Cube’s failure to do so would prevent Renovaro Cube from generating revenue. Furthermore, even if Renovaro Cube is able to launch its AI platform or other products in a timely manner, Renovaro Cube may not be able to generate sufficient revenue to offset its costs and maintain profitability. Renovaro Cube’s ability to generate future revenue from product sales depends heavily on its success in:

●	completing clinical development and additional validation of Renovaro Cube’s products and continuing to improve product performance and expand product features over time;
●	seeking, obtaining and maintaining marketing approvals, clearances, licenses, or exemptions that may be necessary or desired for any future products that Renovaro Cube develops;
●	establishing a sales force, marketing, medical affairs and distribution infrastructure or, alternatively, collaborating with a commercialization partner sufficient to launch and commercialize its products;
●	obtaining market acceptance by consumers, including self-insured employers, integrated health systems, healthcare providers, patients and third-party payors;
●	establishing and maintaining supply and manufacturing relationships with third parties that can timely and consistently provide adequate, in both amount and quality, products and services to support clinical development and the market demand for Renovaro Cube’s future products;
●	achieving adequate coverage or reimbursement recognition from governments, health insurance organizations and other third-party payors for products that Renovaro Cube launches;
●	addressing any technological and market developments, including competing products;
●	negotiating favorable terms in any collaboration, licensing, or other arrangements into which Renovaro Cube may enter, and maintaining such existing or future arrangements;
●	achieving general adoption and acceptance of Renovaro Cube’s products by the medical community;
●	maintaining, protecting and expanding Renovaro Cube’s portfolio of intellectual property rights, including patents, trade secrets, know-how and trademarks;
●	defending against third-party interference or infringement claims, if any; and
●	attracting, hiring and retaining qualified personnel.

Renovaro Cube anticipates incurring substantial costs to commercialize Renovaro Cube’s products. Renovaro Cube’s expenses could increase beyond expectations if it is required by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”), the Medicines and Healthcare products Regulatory Agency (“MHRA”) or other regulatory agencies to delay its launch, narrow or change its intended use or product claims, modify or expand its clinical validation, perform future additional clinical validation, either pre- or post-approval, or conduct clinical trials. Even if Renovaro Cube is able to generate revenue from the sale of any products, Renovaro Cube may not become profitable and may need to obtain additional funding to continue its operations.

Renovaro Cube will require additional financing in order to start its commercialization efforts and develop additional products.

To date, Renovaro Cube has financed its operations primarily through the sale of its equity securities and cash flow from consulting services previously provided by Renovaro Cube. Renovaro Cube’s product development and clinical validation activities are expensive, and Renovaro Cube expects to start to spend substantial amounts as it prepares for the launch and commercialization of its AI platform, continues to enhance its AI platform, broadens the applications of its AI platform and develops new products. In addition, obtaining any necessary or desirable regulatory approvals and clearances from the FDA, the MHRA, or the EMA for Renovaro Cube’s products will require substantial additional funding.

Renovaro Cube will require additional capital for the development of its AI platform and future products. Renovaro Cube’s future capital requirements depend on many additional factors, including:

●	the cost of development and commercialization activities for Renovaro Cube’s products, including marketing, sales and distribution costs;
●	the timing of, and the costs involved in, obtaining any required or desired regulatory approvals and clearances for Renovaro Cube’s products;
●	the timing, scope, progress, results and costs of developing additional products, and of conducting additional clinical validation or future clinical studies, if required;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent and other intellectual property rights and claims, including litigation costs and the outcome of such litigation;
●	the timing and amount of sales of Renovaro Cube’s products, if any, and collection of related receivables;
●	the extent to which Renovaro Cube’s products are eligible for coverage and/or reimbursement from third-party payors;
●	the emergence of new technologies or any competing tests, products, or services and other adverse market developments; and
●	other potential adverse developments.

Risks Related to Renovaro Cube’s Business Operations, Products and Industry

Renovaro Cube’s products may not perform as expected, which could materially and adversely affect Renovaro Cube’s business, financial condition, results of operations and growth prospects.

Renovaro Cube does not currently have a commercial product. Renovaro Cube’s success depends on the market’s confidence that it can provide reliable, high-quality products. Assuming successful launch, Renovaro Cube’s products may not perform as expected. If this were to occur, Renovaro Cube’s business, financial condition, results of operations and growth prospects would suffer.

Renovaro Cube’s AI platform requires a number of complex and sophisticated biochemical and bioinformatics processes, many of which are highly sensitive to external factors. An operational or technological failure in one of these complex processes or fluctuations in external variables may result in sensitivity and specificity rates that are lower than Renovaro Cube anticipates or that vary between test runs or in a higher than anticipated number of tests that fail to produce consistent results. In addition, Renovaro Cube regularly evaluates and refines its algorithms and other processes under development. These refinements may inadvertently result in unanticipated issues that may reduce Renovaro Cube’s sensitivity and specificity rates or otherwise adversely affect the performance of the tests supported by Renovaro Cube’s AI platform and the results of such tests.

Further, Renovaro Cube plans to iterate and improve, enhancing product performance, offerings, scalability and/or cost of goods. However, Renovaro Cube may not be successful in transitioning its AI platform to a new or enhanced version or iteration. Product development involves a lengthy and complex process and Renovaro Cube may be unable to commercialize, validate, or improve performance of any of its AI platform or products on a timely basis, or at all. Renovaro Cube’s failure to successfully develop new and/or improved products (including new versions of its existing platform and other products) on a timely basis could have a material adverse effect on Renovaro Cube’s results of operations and business.

Even if Renovaro Cube commercially launches its AI platform and other products, they may fail to achieve the degree of market acceptance necessary for commercial success.

The commercial success of Renovaro Cube’s AI platform and other future products will depend upon the degree of market acceptance by consumers, including self-insured employers, integrated health systems, healthcare providers, patients and, over the long-term, third-party payors. The degree of market acceptance of Renovaro Cube’s products will depend on a number of factors, including:

●	the performance and clinical utility of its products as demonstrated in clinical validation and published in peer-reviewed journals;
●	Renovaro Cube’s ability to demonstrate the clinical utility of its products and their potential advantages to the medical community;
●	the ability of Renovaro Cube’s products to demonstrate the same performance in real-world intended use populations as in clinical validation;
●	the willingness of consumers, including self-insured employers, integrated health systems, healthcare providers, patients and others in the medical community to utilize Renovaro Cube’s products;
●	the willingness of commercial third-party payors and government payors to cover and reimburse for Renovaro Cube’s products, the scope and amount of which will likely affect an individual’s willingness or ability to pay for Renovaro Cube’s products and likely heavily influence healthcare providers’ decisions to recommend Renovaro Cube’s products;
●	with respect to products under development that Renovaro Cube intends to launch for use in a broad asymptomatic population, the concern that such products could lead to over-diagnosis or a high false-positive rate and unnecessary medical procedures and costs;
●	the introduction of competing products, including the expansion of the capabilities of existing products;
●	the market acceptance of existing competitive products, including tests that are currently reimbursed;
●	publicity concerning Renovaro Cube’s products or competing products; and
●	the strength of Renovaro Cube’s marketing and distribution support.

The failure of Renovaro Cube’s AI platform, once introduced, to be listed in physician guidelines or of any future clinical validation to produce favorable results or to be published in peer-reviewed journals could limit the adoption of its AI platform. In addition, healthcare providers and third-party payors, including Medicare, may rely on physician guidelines issued by industry groups, medical societies and other key organizations, such as the U.S. Preventive Services Task Force, before utilizing or reimbursing the cost of any diagnostic or screening test. Although Renovaro Cube has conducted prior clinical validation of its AI platform, this platform is not yet, and may never be, listed in any such guidelines.

Further, if Renovaro Cube’s products and the technology underlying them do not receive sufficient favorable exposure in peer-reviewed publications, the rate of physician and market acceptance of Renovaro Cube’s products and positive reimbursement or coverage decisions for Renovaro Cube’s products could be negatively affected. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement or coverage for Renovaro Cube’s products, and Renovaro Cube’s inability to control when, if ever, results are published may delay or limit Renovaro Cube’s ability to derive sufficient revenues from any of its products that is developed using data from a clinical study.

Failure to achieve broad market acceptance of Renovaro Cube’s products, once launched, would materially harm Renovaro Cube’s business, financial condition and results of operations.

Renovaro Cube may be unable to develop and commercialize new products.

Renovaro Cube continues to expand its research and development efforts to use its proprietary AI platform to develop new products, including in disease areas beyond cancer. The commercialization of any new products will require the completion of certain clinical development activities, regulatory activities and the expenditure of additional cash resources. Renovaro Cube cannot assure you that it can successfully complete the clinical development of any such products.

Renovaro Cube also cannot assure you that it will be able to reduce its expenditures sufficiently, generate sufficient revenue from products that it successfully commercializes or otherwise mitigate the risks associated with its business to raise enough capital to develop and commercialize new products. In addition, once Renovaro Cube’s development efforts for a product are completed, commercialization efforts, including allocation of resources necessary to comply with applicable laws and regulations, will require significant expenditures. Any failure by Renovaro Cube to develop and commercialize new products could have a material adverse effect on Renovaro Cube’s ability to implement its strategy and grow its business.

One of the key elements of Renovaro Cube’s strategy is to expand access to its tests by pursuing reimbursement and/or coverage from third-party payors. If Renovaro Cube’s products do not receive adequate coverage or reimbursement from third-party payors, its ability to expand access to its tests beyond its initial sales channels and its overall commercial success will be limited.

Renovaro Cube anticipates that it will not have broad-based coverage or reimbursement at the initial commercial launch. However, a key element to Renovaro Cube’s strategy is to expand access to its tests by pursuing coverage and/or reimbursement by third-party payors, including government payors. Coverage and reimbursement by third-party payors, including managed care organizations, private health insurers and government healthcare programs, such as Medicare and Medicaid in the United States and similar programs in other countries, for the types of early detection and post-diagnosis service tests that Renovaro Cube provides can be limited and uncertain. Healthcare providers may not order Renovaro Cube’s products unless third-party payors cover or provide adequate reimbursement for a substantial portion of the price of Renovaro Cube’s products. If Renovaro Cube is not able to obtain adequate coverage or an acceptable level of reimbursement for its products from third-party payors, there could be a greater co-insurance or co-payment obligation for any individual for whom a test is ordered. The individual may be forced to pay the entire cost of a test out-of-pocket, which could dissuade physicians from ordering Renovaro Cube’s products and, if ordered, could result in delay in, or decreased likelihood of, Renovaro Cube’s collection of payment. Renovaro Cube believes its revenue and revenue growth will depend on its success in achieving broad coverage and adequate reimbursement for its products from third-party payors.

Coverage and reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that a product is appropriate, medically necessary and cost-effective. Each payor will make its own decision as to whether to establish a policy or enter into a contract to cover Renovaro Cube’s products and the amount it will reimburse for such products. Any determination by a payor to cover and the amount it will reimburse for Renovaro Cube’s products would likely be made on an indication-by-indication basis. For example, because Renovaro Cube intends to cover a broad asymptomatic population with its future products which could potentially generate a significant number of false-positive results on an absolute basis, Renovaro Cube may face additional scrutiny in obtaining reimbursement from third-party payors given the additional costs of further diagnostic workup. As a result, obtaining approvals from third-party payors to cover Renovaro Cube’s products and establishing adequate coding recognition and reimbursement levels is an unpredictable, challenging, time-consuming and costly process and Renovaro Cube may never be successful. If third-party payors do not provide adequate coverage or reimbursement for Renovaro Cube’s products, Renovaro Cube’s ability to succeed commercially will be limited.

Even if Renovaro Cube establishes relationships with payors to provide its products at negotiated rates, such agreements would not obligate any healthcare providers to order its products or guarantee that it would receive reimbursement for its products from these or any other payors at adequate levels. Thus, these payor relationships, or any similar relationships, may not result in acceptable levels of coverage or reimbursement for Renovaro Cube’s products or meaningful increases in the number of billable tests it sells to healthcare providers. Renovaro Cube believes it may take several years to achieve coverage or adequate reimbursement with a majority of third-party payors, including with those payors offering negotiated rates. In addition, Renovaro Cube cannot predict whether, under what circumstances, or at what payment levels payors will cover or reimburse for its products. If Renovaro Cube fails to establish and maintain broad-based coverage or reimbursement for its products, its ability to expand access to its products, generate increased revenue and grow its test volume and customer base will be limited and its overall commercial success will be limited.

If Renovaro Cube’s products, or the products of its competitors, directly or indirectly result in harm or injury to patients, Renovaro Cube could be subject to significant reputational and liability risks, and its operating results, reputation and business could suffer.

Renovaro Cube’s success will depend on the market’s confidence that its developed products can provide reliable, high-quality results, once such products are launched. Renovaro Cube believes that patients, physicians and regulators are likely to be particularly sensitive to errors in the use of its products or failure of its products to perform as described, and there can be no guarantee that its products will meet their expectations. Renovaro Cube’s initial product is intended to be used to detect a cancer signal in patients, but its results are not diagnostic. If a cancer signal is detected, the product would be used to localize the origin of the cancer signal. A “cancer signal detected” test result would need to be followed up by appropriate diagnostic methods. Because this product cannot detect all cancer signals, and may not detect signals for all cancer types, a negative test would not rule out the presence of cancer. Additionally, a patient undergoing unnecessary diagnostic tests on the basis of a false-positive result or an erroneous location of cancer signal result could expose Renovaro Cube to significant liability and reputational risks notwithstanding the emotional and mental health effects to which the patient may be exposed. Similarly, a patient who receives a cancer diagnosis shortly following a “no cancer signal detected” test result may create negative publicity about Renovaro Cube’s product, which would discourage adoption. Performance failures could establish a negative perception of Renovaro Cube’s products among physicians, patients and regulators, jeopardize Renovaro Cube’s ability to successfully commercialize its products, impair Renovaro Cube’s ability to obtain regulatory approvals or secure favorable coverage or reimbursement, or otherwise result in reputational harm. In addition, Renovaro Cube may be subject to legal claims arising from any errors in the use, manufacture, design, labelling or performance of its products, including any false-positive or false-negative results.

In addition, other companies are developing competing cancer detection tests and technologies focused on improving cancer care with cancer detection tests and post-diagnostic products. If any tests marketed or being developed by Renovaro Cube’s competitors that are similar to its products do not perform in accordance with expectations or cause harm or injury to patients, such failure to perform, harm or injury may result in lower confidence in early disease detection and post-diagnosis tests in general, which could potentially adversely affect confidence in Renovaro Cube’s products and result in an adverse impact on its operating results and reputation.

If Renovaro Cube’s facilities or those of its third-party collaborators become inoperable, Renovaro Cube’s ability to provide its products will be significantly impaired and its business will be harmed.

Renovaro Cube relies on its third-party collaborators, consultants, contractors, vendors, suppliers and service providers. The facilities of these partners could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, tornadoes, hurricanes, fires, extreme weather conditions, medical epidemics, pandemics, global conflict, war and other natural or man-made disasters or business interruptions. In addition, they may be affected by government shutdowns, changes to applicable laws, regulations and policies, or withdrawn funding. The occurrence of any of these business disruptions could seriously harm their ability to complete their contracted services to Renovaro Cube, which may adversely impact its operations and financial condition.

Renovaro Cube’s business and results of operations will suffer if it fails to compete effectively.

The testing and diagnostic products industry is intensely competitive. Renovaro Cube has competitors both in Europe and abroad, including Grail, Inc., Exact Sciences Corporation, Freenome, Inc. and Thrive Earlier Detection Corp., that have stated that they are developing tests designed to detect cancer. Renovaro Cube’s competitors have, or may have, substantially greater financial, technical and other resources, such as larger research and development staff and well-established marketing and sales forces, and they may operate in jurisdictions where lower standards of evidence are required to bring products to market. Renovaro Cube’s competitors may succeed in developing, acquiring, or licensing, on an exclusive basis or otherwise, tests or services that are more effective or less costly than Renovaro Cube’s products. In addition, established medical technology, biotechnology, or pharmaceutical companies may invest heavily to accelerate the discovery and development of tests that could make Renovaro Cube’s products less competitive than Renovaro Cube anticipates.

Renovaro Cube’s ability to compete successfully will depend largely on its ability to:

●	successfully commercialize its products;
●	demonstrate compelling advantages in the performance and convenience of its products, including on a cost-competitive basis;
●	achieve market acceptance of its products by consumers, including self-insured employers, integrated health systems, healthcare providers and patients;
●	achieve adequate coverage or reimbursement by third-party payors for its products;
●	differentiate its product from the other tests and products of current and potential competitors;
●	attract qualified scientific, data science, clinical development, product development and commercial personnel;
●	obtain, maintain, defend and enforce patents and other intellectual property rights and claims as necessary for its products;
●	obtain and maintain any necessary or desirable clearance or approval from regulators in Europe, the United Kingdom, the United States and other jurisdictions;
●	successfully collaborate with institutions in the discovery, development and commercialization of its products; and
●	successfully expand its operations and implement a successful sales and marketing strategy to support commercialization.

Renovaro Cube may not be able to compete effectively if Renovaro Cube is unable to accomplish one or more of these or similar objectives.

If Renovaro Cube cannot enter new collaborations in a timely manner and on acceptable terms, its efforts to develop and commercialize its products could be delayed or adversely affected.

From time to time, Renovaro Cube expects to engage in discussions with potential development and/or commercial collaborators that may or may not lead to collaborations. However, Renovaro Cube cannot guarantee that any discussions will result in development or commercial collaborations. Further, once news of discussions regarding possible collaborations are known in the general public, regardless of whether the news is accurate, failure to announce a collaboration agreement, or the entity’s announcement of a collaboration with an entity other than Renovaro Cube, could result in adverse speculation about Renovaro Cube, its products or its technology, resulting in harm to its reputation and its business. In addition, establishing collaborations is difficult and time-consuming and may require Renovaro Cube’s significant financial investment. Potential collaborators may elect not to work with Renovaro Cube based on their assessment of its financial, regulatory, or intellectual property position. Even if Renovaro Cube establishes new collaborations, they may not result in the successful development or commercialization of its products or technology.

If Renovaro Cube is unable to establish sales and marketing capabilities, it may not be successful in commercializing Renovaro Cube’s products.

Renovaro Cube has only limited sales and marketing infrastructures and no experience as a company in the sale, marketing and distribution of screening or diagnostic tests. In preparation of a commercial launch, Renovaro Cube is rapidly hiring additional personnel in Renovaro Cube’s sales and marketing organization.

Factors that may inhibit Renovaro Cube’s efforts to commercialize any of its products include:

●	its inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs and other support personnel;
●	the inability of sales personnel to persuade adequate numbers of customers, including healthcare systems and healthcare providers, to use its products;
●	the inability to price its products at a sufficient price point to ensure an adequate and attractive level of profitability;
●	its inability to effectively market to, collaborate with, and secure coverage or reimbursement from third-party payors;
●	its failure to comply with applicable regulatory requirements governing the sale, marketing, reimbursement and commercialization of its products; and
●	unforeseen costs and expenses associated with creating an independent commercialization organization.

Renovaro Cube’s business is subject to economic, political, regulatory and other risks associated with international operations.

Renovaro Cube’s business is subject to risks associated with conducting business internationally. For example, some of Renovaro Cube’s suppliers and parties with whom it has collaborative relationships are located outside of the Netherlands, including in the United Kingdom and Israel. Accordingly, Renovaro Cube’s future results could be harmed by a variety of factors, including:

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	challenges enforcing its contractual and intellectual property rights, especially in those foreign jurisdictions that do not respect and protect intellectual property rights to the same extent as the Netherlands;
●	changes in foreign laws, regulations and customs, tariffs and trade barriers;
●	changes in foreign currency exchanges rates;
●	changes in a specific country’s or region’s political or economic environment;
●	negative consequences from changes in tax laws;
●	trade protection measures, import or export licensing requirements or other restrictive actions by the Netherlands or foreign governments;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	workforce uncertainty in countries where labor unrest is more common than in the Netherlands;
●	difficulties associated with staffing and managing international operations, including differing labor relations; and
●	business interruptions resulting from geo-political actions, including war and terrorism, pandemics, or natural disasters, including earthquakes, typhoons, floods and fires.

Risks Related to Renovaro Cube’s Employee Matters and Managing Growth

Renovaro Cube is highly dependent on its key personnel. If Renovaro Cube is not successful in attracting, motivating and retaining highly qualified personnel, it may not be able to successfully implement its business strategy.

Renovaro Cube’s ability to compete in the highly competitive biotechnology industry depends upon its ability to attract, motivate and retain highly qualified personnel. Renovaro Cube is highly dependent on its executive management team and its scientific, medical, technological and engineering personnel, all of whom have been working together as a group for only a limited period of time. The loss of the services provided by any of Renovaro Cube’s executive officers, other key employees and other scientific and medical advisors, and Renovaro Cube’s inability to find suitable replacements as needed, could result in delays in commercialization of its products and harm its business. Renovaro Cube does not maintain “key person” insurance policies on the lives of these individuals or the lives of any of its other employees.

Renovaro Cube is headquartered in Amsterdam, the Netherlands, a region in which many other healthcare companies, technology companies and academic and research institutions are headquartered. Competition for personnel is intense and the turnover rate can be high, which may limit Renovaro Cube’s ability to hire and retain highly qualified personnel on acceptable terms or at all. Renovaro Cube expects that it may need to recruit talent from outside of its region, and doing so may be costly and difficult. If Renovaro Cube is unable to attract and retain highly qualified personnel, its ability to develop and commercialize its products may be limited.

If Renovaro Cube is unable to scale its operations successfully to support demand for its products following the launch of its platform, its business could suffer.

As and to the extent demand increases beyond Renovaro Cube’s expectations following the launch of Renovaro Cube’s platform, Renovaro Cube will likely need to start to ramp up operating capacity. Renovaro Cube will need to implement new infrastructure, data processing capabilities, customer service, billing and systems processes, and expand Renovaro Cube’s internal quality assurance program and technology to support operations on a larger scale. Renovaro Cube will also need collaboration arrangements with third-party laboratories to process its physical tests or, if processing of such tests is not fully outsourced to support demand, will need to obtain equipment and certified and licensed laboratory personnel to process these physical tests internally. Renovaro Cube may face difficulties increasing the scale of its operations, including implementing changes in infrastructure or programs or acquiring additional equipment or personnel. As Renovaro Cube refines its products and develops additional products, Renovaro Cube may need to introduce new equipment, implement new systems, technology, controls and procedures, and hire personnel with different qualifications, licenses or certifications.

The value of Renovaro Cube’s products will depend, in part, on Renovaro Cube’s ability to perform tests, whether through a licensed provider or internally, and return results to providers on a timely basis and at an appropriate quality standard, and on Renovaro Cube’s reputation for such timeliness and quality. Failure to establish necessary arrangements with licensed providers, to implement necessary procedures, to transition to new equipment or processes, or to hire the appropriately qualified personnel could result in higher costs of processing, longer turnaround times or an inability to meet market demand. There can be no assurance that Renovaro Cube or any such licensed provider will be able to perform tests on a timely basis at a level consistent with demand, that Renovaro Cube will be able to maintain the quality of its test results as Renovaro Cube scales its commercial operations, or that Renovaro Cube will be successful in responding to the potential growing complexity of its operations, including the related data analysis requirements.

In addition, Renovaro Cube’s growth may place a significant strain on its management, operating and financial systems, research and development, and its sales, marketing, and administrative resources. As a result of Renovaro Cube’s growth, its operating costs may escalate even faster than planned, and some of its internal systems may need to be enhanced or replaced. If Renovaro Cube cannot effectively manage its expanding operations and its costs, Renovaro Cube may not be able to grow successfully or it may grow at a slower pace, and its business could be adversely affected.

Renovaro Cube will need to grow the size and capabilities of its organization, and it may experience difficulties in managing this growth.

As of February 13, 2024, Renovaro Cube had 11 full-time employees and four independent contractors, including two full-time. As Renovaro Cube’s growth plan and strategies develop, it must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, retaining and motivating additional employees;
●	managing its internal development efforts effectively, including creating compliant programs and processes, and managing the regulatory requirements for its products, while complying with its contractual obligations to contractors and other third parties;
●	expanding its operational, financial and management controls, reporting systems and procedures; and
●	managing the increasing complexity associated with a larger organization and expanded operations.

Renovaro Cube’s future financial performance and its ability to commercialize its products will depend, in part, on its ability to effectively manage any future growth. Renovaro Cube’s management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to manage these growth activities. Renovaro Cube’s ability to successfully manage its expected growth is uncertain given the fact that Renovaro Cube has been in full operation as an independent company focusing on cancer diagnostics AI only since 2018. Renovaro Cube’s executive management team’s lack of long-term experience working together may adversely impact their ability to effectively manage its business and growth.

If Renovaro Cube is not able to effectively expand its organization by hiring new employees, it may not be able to successfully implement the tasks necessary to commercialize its products, which would have a negative impact on Renovaro Cube’s business and result of operations.

Risks Related to Renovaro Cube’s Legal Compliance and Litigation

Changes in funding or disruptions at the EMA, the MRHA, and other government agencies caused by funding shortages or global health concerns could hinder Renovaro Cube’s ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of Renovaro Cube’s business may rely, which could negatively impact its business.

The ability of the EMA, the MRHA, and, in the future, the FDA and other government agencies to review and clear or approve new products or changes to existing products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the agency’s ability to hire and retain key personnel and accept the payment of user fees, government shutdowns and other events that may otherwise affect the agency’s ability to perform routine functions. For example, average review times at the FDA have fluctuated in recent years as a result of such factors. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the EMA, the MRHA, and, in the future, the FDA and other agencies may also slow the time necessary for new medical devices or modifications to cleared or approved medical devices to be reviewed and/or approved by necessary government agencies, which would adversely affect Renovaro Cube’s business.

If Renovaro Cube is sued for product or professional liability, it could face substantial liabilities that exceed its resources.

Renovaro Cube’s business depends upon its ability to obtain reliable and accurate test results that incorporate rapidly evolving understanding of how to interpret minute signals detected by Renovaro Cube’s assays as indications of potential presence of disease. Actual or perceived errors resulting from laboratory or reporting errors, false positive or false negative test results, or the manufacture, design, or labelling of Renovaro Cube’s products, could subject Renovaro Cube to product liability or professional liability claims. A product liability or professional liability claim against Renovaro Cube could result in substantial damages and be costly and time-consuming to defend. Any liability claim brought against Renovaro Cube, with or without merit, could increase its insurance rates or prevent it from securing insurance coverage in the future. Additionally, any liability lawsuit could damage Renovaro Cube’s reputation or force it to delay or suspend sales of its products. The occurrence of any of these events could have a material adverse effect on Renovaro Cube’s business, results of operations, financial condition and prospects.

Renovaro Cube’s employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

Renovaro Cube is exposed to the risk of fraud, misconduct, or other illegal activity by its employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to comply with the rules and regulations of the Centers for Medicare & Medicaid Services (the “CMS”), the FDA, the EMA, the MRHA and other comparable regulatory authorities; provide true, complete and accurate information to such regulatory authorities; comply with manufacturing and clinical laboratory standards; comply with healthcare fraud and abuse laws in the United Kingdom, Europe and, in the future, the United States and similar fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to Renovaro Cube. When Renovaro Cube begins commercializing its products in the United Kingdom and Europe and, in the future, the United States, its potential exposure under such laws will increase significantly, and its costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices, as well as off-label product promotion. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of clinical validation, which could result in regulatory sanctions and cause serious harm to Renovaro Cube’s reputation. Renovaro Cube has adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions Renovaro Cube takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting Renovaro Cube from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against Renovaro Cube, and Renovaro Cube is not successful in defending itself or asserting its rights, those actions could have a significant impact on Renovaro Cube’s business, including the imposition of significant fines or other sanctions. Even if it is later determined after an action is instituted against Renovaro Cube that Renovaro Cube was not in violation of these laws, Renovaro Cube may be faced with negative publicity, incur significant expenses defending its actions and have to divert significant management resources from other matters.

Renovaro Cube’s products, if used for the diagnosis of disease, could be subject to government regulation, and the regulatory approval and maintenance process for such products may be expensive, time-consuming, and uncertain both in timing and in outcome.

Renovaro Cube’s products are not subject to FDA or other government regulatory clearance or approval if they are not intended to be used for the diagnosis, treatment or prevention of disease. However, as Renovaro Cube expands its product line to encompass products that are intended to be used for the diagnosis of disease, certain of its products will become subject to regulation by the FDA, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. Such regulatory approval processes or clearances may be expensive, time-consuming, and uncertain, and Renovaro Cube’s failure to obtain or comply with such approvals and clearances could have an adverse effect on its business, financial condition, or operating results. In addition, changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of Renovaro Cube’s future products, which may negatively affect its ability to obtain or maintain FDA or comparable regulatory approval of its products, if required.

Diagnostic products are regulated as medical devices by the FDA and comparable international agencies and may require either clearance from the FDA or such other comparable agencies following the 510(k) pre-market notification process or pre-market approval from the FDA, in each case prior to marketing. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay. If Renovaro Cube fails to obtain, or experiences significant delays in obtaining, regulatory approvals for diagnostic products that it develops in the future, Renovaro Cube may not be able to launch or successfully commercialize such products in a timely manner, or at all.

In addition, if Renovaro Cube’s products labelled as “For Research Use Only. Not for use in diagnostic procedures,” or RUO, are used, or could be used, for the diagnosis of disease, the regulatory requirements related to marketing, selling, and supporting such products could change or be uncertain, even if such use by Renovaro Cube’s customers is without its consent. If the FDA or other regulatory agencies assert that any of Renovaro Cube’s RUO products are subject to regulatory clearance or approval, Renovaro Cube’s business, financial condition, or results of operations could be adversely affected.

Regulatory and legislative developments on the use of AI and machine learning could adversely affect Renovaro Cube’s use of such technologies in its platform and other products.

As the regulatory framework for machine learning technology and AI evolves, Renovaro Cube’s business, financial condition, and results of operations may be adversely affected. The regulatory framework for machine learning technology, AI and automated decision-making is evolving. It is possible that new laws and regulations will be adopted in the United Kingdom, the European Union, the United States and/or other foreign jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of Renovaro Cube’s AI platform and data analytics and the way in which Renovaro Cube uses AI and machine learning technology. Further, the cost to comply with such laws or regulations could be significant and would increase Renovaro Cube’s operating expenses, which could adversely affect its business, financial condition and results of operations.

For example, in Europe, on April 21, 2021, the European Commission proposed a regulation seeking to establish a comprehensive, risk-based governance framework for AI in the European Union market. The proposed legislation is intended to apply to companies that develop, use and/ or provide AI in the European Union and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy, and proposes fines for breach of up to 6% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed the AI Liability Directive and the revised Product Liability Directive seeking to establish a harmonized civil liability regime for AI in the European Union in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the European Union’s existing product liability regime. If enacted, this regulatory framework is expected to have a material impact on the way AI is regulated in the European Union, and together with developing guidance and/or decisions in this area, may affect Renovaro Cube’s use of AI and its ability to provide and to improve its services, require additional compliance measures and changes to its operations and processes, result in increased compliance costs and potential increases in civil claims against Renovaro Cube, and could adversely affect its business, operations and financial condition.

Risks Related to Renovaro Cube’s Technology and Intellectual Property

Issues in the development and use of AI, including machine learning and computer vision, in Renovaro Cube’s AI platform may result in reputational harm or liability.

AI is integrated into Renovaro Cube’s platform and is a significant element of its business offerings going forward. As with many developing technologies, AI presents risks, challenges and unintended consequences that could affect its further development, adoption, and use, and therefore Renovaro Cube’s business. AI algorithms and training methodologies may be flawed. Data sets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of Renovaro Cube’s systems could impair the acceptance of AI solutions. If the analyses that AI applications assist in producing are deficient or inaccurate, Renovaro Cube could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some uses of AI present ethical issues, and Renovaro Cube’s judgment as to the ethical concerns may not be perceived as accurate. While Renovaro Cube aims to develop and use AI responsibly and attempts to identify and mitigate ethical and legal issues presented by its use, Renovaro Cube may be unsuccessful in identifying or resolving issues before they arise. If Renovaro Cube uses AI as part of its platform in a manner that is controversial or perceived as unethical, this may lead to adverse results for Renovaro Cube’s financial condition and operations or the financial condition and operations of its collaborators or vendors, which may further lead to Renovaro Cube experiencing competitive harm, legal liability and brand or reputational harm. In addition, AI-related issues, deficiencies and/or failures could give rise to legal and/or regulatory action, including with respect to proposed legislation regulating AI in jurisdictions such as the European Union and others, and as a result of new applications of existing data protection, privacy, intellectual property, and other laws.

Failure of, or defects in, Renovaro Cube’s machine learning and cloud-based computing infrastructure, or increased regulation in the machine learning space, could impair Renovaro Cube’s ability to process its data, develop products, or provide test results, and harm its business and results of operations.

The design, development, maintenance and operation of Renovaro Cube’s technology over time is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. Overcoming technical obstacles and correcting defects or errors could prove to be impossible or impracticable, and the costs incurred may be substantial and adversely affect Renovaro Cube’s results of operations. Additionally, regulation in the machine learning space is constantly evolving and may make it difficult for Renovaro Cube to continue using its machine learning approach. If Renovaro Cube’s technology does not function reliably, fails to meet expectations in terms of performance, or cannot be fully utilized due to increasing regulation, Renovaro Cube may be unable to provide, or its customers may stop using, its products.

Renovaro Cube currently hosts all of its data on, and conducts its data analysis through, local hosting facilities. Any technical problems or outages that may arise in connection with these hosting facilities could result in the loss of Renovaro Cube’s data or delayed or ineffective data processing. A variety of factors, including infrastructure changes, human or software errors, viruses, malware, security attacks, fraud, spikes in customer usage, or denial of service issues could cause interruptions in Renovaro Cube’s service. Such service interruptions may reduce or inhibit Renovaro Cube’s ability to provide its products, delay any further clinical validation and any future clinical studies, and damage its relationships with its customers. Renovaro Cube could also be exposed to potential lawsuits, liability claims or regulatory actions, if, for example, Renovaro Cube’s local servers experienced a data privacy breach. If Renovaro Cube was required to transfer its data to an alternative hosting provider, the transfer and acclimation to the new provider could result in significant business delays and require additional resources.

Real or perceived errors, failures, or bugs in Renovaro Cube’s platform and future products could adversely affect its business, results of operations, financial condition, and growth prospects.

Renovaro Cube’s platform is, and its future products will be, complex, and therefore, undetected errors, failures, bugs, or defects may be present in such platform or products or occur in the future in its platform or products, its technology or software or the technology or software Renovaro Cube licenses from third parties, including open source software, especially when updates or new products are released. Such software and technology is used in information technology (“IT”) environments with different operating systems, system management software, devices, databases, servers, storage, middleware, custom and third-party applications, and equipment and networking configurations, which may cause errors, failures, bugs, or defects in the IT environment into which such software and technology is deployed. This diversity increases the likelihood of errors, failures, bugs, or defects in those IT environments. Some of the features in Renovaro Cube’s platform are powered by machine learning and AI, which depend on datasets and algorithms that could be flawed, including through inaccurate, insufficient, outdated, or biased data. Despite testing by Renovaro Cube, real or perceived errors, failures, bugs, or defects may not be found until Renovaro Cube’s customers use its products. Real or perceived errors, failures, bugs, or defects in Renovaro Cube’s products could result in negative publicity, loss of or delay in market acceptance of its platform or future products and harm to its brand, loss of investor confidence, weakening of its competitive position, claims by customers for losses sustained by them, or failure to meet the stated service level commitments in its customer agreements. In such an event, Renovaro Cube may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any real or perceived errors, failures, bugs, or defects in Renovaro Cube’s products could also impair its ability to attract new customers, retain existing customers, or expand their use of its products, which would adversely affect Renovaro Cube’s business, results of operations and financial condition.

Renovaro Cube may also be subject to liability claims for damages related to real or perceived errors, failures, bugs, or defects in its platform or future products. A material liability claim or other occurrence that harms Renovaro Cube’s reputation or decreases market acceptance of its platform or future products may harm its business and results of operations. Finally, since some of Renovaro Cube’s customers use its products for compliance reasons, any errors, failures, bugs, defects, disruptions in service or other performance problems with Renovaro Cube’s products may damage its customers’ businesses and could hurt its reputation.

Renovaro Cube’s internal computer systems, or those expected to be used by its third-party research institution collaborators or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security and back-up measures, Renovaro Cube’s internal computer, server and other information technology systems as well as those of its third-party collaborators, consultants, contractors, suppliers and service providers, may be vulnerable to damage from physical or electronic break-ins, computer viruses, malware, ransomware, denial of service and other cyber-attacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive and/or proprietary data, including personal and health information, and could subject Renovaro Cube to significant liabilities, regulatory and enforcement actions and reputational damage. For example, the loss of clinical study data from future clinical studies could result in delays in any regulatory clearance or approval efforts and significantly increase Renovaro Cube’s costs to recover or reproduce the data, and subsequently commercialize its future products. If Renovaro Cube or its third-party collaborators, consultants, contractors, suppliers or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of personal or health information, Renovaro Cube may have to notify physicians, patients, partners, collaborators, government authorities and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions and litigation, any of which could harm Renovaro Cube’s business and reputation. Likewise, Renovaro Cube relies on its third-party research institution collaborators and other third parties to conduct clinical validation, and similar events relating to their computer systems could also have a material adverse effect on Renovaro Cube’s business. To the extent that any disruption or security breach were to result in a loss of, or damage to, Renovaro Cube’s data or systems, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal, or health information, Renovaro Cube could incur liability and suffer reputational harm, and the development and commercialization of its products could be delayed.

Renovaro Cube’s insurance policies may not be adequate to compensate it for the potential losses arising from such disruptions, failure, or security breach. In addition, such insurance may not be available to Renovaro Cube in the future on economically reasonable terms, or at all. Further, Renovaro Cube’s insurance may not cover all claims made against it and defending a suit, regardless of its merit, could be costly, divert management attention and harm Renovaro Cube’s reputation.

If Renovaro Cube is unable to protect the confidentiality of its trade secrets, Renovaro Cube’s business and competitive position would be harmed.

Renovaro Cube relies on trade secrets and confidentiality agreements to protect its know-how, technology, data and other proprietary information and to maintain its competitive position. Trade secrets and know-how can be difficult to protect. Renovaro Cube expects its trade secrets and know-how to, over time, be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel from academic to industry scientific positions.

Renovaro Cube seeks to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as Renovaro Cube’s employees, directors, corporate collaborators, outside scientific collaborators, contract research organizations (“CROs”), contract manufacturers, suppliers, service providers, consultants, advisors and other third parties. Renovaro Cube also enters into confidentiality and invention or patent assignment agreements with its employees and consultants, and reminds departing employees when they leave their employment of their continuing confidentiality obligations. Renovaro Cube cannot guarantee that it has entered into such agreements with each party that may have, or have had, access to Renovaro Cube’s trade secrets or proprietary technology and processes. Despite Renovaro Cube’s efforts, any of these parties may breach the agreements and disclose Renovaro Cube’s proprietary information, including Renovaro Cube’s trade secrets, and Renovaro Cube may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. Some courts outside The Netherlands are less willing or unwilling to protect trade secrets. For example, in China, claims regarding infringement or misappropriation of trade secrets are difficult to prove, and consequently plaintiffs are rarely successful in bringing these claims. If any of Renovaro Cube’s trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, Renovaro Cube would have no right to prevent them from using that technology or information to compete with Renovaro Cube. If any of Renovaro Cube’s trade secrets were to be misappropriated by, disclosed to, or independently developed by a competitor or other third party, Renovaro Cube’s competitive position could be materially and adversely harmed.

Renovaro Cube has and may enter into collaboration, license, contract research and/or manufacturing relationships with contract organizations that operate in certain countries that are at heightened risk of theft of technology, data and intellectual property through direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors. Accordingly, Renovaro Cube’s efforts to protect and enforce Renovaro Cube’s intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that Renovaro Cube develops or licenses, and Renovaro Cube may be at heightened risk of losing its proprietary intellectual property rights around the world, including outside of such countries, to the extent such theft or intrusion destroys the proprietary nature of its intellectual property.

Renovaro Cube depends on its information technology and telecommunications systems and those of third parties, the failure or disruption of which could harm its business.

Renovaro Cube depends on information technology and telecommunications systems, including those provided by third parties and their vendors, for significant elements of its operations, such as its information management systems, research and development, scientific and medical data analysis and general administrative activities. In addition, Renovaro Cube’s third-party service providers depend upon technology and telecommunications systems provided by outside vendors. Following the Closing, Renovaro Cube expects that the combined company will expand and strengthen a number of enterprise software systems that affect a broad range of business processes and functions, including, for example, systems handling human resources, financial controls and reporting, customer relationship management, regulatory compliance, security controls and other infrastructure operations. These expansions may prove more difficult than Renovaro Cube expects and could cause disruptions in its operations or additional expense.

Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of Renovaro Cube’s servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive events. Despite the precautionary measures Renovaro Cube has taken to detect and prevent or solve problems that could affect its information technology and telecommunications systems, failures or significant downtime of these systems or those used by its third-party service providers and their vendors could prevent Renovaro Cube from conducting tests, preparing and providing reports to future customers, billing payors, conducting research and development activities, maintaining its financial controls and other reporting functions, and managing the administrative aspects of its business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of Renovaro Cube’s operations depend could have an adverse effect on its business.

If Renovaro Cube’s trademarks and trade names are not adequately protected, Renovaro Cube may not be able to build name recognition in its markets of interest and its business may be adversely affected.

Renovaro Cube uses certain unregistered trademarks and trade names in its business. These trademarks or trade names may be challenged, infringed or declared generic or determined to be infringing on other marks. Renovaro Cube may not be able to protect its rights to these trademarks and trade names in the future, which Renovaro Cube views as valuable to building name recognition among potential partners and customers in its markets of interest. At times, competitors or other third parties have adopted or may adopt trade names or trademarks similar to Renovaro Cube’s trade names and/or trademarks, thereby impeding its ability to build brand identity and possibly leading to market confusion and/or litigation. In addition, there could be potential trade name or trademark infringement claims brought by owners of registered trademarks or trademarks that incorporate variations of Renovaro Cube’s unregistered trademarks or trade names. Over the long term, if Renovaro Cube is unable to establish name recognition based on its trademarks and trade names, then Renovaro Cube may not be able to compete effectively and Renovaro Cube’s business may be adversely affected. Renovaro Cube’s efforts to enforce, protect or defend its proprietary rights related to trademarks and trade names may be ineffective and could result in substantial costs and diversion of resources and could adversely affect Renovaro Cube’s business, financial condition, results of operations and prospects.

Intellectual property litigation may lead to unfavorable publicity that harms Renovaro Cube’s reputation.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions and other interim proceedings in the litigation. Such announcements could harm Renovaro Cube’s reputation, the perceived value of Renovaro Cube’s intellectual property or the potential market for its products, which could have a material adverse effect on its business.

Renovaro Cube’s success depends on its ability to develop and commercialize its technology without infringing, misappropriating, or otherwise violating the intellectual property of third parties. Third parties may initiate legal proceedings alleging that Renovaro Cube is infringing their intellectual property rights, and if they prevail, could block sales of Renovaro Cube’s products and force Renovaro Cube to make large damages and/or royalty payments, which could have a material adverse effect on the success of its business.

Renovaro Cube’s commercial success in part depends upon its ability, and the ability of its collaborators, to market, sell and distribute Renovaro Cube’s products and use Renovaro Cube’s proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights of third parties. There is considerable intellectual property litigation in the medical technology, biotechnology, diagnostic and pharmaceutical industries. Renovaro Cube may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to its products, including interference proceedings before the United Kingdom Intellectual Property Office, the European Patent Office, the United States Patent and Trademark Office and similar bodies in other jurisdictions. Third parties may assert infringement claims against Renovaro Cube based on existing patents or patents that may be issued in the future.

If Renovaro Cube is found to infringe, misappropriate, or otherwise violate a third party’s intellectual property rights, it could be required to obtain a license from such third party to continue developing, marketing, selling and distributing Renovaro Cube’s products, or to cease using the infringing technology. However, Renovaro Cube may not be able to obtain any required license on commercially reasonable terms or at all. Even if Renovaro Cube were able to obtain a license, it could be non-exclusive, thereby giving Renovaro Cube’s competitors access to the same technologies licensed to Renovaro Cube. In addition, Renovaro Cube could be found liable for monetary damages, including treble damages if it is found to have willfully infringed a patent and attorneys’ fees if the court finds the case to be exceptional. A finding of infringement, misappropriation, or other violation could prevent Renovaro Cube from commercializing its products or force Renovaro Cube to cease some of its operations, which could materially harm its business. Claims that Renovaro Cube has misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on Renovaro Cube’s business.

Even if resolved in Renovaro Cube’s favor, litigation or other legal proceedings relating to intellectual property claims may cause Renovaro Cube to incur significant expenses and could distract Renovaro Cube’s personnel from their normal responsibilities. Such litigation or proceedings could substantially increase Renovaro Cube’s operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. Renovaro Cube may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of Renovaro Cube’s competitors may be able to sustain the costs of such litigation or proceedings more effectively than Renovaro Cube can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on Renovaro Cube’s ability to compete in the market place.

Renovaro Cube’s use of open-source software could subject Renovaro Cube’s proprietary technology to unwanted open-source license conditions that could negatively impact its business.

A portion of Renovaro Cube’s technology capabilities incorporates open-source software, and Renovaro Cube may incorporate open-source software into other offerings or products in the future. If an author or other third party that distributed such open-source software to Renovaro Cube were to allege that Renovaro Cube had not complied with the conditions of one or more of these licenses, Renovaro Cube could be required to incur significant legal expenses defending against such allegations. Further, the outcome of such litigation may be particularly uncertain in some cases, because there is little legal precedent governing the interpretation of certain terms of common open source licenses. In addition, if Renovaro Cube combines its proprietary software with open-source software in a certain manner and makes it available to others, under some open-source licenses, it could be required to license or make available the source code of its proprietary software, which could substantially help its competitors develop products that are similar to or better than Renovaro Cube’s and harm its business.

The success and growth of Renovaro Cube’s business depends upon its ability to continuously innovate and develop new products and technologies.

Renovaro Cube’s solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products is complex, and Renovaro Cube has built and seeks to further develop its own technology using the latest in AI and machine learning, cloud-based technologies and other tools to differentiate Renovaro Cube’s products and technologies. In addition, Renovaro Cube’s dedication to incorporating technological advancements into its AI platform requires significant financial and personnel resources and talent. Renovaro Cube’s development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to Renovaro Cube’s business. Renovaro Cube operates in an industry experiencing rapid technological change and frequent product introductions. Renovaro Cube may not be able to make technological improvements as quickly as demanded by its customers, or Renovaro Cube may not be able to accurately predict the demand or growth of its technological investments, which could harm its ability to attract customers and have a material and adverse effect on its business, results of operations, financial condition and future prospects. In addition, Renovaro Cube may not be able to effectively implement new technology-driven products and services as quickly as its competitors or be successful in marketing these products and services to potential customers. If Renovaro Cube is unable to successfully and timely innovate, Renovaro Cube could experience reputational damage and decreased demand for its AI platform and other products and technologies and its growth, business, results of operations, financial condition and future prospects could be materially and adversely affected.

Renovaro Cube’s AI platform and other related products may become obsolete due to fast growing technological innovations or the entry of competitors with more financial and brand power.

AI is a fast growing industry and Renovaro Cube must successfully adapt and manage technological advancements in AI and AI-related markets, as well as effectively compete with the emergence of additional competitors in the AI industry in order to maintain and grow Renovaro Cube’s AI business and products. Thus, the success of Renovaro Cube’s AI platform, other products and business depends in large part on its ability to keep pace with rapid technological changes in the development and implementation of AI products. For example, the development of groundbreaking technological innovations in AI, or innovations that would render AI obsolete, would harm Renovaro Cube’s business and make its platform or other products less durable. Further, the entry of competitors into the AI market that have more financial and brand power could cause Renovaro Cube’s share of the market to be significantly reduced thereby negatively affecting its business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 14, 2024, the Company entered into a Subscription Agreement with an investor to issue a Convertible Promissory Note in the amount of $500,000 (the “March 2024 Note”). The March 2024 Note bears an interest rate of 10% per annum and shall mature on March 15, 2025. The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the March 2024 Note. Notwithstanding the immediately foregoing, at the option of the holder, interest may accrue on this Note on a quarterly basis. The March 2024 Note is convertible either at the option of the holder after a qualified offering. If no qualified offering occurs prior to the maturity date, the March 2024 Note is to be repaid in cash.

On January 11, 2024, the Company entered into a Subscription Agreement with an investor to issue a Convertible Promissory Note (the “January 2024 Note I”) in the amount of $460,000. The January 2024 Note I bears an interest rate of 12% per annum and shall mature on January 11, 2025. The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the Issue Date prior to the maturity of the Notes. Notwithstanding the immediately foregoing, at the option of the Holder, interest may accrue on this Note on a quarterly basis. The January 2024 Note I is convertible either at the option of the Holder or automatically upon maturity into shares of the Company’s Common Stock at the conversion price of $3.38.

On January 12, 2024, the Company entered into a Subscription Agreement with an investor (the “Investor”) to issue a Convertible Promissory Note for an aggregate principal amount of $125,000 (the “January 2024 Note II”, and collectively with the January 2024 Note I, the “January 2024 Notes”). The Company received a total of $125,000 in gross proceeds. The January 2024 Note II bears an interest rate of 12% per annum and shall mature on December 29, 2024 (the “Maturity Date”). The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the 2024 Notes. The January 2024 Note II is convertible either at the option of the Holder or automatically upon maturity into shares of the Company’s Common Stock at the Note Conversion Price of $3.38.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Plans

During the quarter ended March 31, 2024, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

2.1	Second Amendment to Stock Purchase Agreement, dated February 13, 2024, by and among Renovaro Inc., GEDi Cube Intl Ltd., the sellers party thereto and Yalla Yalla Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 14, 2024)

3.1	Certificate of Incorporation, as amended** (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on February 14, 2024)

4.1	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 14, 2024)

10.1	Consulting Agreement, dated March 11, 2024, by and between Renovaro Inc. and Tarsh PB Advisors LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 13, 2024)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2024	RENOVARO INC.

	By:	/s/ Mark Dybul
Mark Dybul
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Simon Tarsh
Simon Tarsh
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)