Form 10-Q/A
period 2024-03-31
RENOVARO INC.
filed 2024-08-20
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Renovaro Inc. (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2024, (the “Q3 2024 Form 10-Q”) to (i) restate its financial statements as of and for the periods ended March 31, 2024, which should no longer be relied on and are being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

 We are filing this Amendment to amend and restate the Q3 2024 Form 10-Q with modifications as necessary to reflect these restatements.

Background of Restatement

On August 14, 2024, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, based on the recommendation of the Company’s management, and after consultation with the Company’s independent registered public accounting firm, concluded that the Company’s previously issued unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2024 contained a material misstatement related to the value of its indefinite life intangible assets and, accordingly, should no longer be relied upon. Similarly, related reports filed with the Securities Exchange Commission (the “SEC”), earnings releases, press releases, shareholder communications, investor presentations or other communications describing relevant portions of the March 31, 2024, financial statements should no longer be relied upon. The Company is restating the March 31, 2024, financial statements within this Amendment.

During the preparation of the Company’s response to an SEC comment letter dated July 12, 2024, the Company’s management identified an error in the March 31, 2024, financial statements resulting from an error in the method used to measure the impairment charge associated with the termination of the Weird Science License Agreement described in Note 6 of the March 31, 2024 financial statements. The error resulted in, among other things, an overstatement of the Company’s assets and an understatement of the Company’s net loss and net loss per share for the three and nine months ended March 31, 2024.

Refer to “Note 2 - Restatement of Previously Issued Financial Statements” of “Part I - Item 1. Financial Statements” (“Note 2”) for additional information.

Internal Control Considerations

Due to discovery of the error, the Company’s management re-evaluated the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of March 31, 2024 and believes the error relates to and is the result of a previously identified and reported material weakness which has been disclosed in our Form 10-K filed on October 2, 2023. The material weakness remained in place as of March 31, 2024. For a discussion of management’s consideration of disclosure controls and procedures, internal controls over financial reporting and the material weaknesses identified, see “Part I - Item 4. Controls and Procedures” of this Amendment.

Items Amended in this Amendment

This Amendment amends and restates the following items included in the original filing as appropriate to reflect the restatement of the relevant periods:

●	Part I - Item 1. Financial Statements (Unaudited);

●	Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

●	Part II, Item 6. Exhibits.

This Amendment includes new certifications by our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 dated as of this filing in connection with this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as described in Note 2, no other information included in the Q3 2024 Form 10-Q is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the Q3 2024 Form 10-Q. This Amendment continues to describe the conditions as of the date of the Q3 2024 Form 10-Q and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Q3 2024 Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Q3 2024 Form 10-Q and with our filings with the SEC subsequent to the Q3 2024 Form 10-Q.

RENOVARO INC. AND SUBSIDIARIES

- INDEX -

i

PART I – FINANCIAL INFORMATION

Item 1. Restated Financial Statements.

During the preparation of the Company’s response to an SEC comment letter dated July 12, 2024, the Company’s management identified an error in the March 31, 2024 financial statements resulting from an error in the method used to measure the impairment charge associated with the termination of a license agreement with Weird Science, LLC. The error resulted in, among other things, an overstatement of the Company's assets and an understatement of the Company's net loss and net loss per share for the three and nine months ended March 31, 2024. Refer to “Note 2 - Restatement of Previously Issued Financial Statements” for additional information.

The accompanying restated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the restated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2024, are not necessarily indicative of the results of operations for the full year. These restated financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2023, filed with the Securities and Exchange Commission on October 2, 2023.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2024	2023
	(Unaudited)
ASSETS	(As restated)
CURRENT ASSETS:
Cash	$312,697	$1,874,480
Prepaids and other assets	907,218	690,925
Total Current Assets	1,219,915	2,565,405

Property and equipment, net	488,915	508,989

OTHER ASSETS:
Definite life intangible assets, net	31,042	39,676
Indefinite life intangible assets	10,755,255	42,611,000
Goodwill	164,186,852	11,640,000
Deposits and other assets	21,742	21,741
Operating lease right-of-use assets	1,385,619	913,985
Total Other Assets	176,380,510	55,226,402

TOTAL ASSETS	$178,089,340	$58,300,796

LIABILITIES
CURRENT LIABILITIES:
Accounts payable – trade	$7,990,631	$5,296,823
Accrued expenses	3,754,976	723,173
Other current liabilities	519,427	184,733
Contingent consideration liability, current (Note 4)	1,006,438	—
Current portion of operating lease liabilities	483,226	193,422
Notes payable, net	3,418,621	4,624,947
Convertible notes payable	3,700,694	—
Total Current Liabilities	20,874,013	11,023,098

NON-CURRENT LIABILITIES:

Operating lease liabilities, net of current portion	970,353	775,587
Contingent consideration liability, noncurrent (Note 4)	19,064,562	—
Deferred tax liability	2,774,856	—
Total Non-Current Liabilities	22,809,771	775,587
Total Liabilities	43,683,784	11,798,685

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at March 31, 2024 and June 30, 2023	—	—
Common Stock, par value $0.0001, 350,000,000 shares authorized, 147,488,598 shares issued and outstanding at March 31, 2024, and 63,698,144 shares issued and outstanding at June 30, 2023	14,750	6,371
Additional paid-in capital	442,304,652	290,554,875
Accumulated deficit	(308,947,816)	(244,029,253)
Accumulated other comprehensive income (loss)	1,033,970	(29,882)
Total Stockholders’ Equity	134,405,556	46,502,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,089,340	$58,300,796

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(As restated)		(As restated)
Operating Expenses
General and administrative	$7,652,379	$3,796,057	$19,558,981	$12,365,960
Research and development	1,087,156	239,137	2,274,321	3,170,471
Intangible asset impairment (Note 6)	42,611,000	—	42,611,000	—
Depreciation and amortization	30,305	28,242	90,727	85,487
Total Operating Expenses	51,380,840	4,063,436	64,535,029	15,621,918

LOSS FROM OPERATIONS	(51,380,840)	(4,063,436)	(64,535,029)	(15,621,918)

Other Income (Expense)

Change in fair value of contingent consideration (Note 4)	486,500	—	486,500	—
Loss on extinguishment of debt	—	—	(120,018)	—
Loss on extinguishment of contingent consideration liability	—	—	—	(419,182)
Interest expense	(303,802)	(122,289)	(758,057)	(310,766)
Interest and other income (expense)	(16,272)	(142,571)	8,041	(133,938)
Total Other Income (Expense)	166,426	(264,860)	(383,534)	(863,886)

NET LOSS	$(51,214,414)	$(4,328,296)	$(64,918,563)	$(16,485,804)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.48)	$(0.08)	$(0.82)	$(0.30)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	107,480,475	55,974,605	79,168,663	55,524,511

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(As restated)		(As restated)
Net Loss	$(51,214,414)	$(4,328,296)	$(64,918,563)	$(16,485,804)
Other Comprehensive Income (Loss)
Foreign currency translation, net of taxes	1,061,201	(2,110)	1,063,852	(1,949)

Comprehensive Loss	$(50,153,213)	$(4,330,406)	$(63,854,711)	$(16,487,753)

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Series A Preferred Shares	Series A Preferred Shares Amount	# of common Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
June 30, 2023	—	—	63,698,144	$6,371	$290,554,875	$(244,029,253)	$(29,882)	$46,502,111
Issuance of preferred stock and warrants in private placement	280,505	28	—	—	1,999,972	—	—	2,000,000
Issuance of preferred stock and warrants for conversion of Note Payable	280,505	28	—	—	1,999,973	—	—	2,000,001
Restricted shares issued for services rendered	—	—	2,000,000	200	4,469,800	—	—	4,470,000
Stock-based compensation	—	—	—	—	983,829	—	—	983,829
Net loss	—	—	—	—	—	(9,175,028)	—	(9,175,028)
Foreign currency translation adjustment	—	—	—	—	—	—	(34,601)	(34,601)
September 30, 2023	561,010	56	65,698,144	6,571	300,008,449	(253,204,281)	(64,483)	46,746,312
Stock issued pursuant to warrants exercised	—	—	525,945	53	341,812	—	—	341,865
Restricted shares issued for advisory services	—	—	1,000,000	100	(100)	—	—	—
Stock-based compensation	—	—	—	—	999,228	—	—	999,228
Net loss	—	—	—	—	—	(4,529,121)	—	(4,529,121)
Foreign currency translation adjustment	—	—	—	—	—	—	37,252	37,252

December 31, 2023	561,010	56	67,224,089	6,724	301,349,389	(257,733,402)	(27,231)	43,595,536
Non-cash exercise of warrants	—	—	3,425,399	343	1,999,657	—	—	2,000,000
Restricted shares issued for services rendered	—	—	50,000	5	99,995	—	—	100,000
Issuance of common stock under private placement offering	—	—	344,827	34	999,966	—	—	1,000,000
Issuance of common stock pursuant to acquisition of GEDi Cube (Note 12)	—	—	70,834,183	7,083	135,994,548	—	—	136,001,631
Preferred stock converted to common stock pursuant to acquisition of GEDi Cube (Note 12)	(561,010)	(56)	5,610,100	561	(505)	—	—	—
Stock-based compensation	—	—	—	—	1,861,601	—	—	1,861,601
Net loss	—	—	—	—	—	(51,214,414)	—	(51,214,414)
Foreign currency translation adjustment	—	—	—	—	—	—	1,061,201	1,061,201

March 31, 2024 (As restated)	—	$—	147,488,598	$14,750	$442,304,652	$(308,947,816)	$1,033,970	$134,405,556

	# of Series A Preferred Shares	Series A Preferred Shares Amount	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2022	—	—	53,007,082	$5,302	$276,989,179	$(204,345,197)	$(30,436)	$72,618,848
Stock issued pursuant to warrants exercised	—	—	1,250,000	125	1,624,875			1,625,000
Contingent shares issued pursuant to acquisition agreement	—	—	1,250,000	125	2,762,375	—	—	2,762,500
Stock-based compensation	—	—	—	—	1,026,008	—	—	1,026,008
Net loss	—	—	—	—	—	(7,699,760)	—	(7,699,760)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,754)	(7,754)
September 30, 2022	—	—	55,507,082	5,552	282,402,437	(212,044,957)	(38,190)	70,324,842
Shares issued in lieu of interest on $1.2 million notes payable extension	—	—	198,439	20	204,372	—	—	204,392
Stock-based compensation	—	—	—	—	819,955	—	—	819,955
Net loss	—	—	—	—	—	(4,457,748)	—	(4,457,748)
Foreign currency translation adjustment	—	—	—	—	—	—	7,915	7,915

December 31, 2022	—	—	55,705,521	5,572	283,426,764	(216,502,705)	(30,275)	66,899,356
Shares and warrants issued pursuant to private placement offering	—	—	2,178,070	218	2,482,782	—	—	2,483,000
Restricted shares issued for services rendered	—	—	100,000	10	107,990	—	—	108,000
Stock-based compensation	—	—	—	—	968,203	—	—	968,203
Net loss	—	—	—	—	—	(4,328,296)	—	(4,328,296)

Foreign currency translation adjustment	—	—	—	—	—	—	(2,110)	(2,110)
March 31, 2023	—	$—	57,983,591	$5,800	$286,985,739	$(220,831,001)	$(32,385)	$66,128,153

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:	(As restated)
Net loss	$(64,918,563)	$(16,485,804)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	90,727	85,487
Change in fair value of contingent consideration	(486,500)	—
Loss on extinguishment of debt	120,018	—
Loss on extinguishment of contingent consideration liability	—	419,182
Stock based compensation expense	3,844,658	2,922,166
Intangible asset impairment	42,611,000	—
Restricted shares for services rendered	4,570,000	—
Amortization of discount on notes payable	494,809	223,863
Changes in assets and liabilities:
Other receivables	—	46
Prepaid expenses/deposits	798,741	689,273
Accounts payable	2,110,232	3,069,487
Accrued expenses	2,194,293	(407,433)
Other current liabilities	—	(18,520)
Operating leases, net	12,936	(10,684)
NET CASH USED IN OPERATING ACTIVITIES	(8,557,649)	(9,512,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable prior to acquisition	(1,225,779)	—
Cash received from acquisition	65,851	—
Purchase of property and equipment	(46,878)	(23,633)
NET CASH USED IN INVESTING ACTIVITIES	(1,206,806)	(23,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	3,645,000	—
Repayment of finance agreement	(646,128)	(840,992)
Proceeds from private placement	3,000,000	2,483,000
Proceeds from notes payable	1,710,000	—
Proceeds from exercise of warrants	341,865	1,625,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,050,737	3,267,008

Effect of exchange rates on cash	151,935	45,462

NET CHANGE IN CASH	(1,561,783)	(6,224,100)

CASH, BEGINNING OF PERIOD	1,874,480	9,172,142

CASH, END OF PERIOD	$312,697	$2,948,042

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$12,692	$43,627
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Finance agreement entered into in exchange for prepaid assets	$906,834	$1,139,875
Shares in lieu of interest on $1.2 million notes payable extension	$—	$204,392
Common shares issued for contingent earn out liability	$—	$2,762,500
Conversion of note payable for issuance of preferred stock	$2,000,001	$—
Common shares issued upon acquisition	$136,001,631	$—
Contingent consideration issued upon acquisition	$20,557,500	$—
Note payable settled through non-cash exercise of warrants	$2,000,000	$—
Debt discount related to notes payable	$301,841	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment – Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized and depreciated upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from four to ten years (see Note 5.)

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

Impairment of Goodwill and Indefinite Life Intangible Assets – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess. The Company has elected to perform its annual analysis on June 30th. The annual fair value analysis performed on goodwill supported that goodwill was not impaired as of June 30, 2023. There have been no events which have caused the Company to conduct an interim evaluation of its goodwill through March 31, 2024 (see Note 6.)

For indefinite life intangible assets, such as IPR&D, on an annual basis on June 30th we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. For the year ended June 30, 2023, the carrying value of the IPR&D exceeded its fair value. Therefore, the Company recorded an impairment loss of $18,960,000 during the year ended June 30, 2023. During the quarter ended March 31, 2024, the Company recorded an impairment loss of $42,611,000 related to the termination of the license agreement with Weird Science LLC (see Note 6.).

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has elected the practical expedient to not separate lease and non-lease components. The Company’s non-lease components are primarily related to property maintenance, insurance, and taxes, which vary based on future outcomes, and thus are recognized in general and administrative expenses when incurred (see Note 7.)

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

Fair Value of Financial Instruments – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. There were no Level 1, 2, or 3 assets, nor any Level 1, or 2 liabilities measured at fair value on a recurring basis as of March 31, 2024 and 2023, respectively. Level 3 liabilities held as of March 31, 2024, consisted of a contingent consideration liability related to the February 13, 2024, acquisition of Renovaro Cube (see Note 4.)

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Restricted Share Units – The Company has granted stock options, restricted share units (“RSUs”) and warrants. The Company accounts for stock-based awards in accordance with the provisions of FASB ASC Topic 718, “Compensation - Stock Compensation”.

Stock-Based Compensation – The Company records stock-based compensation in accordance with ASC Topic 718, “Compensation - Stock Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the required service period, which is generally the vesting period. Stock based compensation costs for the vesting of options and RSUs granted for the three and nine months ended March 31, 2024 were $1,861,601 and $3,844,658, respectively. Stock based compensation costs for the vesting of options and RSUs granted for the three and nine months ended March 31, 2023 were $1,076,203 and $2,922,166, respectively (See Note 9.)

Recently Adopted Accounting Pronouncements – Recent accounting pronouncements issued by the FASB do not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On July 12, 2024, the Company received an SEC Comment Letter questioning its accounting for its indefinite life intangible assets impairment related to the license agreement with Weird Science, LLC which was terminated on March 31, 2024, as described in Note 6.

After further analysis by management and review of the applicable accounting requirements, the Company determined that its original impairment recognized in its March 31, 2024 financial statements was not correct and those financial statements should be restated to reflect further impairment of certain of its indefinite life intangible assets related to the license agreement with Weird Science, LLC.

The impact of the restatement on these financial statements by line item is as follows:

	As Reported	Change	As Rested
Indefinite life intangible assets	$44,945,255	$(34,190,000)	$10,755,255

Total other assets	$210,570,510	$(34,190,000)	$176,380,510
Total assets	$212,279,340	$(34,190,000)	$178,089,340
Accumulated deficit	$(274,757,816)	$(34,190,000)	$(308,947,816)
Total stockholders’ equity	$168,595,556	$(34,190,000)	$134,405,556
Total liabilities and stockholders’ equity	$212,279,340	$(34,190,000)	$178,089,340
Intangible asset impairment	$8,421,000	$34,190,000	$42,611,000
Total operating expenses for the three months ended March 31, 2024	$17,190,840	$34,190,000	$51,380,840
Total operating expenses for the nine months ended March 31, 2024	$30,345,029	$34,190,000	$64,535,029
Loss from operations three months ended March 31, 2024	$(17,190,840)	$(34,190,000)	$(51,380,840)
Loss from operations nine months ended March 31, 2024	$(30,345,029)	$(34,190,000)	$(64,535,029)
Net loss for the three months ended March 31, 2024	$(17,024,414)	$(34,190,000)	$(51,214,414)
Net loss for the nine months ended March 31, 2024	$(30,728,563)	$(34,190,000)	$(64,918,563)
Comprehensive loss for the three months ended March 31, 2024	$(15,963,213)	$(34,190,000)	$(50,153,213)
Comprehensive loss for the nine months ended March 31, 2024	$(29,664,711)	$(34,190,000)	$(63,854,711)
Basic and diluted net loss per share for the three months ended March 31, 2024	$(0.16)	$(0.32)	$(0.48)
Basic and diluted net loss per share for the nine months ended March 31, 2024	$(0.39)	$(0.43)	$(0.82)

NOTE 3 — GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of $51,214,414 and $64,918,563 for the three and nine months ended March 31, 2024, respectively. As of March 31, 2024, the Company had cash and cash equivalents of $312,697 and an accumulated deficit of $308,947,816 and a working capital deficit of $19,654,098. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — GOING CONCERN (Continued)

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

NOTE 4 — FAIR VALUE MEASUREMENTS

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — FAIR VALUE MEASUREMENTS (Continued)

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

NOTE 5 — PROPERTY AND EQUIPMENT

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INTANGIBLE ASSETS AND GOODWILL

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

At March 31, 2024, and June 30, 2023, definite and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2023	Additions	Amortization	Impairment	Translation Adjustment	March 31, 2024
Definite Life Intangible Assets
Patents	20 Years	$290,936	$—	$—	$—	$(3,856)	$287,080
Less Accumulated Amortization		(251,260)	—	(7,524)	—	2,746	256,038
Net Definite-Life Intangible Assets		$39,676	$—	$(7,524)	$—	$(1,110)	$31,042

Indefinite Life Intangible Assets and Goodwill
Goodwill		11,640,000	151,536,444	—	—	1,010,408	164,186,852
IPR&D		$42,611,000	10,684,091	—	(42,611,000)	71,164	10,755,255
Total Indefinite Life Intangible Assets and Goodwill		$54,251,000	$162,220,535	$—	$(42,611,000)	$1,081,572	$174,942,107

Expected future amortization expense is as follows:

Year ending June 30,
2024	$1,942
2025	9,700
2026	9,700
2027	9,700
Total	$31,042

During February 2018, the Company acquired IPR&D related to a License Agreement (as licensee) to an HIV therapy which consists of a perpetual, fully paid-up, royalty-free, sub-licensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans. The IPR&D intangible asset was classified as an indefinite life asset that was tested annually for impairment.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INTANGIBLE ASSETS AND GOODWILL (Continued)

On February 13, 2024, the Company acquired Renovaro Cube as a wholly owned subsidiary pursuant to a stock purchase agreement. As part of the acquisition of Renovaro Cube, the Company acquired IPR&D assets valued at $10,684,091.

Impairment – On March 1, 2024, the Company received a notice from the sole manager of Weird Science LLC terminating the License Agreement by and between Weird Science LLC and Enochian Biopharma, Inc. (now known as Renovaro Biosciences, Inc.), a wholly owned subsidiary of the Company, dated February 16, 2018. Due to the termination of the License Agreement, the Company recorded an impairment of $42,611,000 in the period ended March 31, 2024.

NOTE 7 — LEASES

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — LEASES (Continued)

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — DEBT

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — DEBT (Continued)

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — DEBT (Continued)

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

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315 (the “January 2024 Note”). The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The January 2024 Note bears an interest rate of 12% per annum and matured on March 1, 2024 (the “Maturity Date”). The Company is required to pay interest on the maturity date. The Notes Payable will be accounted for under ASC 470-20, and all proceeds received from the issuance will be recognized as a liability on the balance sheet net of discount. For the three and nine months ended March 31, 2024, discount amortization of $26,315 was charged to interest expense, respectively. As of March 31, 2024, the Company accrued $15,789 of interest expense that is included in accrued expenses on the balance sheet. The Note balance, net of discount at March 31, 2024 was $526,315. In connection with the entry into the January 2024 Note, the Company and Paseco ApS agreed to amend and restate the Security Agreement (see Note 8) to add the Company’s obligations under the November 2023 Note and the January 2024 Note to the Secured Obligations (as defined in the Amended and Restated Security Agreement).

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — DEBT (Continued)

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — DEBT (Continued)

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY (Continued)

In consideration for entering into the 2023 Purchase Agreement, the Company issued 696,021 shares of Common Stock to Lincoln Park as a commitment fee on June 20, 2023.

During the three and nine months ended March 31, 2024, no shares of Common Stock to Lincoln Park were sold under the Purchase Agreement.

Preferred Stock Issuances

On August 1, 2023, the Company closed a private placement of 280,505 units (the “Units”), each consisting of (i) one share of the Company’s Series A Convertible Preferred Stock, (the “Preferred Stock”) and (ii) one Common Stock purchase warrant (each, a “Warrant”, and together with the Units and the shares of Preferred Stock, the “Securities”) to purchase five shares of the Company’s Common Stock, at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $2,000,000 in cash. In addition, the Company issued 280,505 Units in connection with the conversion of $2,000,000 of the Promissory Note (see Note 8.)

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

On February 15, 2024 the Company issued 50,000 shares of Common Stock for consulting services.

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY (Continued)

On February 20, 2024, 2,953,700 warrants outstanding were exercised ranging from $0.53 to $0.65 per share and the aggregate $1,750,000 of a promissory note held by the holder was applied to the exercise price of the warrants (see Note 8).

On February 20, 2024, 471,699 warrants outstanding were exercised ranging at $0.53 per share and $250,000 of a promissory note held by the holder was applied to the exercise price of the warrants (see Note 8).

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY (Continued)

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY (Continued)

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — STOCKHOLDERS’ EQUITY (Continued)

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)

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

Shares held for non-consenting shareholders – The 17,414 remaining shares of Common Stock related to the Acquisition of Renovaro Denmark have been reflected as issued and outstanding in the accompanying financial statements. There were zero shares of Common Stock issued to such non-consenting stockholders during the three and nine months ended March 31, 2024 (see Note 9.)

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 11 — RELATED PARTY TRANSACTIONS

As of March 31, 2024, the Company has accrued $111,750 of compensation related expenses for the Company’s Chief Executive Officer, Mark Dybul, related to budget constraints.

On March 26, 2024, the Company issued a Promissory Note to Paseco ApS, a Danish entity and greater than 5% shareholder, in the principal amount of $160,000. The Note bears an interest rate of 10% per annum and was to mature on May 1, 2024. On May 1, 2024, the Company and Paseco ApS entered into an amendment to the Promissory Note to extend that maturity to July 1, 2024 (the “Maturity Date”). The Company is required to pay interest on the maturity date. As of March 31, 2024, the Company accrued $215 of interest expense that is included in accrued expenses on the balance sheet. The Note balance at March 31, 2024 is $160,000 (see Note 8.)

On February 16, 2024, the Company received an exercise notice from RS Bio to exercise 471,699 warrants outstanding at an exercise price of $0.53 per share. The holder applied $250,000 of one of its outstanding note payable balance to the exercise price (see Note 8.)

On February 16, 2024, the Company received an exercise notice from Paseco ApS to exercise 2,953,700 warrants outstanding with exercise prices ranging from $0.53 to $0.65 per share. The proceeds of $1,750,000 were immediately applied to the outstanding note payable balance (see Note 8.)

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RELATED PARTY TRANSACTIONS (Continued)

On February 5, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263. The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The Note bears an interest rate of 12% per annum and matured on March 1, 2024 (the “Maturity Date”). The obligations under this Note are secured by the Amended and Restated Security Agreement (discussed below). The Company is required to pay interest on the maturity date. For the three and nine months ended March 31, 2024, discount amortization of $5,263 was charged to interest expense. As of March 31, 2024, the Company accrued $3,158 of interest expense that is included in accrued expenses on the balance sheet. The Note balance, net of discount at March 31, 2024 is $105,263 (see Note 8.)

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315 (the “January 2024 Note”). The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The January 2024 Note bears an interest rate of 12% per annum and shall mature on March 1, 2024 (the “Maturity Date”). The Company is required to pay interest on the maturity date. For the three and nine months ended March 31, 2024, discount amortization of $26,315 was charged to interest expense. As of March 31, 2024, the Company accrued $15,789 of interest expense that is included in accrued expenses on the balance sheet. The January 2024 Note balance, net of discount at March 31, 2024 is $526,315 (see Note 8.) In connection with the entry into the January 2024 Note, the Company and Paseco ApS agreed to amend and restate the Security Agreement (see Note 8) to add the Company’s obligations under the November 2023 Note and the January 2024 Note to the Secured Obligations (as defined in the Amended and Restated Security Agreement).

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000 (the “November 2023 Note”). The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the Note. The Note bears an interest rate of 12% per annum and shall mature on January 1, 2024 (the “Maturity Date”). The Company is required to pay interest on the maturity date (see Note 8.)

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

On August 1, 2023, Paseco ApS, in connection with the Private Placement, converted $2,000,000 of its Promissory Note into 280,505 of the Company’s Units at a price per Unit equal to $7.13. In addition, Paseco ApS purchased in the Private Placement 63,114 of the Company’s Units at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $450,000. As a result of participation in the Private Placement, Paseco ApS was deemed to be an affiliate of the Company (see Note 8.)

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — RELATED PARTY TRANSACTIONS (Continued)

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

The information set forth above in Note 8—Debt—Notes Payable—Promissory Note relating to the Promissory Note issued to Paseco ApS is incorporated herein by reference.

NOTE 12 — ACQUISITION

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — ACQUISITION (Continued)

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

The fair value of the Company’s common shares issued as consideration was based on the closing price of the Company’s common stock as of the Acquisition Date. The fair value determination of the contingent consideration is further detailed in Note 4 to these condensed consolidated financial statements.

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — ACQUISITION (Continued)

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

NOTE 13 — SUBSEQUENT EVENTS

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

Going Concern and Management’s Plans

The financial statements included elsewhere herein for the period ended March 31, 2024, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of March 31, 2024, we had cash and cash equivalents of $312,697, an accumulated deficit of $308,947,816 and a working capital deficit of $19,654,098 and total liabilities of $43,683,784. We have incurred significant losses from continuing operations, have used cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Results of Operations as restated for the three and nine months ended March 31, 2024, compared to the three and nine months ended March 31, 2023

During the preparation of the Company’s response to an SEC comment letter dated July 12, 2024, the Company’s management identified an error in the March 31, 2024 financial statements resulting from an error in the method used to measure the impairment charge associated with the termination of a license agreement with Weird Science, LLC. The error resulted in, among other things, an overstatement of the Company's assets and an understatement of the Company's net loss and net loss per share for the three and nine months ended March 31, 2024. Refer to “Note 2 - Restatement of Previously Issued Financial Statements” for additional information.

The following table sets forth our revenues, expenses and net loss for the three and nine months ended March 31, 2024 and 2023. The financial information below is derived from our restated unaudited condensed consolidated financial statements.

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Increase/(Decrease)		March 31,		Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
	(As Restated)				(As Restated)
Operating Expenses
General and administrative	$7,652,379	$3,796,057	$3,856,322	102%	$19,558,981	$12,365,960	$7,193,021	58%
Research and development	1,087,156	239,137	848,019	355%	2,274,321	3,170,471	(896,150)	(28)%
Intangible assets impairment	42,611,000	—	42,611,000	100%	42,611,000	—	42,611,000	100%
Depreciation and amortization	30,305	28,242	2,063	7%	90,727	85,487	5,240	6%
Total Operating Expenses	51,380,840	4,063,436	47,317,404	1,164%	64,535,029	15,621,918	48,913,111	313%
LOSS FROM OPERATIONS	(51,380,840)	(4,063,436)	(47,317,404)	1,164%	(64,535,029)	(15,621,918)	(48,913,111)	313%
Other Income (Expenses)
Loss on extinguishment of debt	—	—	—	—%	(120,018)	—	(120,018)	100%
Loss on extinguishment of contingent consideration liability	—	—	—	—%	—	(419,182)	419,182	(100)%
Change in fair value of contingent consideration	486,500	—	486,500	100%	486,500	—	486,500	100%
Interest expense	(303,802)	(122,289)	(181,513)	148%	(758,057)	(310,766)	(447,291)	144%
Interest and other income (expense)	(16,272)	(142,571)	126,299	(89)%	8,041	(133,938)	141,979	(106)%
Total Other Income (Expense)	166,426	(264,860)	431,286	(163)%	(383,534)	(863,886)	480,352	(56)%
NET LOSS	$(51,214,414)	$(4,328,296)	$(46,886,118)	1,083%	$(64,918,563)	$(16,485,804)	$(48,432,759)	294%

Revenues

We are a pre-revenue, pre-clinical biotechnology and artificial intelligence driven healthcare technology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the three months ended March 31, 2024 and 2023, were $51,380,840 and $4,063,436 respectively, representing an increase of $47,317,404 or approximately 1,164%. The increase in operating expenses primarily relates to the increase in general and administrative expenses of $3,856,322, the increase in research and development expenses of $848,019 and an indefinite life intangible assets impairment charge of $42,611,000.

Our operating expenses for the nine months ended March 31, 2024 and 2023, were $64,535,029 and $15,621,918 respectively, representing an increase of $48,913,111, or approximately 313%. The increase in operating expenses primarily relates to the increase in general and administrative expenses of $7,193,021, and the indefinite life intangible assets impairment charge of $42,611,000, partially offset by the decrease in research and development expenses of $896,150.

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

Intangible assets impairment expense for the three and nine months ended March 31, 2024, was $42,611,000. This was due to the termination of the license agreement with Weird Science, LLC in March 2024 as that resulted in the Company abandoning the development of certain technology included in its in-process research and development and recording an impairment of $42,611,000 in the period ended March 31, 2024.

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

Net Loss

Net loss for the three months ended March 31, 2024, and 2023, was $51,214,414 and $4,328,296, respectively, representing an increase in net loss of $46,886,118 or approximately 1,083%. The increase in net loss was primarily due to the indefinite life intangible assets impairment charge of $42,611,000 and an increase in general and administrative expenses of $3,856,322.

Net loss for the nine months ended March 31, 2024, and 2023, was $64,918,563 and $16,485,804, respectively, representing an increase in net loss of $48,432,759 or approximately 294%. The increase in net loss was primarily due to the indefinite life intangible assets impairment charge of $42,611,000 and an increase in general and administrative expenses of $7,193,021.

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

Assets

Total assets at March 31, 2024, were $178,089,340 compared to $58,300,796 as of June 30, 2023. The increase in total assets was primarily due to the increase in goodwill of $152,546,852 from the acquisition of Renovaro Cube.

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

Date: August 20, 2024	RENOVARO INC.

	By:	/s/ Mark Dybul
Mark Dybul
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Simon Tarsh
Simon Tarsh
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)