Form 10-K
period 2024-06-30
RENOVARO INC.
filed 2024-10-10
CIK 1527728

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL report under section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended June 30, 2024

☐ TRANSITION report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from

Commission file number 001-38758

RENOVARO INC.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

On December 31, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $57,193,356.

As of October 3, 2024, the number of shares outstanding of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”) was 156,193,912.

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

Forward-looking statements include, but are not limited to, statements concerning:

●	Our ability to continue as a going concern and ability to raise additional capital;

●	Our continuous incurrence of losses as a pre-clinical-stage biotechnology company with no products that have achieved regulatory approval;

●	Our ability to generate revenue if we fail to develop marketable product;

●	Our dependence on substantial additional financing to support the research, development, licensing, manufacture, and marketing of product candidates and products, and the possibility that unforeseen operational costs will arise;

●	The dilutive effect on stockholders’ ownership interests of the Company raising capital through an equity issuance in connection with future equity financing or equity debt agreements;

●	Our dependence on the services of experts, including third parties to research and develop product candidates in cooperation with our employees and officers;

●	The difficulty or impossibility of predicting future clinical trial results and regulatory outcomes of our products based upon our pre-clinical or earlier clinical trial performance;

●	The application of heightened regulatory and commercial scrutiny to our AI-based technology, gene, cell, and immunotherapy products given their novel nature and concomitant potential for actual or perceived safety issues;

●	Our ability to compete in rapidly developing fields, and the potential impact to our financial condition, product marketability, and operational capacities of a competitor receiving regulatory approval before us, or a competitor developing more advanced or efficacious products;

●	Potential delays or total failures of third parties, such as universities, non-profits, and clinical research centers, to perform obligations on which our product research and development rely;

●	The impact on our competitive position, business operations, and financial condition of implementation of amended healthcare laws and regulations;

●	The dependence of certain of our pipelines on intellectual property licensed from licensors, and the severe adverse impact to our business operations of a disruption of one of our licensing relationships;

●	The potential monetary costs of defending our intellectual property rights in a dispute, and the possibility that an intellectual property dispute will not be settled in our favor;

●	The possibility that our patents and patent applications, even if unchallenged, will not sufficiently protect or provide exclusive use of our intellectual property, which could jeopardize our ability to commercialize our products and dissuade companies from subsequently collaborating with us;

ii

●	The negative impact to our competitive position and the value of our technology of our failure to protect trade secrets through the use of non-disclosure and confidentiality agreements, or the unavailability of adequate recourse for breach of such agreements;

●	The fluctuation and volatility of the market price of our Common Stock due to its limited public market, and the possibility that these issues will compound and strain our stockholders’ ability to resell their Common Stock;

●	Our significant dependence on sophisticated management with highly technical expertise to oversee business operations, and our ability to attract and retain qualified personnel to sustain growth;

●	Our ability to adapt to future growth by training an expanding employee base and shifting away from reliance on third-party contractors;

●	The risk of liability arising from claims of environmental damage, personal injury, and property damages in connection with our research and development activities, including those that involve the use of hazardous materials;

●	The possibility that enforcement actions to suspend or severely restrict our business operations will be brought against the Company for our failure to comply with laws or regulations and the potential costs of defending against such actions;

●	Our reliance on adequate maintenance of the security and integrity of our information technology systems to effectively operate our business; and

●	Such other factors as discussed throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors herein.

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

In February 2024, the Company changed its corporate name from Renovaro BioSciences Inc. to Renovaro Inc. The Company will not distinguish between its prior and current corporate name and will refer to the Company’s current corporate name throughout this Annual Report on Form 10-K. As such, unless expressly indicated or the context requires otherwise, the terms “Renovaro,” “company,” “we,” “us,” and “our” in this document refer to Renovaro Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

iii

PART I

Unless otherwise indicated or the context otherwise requires, all references in this prospectus to “we,” “us,” “our,” “Renovaro” or the “Company” are to Renovaro Inc., a Delaware corporation together with its wholly owned subsidiaries, Renovaro Biosciences, Inc., a Delaware corporation (“Renovaro Biosciences”), GEDi Cube Intl Ltd, a private limited company incorporated under the laws of England and Wales (“GEDi Cube UK”), GEDi Cube B.V., a Dutch private limited company, Grace Systems B.V., a Dutch private limited company, Renovaro Biosciences Denmark ApS, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark, and Renovaro Technologies, Inc., a Nevada corporation (“Renovaro Technologies”).

Our Business

Our Business

Renovaro Inc. operates through two subsidiaries, Renovaro Biosciences and Renovaro Cube. Renovaro Cube refers to GediCube Intl. Ltd. and its wholly owned subsidiaries GediCube, B.V. and Grace Systems B.V., which were acquired on February 13, 2024.

Renovaro Biosciences Overview

Renovaro Biosciences is a biotechnology company intending, if the necessary funding is obtained, to develop advanced allogeneic cell and gene therapies to promote stronger immune system responses potentially for long-term or life-long cancer remission in some of the deadliest cancers, and potentially to treat or cure serious infectious diseases such as Human Immunodeficiency Virus (HIV) infections. As a result of our acquisition of GEDi Cube Intl on February 13, 2024, we have shifted the Company’s primary focus and resources to the development of the GEDi Cube Intl technologies.

Therapeutic Technologies

Renovaro Bioscience aims to train the immune system to allow a person to better fight diseases through allogeneic cell and/or gene therapy. Our vision is for a world with healthy longevity, and free from toxic chemotherapy, for those with cancer and other serious diseases. Renovaro Biosciences will seek to leverage general principles and advances in the knowledge of the immune response to engineer cells with enhanced attributes to promote the recognition and elimination of disease cells.

Allogeneic Cell Therapy

The strategic benefit of the allogeneic cell therapy technologies is to potentially allow for the manufacture of large, “off-the-shelf” banks of therapeutic cells that are readily available on demand by healthcare professionals, to potentially decrease the time between diagnosis and treatment.

In certain treatments (e.g., HIV and cancer), cells taken from healthy donors are engineered to introduce signaling molecules that are designed to enhance the ability of specific immune cells to recognize diseased cells, and to help recruit other cells that will destroy cancer or virus infected cells.

Gene Therapy

Renovaro Biosciences may also seek to explore various approaches for gene therapy design elements to potentially eliminate virus-infected or cancer cells by the modulation of the patient’s immune system. Upon injecting into the patients, these genetically engineered allogeneic cells have little to no risk of passing those modifications to the patient since they are terminally differentiated with locked functionality to activate the host immune system. Gene modified allogeneic cells are expected to be rejected naturally once they activate the patient’s immune system therefore will have a very short survival time.

Renovaro Biosciences Focus Areas:

Oncology:

RENB-DC11: Genetically modified Allogeneic Dendritic Cell Therapeutic Vaccine as Potential Product for Long-term Remission of Solid Tumors; specifically Pancreatic tumors

Allogeneic Cell Therapy Platform – Completed pre-IND, IND-enabling phase.

Based on learnings from our internal research, literature reviews of ongoing clinical development for solid tumors, and recent advances in immune modulation, we have designed an innovative therapeutic vaccination platform that could potentially be used to induce life-long remission from some of the deadliest solid tumors such as pancreatic, liver, triple negative breast and head & neck cancers.

The platform may one day enable broad immune enhancements that are combined with cancer specific antigens that could be applicable to a wide range of solid tumors. This approach allows us to quickly adapt our approach to any patient solid tumor using the same banked allogenic drug substance.

RENB-DC20: Genetically modified Allogeneic Dendritic Cell Therapeutic Vaccine as Potential Treatment Product for Long-term Remission of Triple Negative Breast Cancer

Triple Negative Breast Cancer (TNBC) is a subtype of breast cancer that is negative for estrogens receptor (ER) negative, progesterone receptor (PR) negative and human epidermal growth factor receptor 2 (HER2). TNBC is characterized by its unique molecular profile, aggressive nature, and distinct metastatic patterns that lack targeted therapies. TNBC is well known for its aggressive behavior and is characterized by onset at a younger age, high mean tumor size, and higher-grade tumors.

Based upon our internal research, literature reviews of ongoing clinical development for solid tumors, and recent advances in immune modulation, we believe we may have the ability to design an innovative therapeutic vaccination platform that could potentially be used to treat some of the deadliest and hard-to-treat solid tumors that include triple negative breast cancer.

Infectious Diseases:

RENB-HV12: Genetically Modified Allogeneic Dendritic Cell Therapeutic Vaccine as Potential Treatment Product for Long-term Remission of HIV; A Chronic Infectious Disease

The oncology therapeutic vaccine technology could potentially be adapted to target infectious disease antigens and be a viable therapeutic approach in difficult to treat chronic infectious diseases. As described above, the engineered allogenic dendritic cell drug substance is thought to be able to be loaded with various cancer antigens for specific solid tumors but could or may be loaded with infectious disease antigens to elicit a more robust immune response to viruses and other difficult to treat infections.

Renovaro Cube Overview

Renovaro Cube is an AI-driven healthcare technology company focusing on the earliest possible detection of cancer and its recurrence. Renovaro Cube has developed a proprietary AI platform that analyzes genetics using Explainable AI (as defined below) to provide earlier and more accurate cancer diagnosis. This platform uses a multi-omics approach to search for individual biomarkers that are present even in asymptomatic patients. This approach is combined with differential molecular capabilities that are designed to identify, differentiate and pinpoint the exact source. Renovaro Cube’s process also involves the mining of biomarker panels, which are integrated into a machine learning library referred to as “RenovaroCube” to further enhance diagnosis.

Renovaro Cube also aims to utilize its proprietary AI platform in the development of commercial products to support clinical, research and pharmaceutical organizations that are trying to improve patient care through precision diagnosis, prediction of success of therapy, new drug discovery, treatment protocols or clinical trials. Specifically, Renovaro Cube is focused on developing products and services aimed at (i) early cancer characterization, (ii) personalized treatment selection, (iii) prediction and tracking response to therapies, (iv) recurrence detection and efficacy monitoring, and (v) ultimately, drug discovery.

Renovaro Cube was initially incorporated as Grace Systems B.V. (“Grace Systems”) in 2013 under the laws of the Netherlands to develop unique data mining algorithms to enable banking, finance and government entities to extract business insights from data. Grace Systems began applying its algorithms to biological data in 2018 to uncover cancer-associated patterns. Beginning in 2018, Grace Systems pivoted its platform to focus only on healthcare. Renovaro Cube has focused on developing its AI technology for early cancer detection.

Renovaro Cube has now focused on commercialization of its AI technology. Renovaro Cube believes that it has developed a unique approach to the early detection and diagnosis of cancer and its recurrence and, in time, other rare diseases through the systematic analysis of data using AI technologies, data mining procedures and algorithms for health technology.

Renovaro Cube’s technology has been trained on complex heterogeneous cancer data and appears to find patterns associated with cancer in public and private data resources. With the help of Renovaro Cube’s algorithms, discovered patterns may be translated into biomarkers that can be used in a clinical setting to target various aspects of cancer diagnosis and treatment.

Renovaro Cube’s Strategy

Renovaro Cube’s product development focuses on four core areas:

●	Early Detection. Multi-cancer early detection (“MCED”) blood tests are advanced diagnostic tools that analyze cell-derived molecules present in the bloodstream. These tests specifically look for abnormal genetic, epigenetic or proteomic patterns of these cell-derived molecules, which can indicate the presence of cancer cells. By examining the molecules shed from various cells, including cancer cells, MCED tests aim to detect cancer at an early stage. This approach holds promise for improving cancer detection and potentially saving lives.

●	Recurrence of cancer. A recurrence refers to the return of cancer after a period of remission. A cancer recurrence happens because, in spite of the efforts to kill the cancer, some cells may remain, which grow and eventually cause symptoms. In rare instances, a patient may develop a new cancer that’s completely unrelated to the originally diagnosed cancer, which is referred to as a second primary cancer. An early warning system could help to identify a recurrence as early as possible, thereby helping to accelerate any treatment and diagnosis. The different types of recurrence include:

o	Local recurrence, meaning that the cancer has returned in the same place it first started;

o	Regional recurrence, meaning that the cancer has returned to the lymph nodes near the place it first started; and

o	Distant recurrence, meaning the cancer has returned in another part of the body.

●	Response to treatment. At Renovaro Cube we aim to develop a new array of diagnostic products that can accurately identify patients that are going to respond or fail to a certain drug. In highly toxic therapies it will not only increase survival but it will also reduce unnecessary exposure to chemotherapy. Furthermore, the costs for cancer drugs are usually very high. Providing the right therapy to the right patient will therefore significantly reduce the costs of medicine in cancer.

●	Clinical trials. Clinical trials involve a type of research that studies new tests and treatments and evaluates their effects on human health outcomes. People volunteer to take part in clinical trials to test medical interventions including drugs, cells and other biological products, surgical procedures, radiological procedures, devices, behavioral treatments and preventive care. Clinical trials are carefully designed, reviewed and completed, and need to be approved before they can start.

In response to these four core areas, the key components of Renovaro Cube’s product development are to build a software and hardware platform that:

●	Uses data science to develop novel insights into the characterization of diseases such as cancer. Renovaro Cube intends to apply its proprietary technology to biological data from multiple sources to enable the typification (or classification) of disease entities and sub-entities to provide insights about the nature and behavior of diseases to payers, providers, pharmaceutical companies and patients.

●	Enables more accurate diagnosis and earlier detection of cancer and other diseases with the goal of maximizing outcomes and minimizing the costs of treatment. Renovaro Cube intends to develop a system to understand the smallest fragments of cancer in the blood of the patient. Presently, Renovaro Cube is developing a product to analyze results from liquid biopsy run through an Oxford Nanopore Sequencer. We expect the Renovaro Cube product will subsequently identify, train and validate explainable biomarkers, panels and models on different molecular layers. Multiple models will be individually trained for optimal stratification through the entire health journey, ensuring the right accuracy for a therapeutic decision in every stage. Renovaro Cube will integrate different modalities and molecular data sources into a differential diagnostic report. Diagnostics and prognosis will be explainable with quality control reports and biomarker insights for different disciplines ensuring maximum trust and insight in medical decision making.

●	Assists in clinical trials with patient cohort selection and response tracking, to be used by companies like Renovaro Biosciences in their patient cohort selection for their clinical trials, by looking at which patients are reacting positively, negatively and have no reaction. This data becomes more important through the progression of the different phases of drug development, as more and more patients are added. Renovaro Cube will provide multi-omic data analysis, looking for specific changes in the patients that might indicate a change in their molecular make-up. This can then be used for the next phase of a clinical trial to look for the specific molecular data that has showed a positive reaction in the previous phase. It also provides insights for more effective response tracking, which Renovaro Cube believes is important to the providers of care as well as the development and evaluation of new pharmaceuticals and immune therapies in clinical trials. Patient response to treatment can be used to focus the target audience for drugs in development and in subsequent clinical practice. As Renovaro Cube collects more data, longitudinal about treatment and response, it will have the ability to train prognostic models to give an insight in disease progression and treatment response, both critical for enrolling in clinical trials and eventually every treatment. Because Renovaro Cube consists of many independently trained and validated models, it will have the ability to assist in virtually every therapeutic decision, for different subtypes and groups (stratifications). The multi-omics and multi-modal pipelines could allow the use of multiple combinations of tissue samples and diagnostic platforms. The detailed diagnostic reports will allow and support insights for multiple disciplines such as cancer biology, genomics and pathology to look at underpinning biomarkers, pathways and clinical annotations.

•	Provides insight into patients who have had cancer previously. These insights will provide for more effective recurrence monitoring, which Renovaro Cube believes is important to the providers of care and patients during follow-up monitoring of remissions. Renovaro Cube anticipates that payers want to detect and re-treat recurrences at the earliest possible stage to maximize patients’ outcomes in terms of time and cost and that, similarly, patients with a recurrence are keen to re-engage with effective treatment at the earliest opportunity. A key aspect of this will be taking blood from the patients, sequencing this blood and running it through the Renovaro Cube platform which will identify if the patient has any indication of the recurrence of the same or a new cancer. For recurrence monitoring, Renovaro Cube will focus on a highly sensitive combination of lab and information technology. Lab protocols, sequence post processing and machine learning are all designed, trained and validated to get the best signal with the highest sensitivity to catch early signals of recurrence. This will be done on a regular basis allowing surveillance analysis over time.

•	Includes biomarker panels that will be extended to include as many layers of genetic information (multi-omics) as possible including mutation, gene expression, methylation status, fragmentomics, nucleosome mapping, collectively named multi-omics, with the goal to reach the highest accuracy possible, both in terms of sensitivity and specificity of each individual biomarker panel. This provides a non-invasive alternative for the current complex, expensive and cumbersome procedures.

●	Create value through advancing more sophisticated typification of diseases in an effort to address some of the pressing problems faced by modern healthcare, including healthcare costs, an aging population and developments in medical technology that produce a stream of increasingly sophisticated treatments requiring more precise targeting.

One additional key focus of Renovaro Cube is its multi-modal, data analysis. Multi-modal data encompasses the whole aspect of data from a patient perspective, whether genomics, imaging, phenotypic or even wearable data, which can be cross analyzed to produce data that could not be previously produced. Renovaro Cube intends to use multi-modal data to bring new insights to the clinical and research teams trying to understand what to do next with the patient.

Renovaro Cube’s Technology and Techniques

Renovaro Cube is dedicated to the development of early cancer detection blood tests and expects to develop partnerships with third-party laboratories across the United Kingdom, the Netherlands and the rest of Europe and will also expand to the United States. Renovaro Cube is focused on developing diagnostic tests and test kits that would analyze samples derived from non-invasive liquid biopsy samples and intends to perform these tests from a Renovaro’s dedicated fully certified service laboratory and engage third-party laboratories to perform these tests for end-users.

For this purpose, Renovaro Cube has developed an AI platform that aims to leverage expertise in both biological and computational sciences and to go beyond traditional tumor signals by detecting the body’s early warning signs of cancer. Renovaro Cube’s goal is to provide accurate and reliable tests that can aid in the early diagnosis and treatment of cancer. Renovaro Cube’s AI technology is created to detect a wide range of biological signs to enhance the accuracy and sensitivity of early cancer detection and, thereby, enable earlier intervention and potentially improved patient outcomes.

Renovaro Cube’s AI technology aims to address three critical facets of medical needs within the domain of cancer diagnosis (as illustrated below):

●	type-specific cancer detection;

●	pan-cancer detection; and

●	patient stratification.

Moreover, the versatility of Renovaro Cube’s AI technology extends to encompass the realm of rare cancers, including cases such as cancer of unknown primary.

Leveraging DNA methylation data, Renovaro Cube has identified and validated biomarker panels tailored for the detection of a wide range of cancers, including bladder, breast, colon, prostate, thyroid, head and neck, liver, kidney and lung cancer.

The foundational architecture of Renovaro Cube’s AI technology is engineered to facilitate comprehensive pan-cancer analysis through its extensive record of informative biomarkers discovered across a diverse array of cancer types. This comprehensive repository empowers Renovaro Cube’s AI technology to swiftly cross-reference biomarkers and explore molecular commonalities and distinctions that span multiple tumor categories.

For example, the capabilities of Renovaro Cube’s AI technology have unearthed biomarkers capable of pinpointing a specific subgroup of thyroid cancer patients characterized by a distinct genomic alteration, the neurotrophic tyrosine receptor kinase (“NTRK”) gene fusion. Identification of these NTRK-positive patients provides an actionable therapeutic target.

Uses of Renovaro Cube’s AI Technology

Renovaro Cube has developed its AI platform to support:

●	AI-assisted patient diagnostics;

●	multi-omic data analysis;

●	genome-wide or targeted analysis;

●	pan-cancer analysis;

●	different technology platforms (sequence or array);

●	tracking of each sample;

●	AI-guided biomarker discovery for single or multiple cancer types; and

●	logs of analysis steps and outcomes (data preparation, discovery, validation).

Renovaro Cube’s AI platform is an enterprise software platform that is distinguished from its competitors’ technology by its core attributes encompassing AI-guided analysis and meticulous record-keeping of data handling procedures within audit trails, logs, and data discoveries. Renovaro Cube designed this technology to support and validate every phase of the process, from the initial handling of raw data to the creation of essential biomarker panels. Renovaro Cube’s AI platform also facilitates the integration of data originating from diverse sources, including public databases and collaborative partnership data.

Illustrated below is the three-phase workflow behind Renovaro Cube’s AI platform for biomarker discovery using DNA methylation data. This workflow commences with the identification of pertinent single- and multi-omic data best suited to address the specific inquiries of Renovaro Cube’s clients, and the subsequent stages involve the meticulous pre-processing and loading of this data into the platform. This process culminates in the availability of a dashboard offering the client insights into the data’s characteristics, such as data quality, the technology employed, and associated metadata.

●	Phase I of the workflow behind Renovaro Cube’s AI platform primarily centers on the pivotal process of biomarker discovery. This intricate procedure unfolds through the application of data mining algorithms and statistical methodologies integrated into the AI platform. The paramount objective of Phase I is to reduce the plethora of genomic features displaying variations across samples, which is accomplished by systematically eliminating extraneous or inconsequential features while preserving those features that exhibit the greatest potential for accurately detecting cancer.

●	Phase II of the workflow builds upon the foundation of selected biomarkers by focusing on understanding the dynamic interplay among these chosen biomarkers, culminating in the creation of composite panels. The goal of Phase II is to pinpoint biomarker combinations that not only demonstrate robustness in detecting cancer but also maintain their efficacy across diverse contexts. Renovaro Cube believes that its AI algorithms are adept at uncovering multiple combinations across a spectrum of panels, which is supported by Renovaro Cube’s AI-guided panel mining, a proprietary combinatorial optimization technique used by Renovaro Cube’s AI technology. This approach, coupled with the capacity to explore numerous panels, significantly enhances the likelihood of discovering panels that align with specific metric criteria, such as sensitivity, specificity, precision, and recall and allows for tailoring criteria to align with clients’ unique needs, such as the number of biomarkers included per panel, or the inclusion of biomarkers associated with the expression of specific genes. The performance of the top-tier panels is further fine-tuned through the application of machine learning models. Subsequently, the efficacy of these biomarker panels in detecting cancer is validated through independent data sets.

●	Phase III of the workflow involves Renovaro Cube’s collaboration with its clinical partners to validate the performance of the biomarker panels. Through this collaboration, Renovaro Cube can confirm the utility and accuracy of its biomarker panels in real-world clinical contexts.

AI-Assisted Diagnostics

The process of biomarker discovery facilitated by Renovaro Cube’s AI technology has yielded a set of data that enables scrutiny of the genomic distinctions and commonalities inherent in diverse cancer types. This data set can support the diagnosis of cancers when their type or origin remains unidentified.

In addition to this role in biomarker discovery and the development of diagnostic tests, Renovaro Cube’s AI technology also integrates AI-guided molecular profiling of patient samples and furnishes diagnostic patient reports. These diagnostic reports reflect the outcomes of molecular profiling, coupled with interpretations provided by Renovaro Cube’s team, to facilitate the process of cancer diagnostics by a qualified healthcare provider, who can consider these reports in the context of a patient’s medical history, clinical signs, and symptoms, among other factors.

Quality Control Process

Renovaro Cube undertakes post-processing of data generated from sequence and arrays to ensure accurate and meaningful results. These post-processing steps for omic data include:

1.	Quality Control: Quality control is performed to assess the overall data quality and to identify any technical issues or anomalies.

2.	Normalization: arrays can introduce various sources of technical variation, such as batch effects, intensity variations, and probe-specific biases.

3.	Quality Filtering: After genotype calling, additional quality filtering may be performed to remove low-quality SNPs based on criteria like call rates, minor allele frequency, Hardy-Weinberg equilibrium p-values, and linkage disequilibrium.

Other post-processing steps may include genotype calling, population stratification and association analysis. Specific post-processing steps may vary depending on the type of array used, the study design, and the analytical goals.

Planning for Commercialization

Partnerships in Development

To enhance multi-omic and multi-modal capacity, and to work to validate those capabilities with human samples including liquid-biopsy-based tests/test kits, Renovaro Cube is actively pursuing relationships with leading academic cancer centers, pathology and imagery centers in Europe, the USA and the Middle East. In certain cases, scopes of work are in process. This is a very attractive model for partners to be involved with Renovaro Cube to perform multi-omics genetic analysis using liquid biopsies.

Resources

Renovaro Cube intends to hire additional staff to increase the speed and velocity of its organization, including the development of the AI platform and the opportunities to deploy the AI platform for research perspective and ultimately for clinical practice and into clinical trials.

In addition, Renovaro Cube intends to build out its infrastructure by leasing space for storage, networking and hosting facilities.

Target Market

Renovaro Cube’s intended customers will be hospitals, clinics, insurance companies, pharmaceutical companies, biotech companies, research centers, physicians and individual patients.

Renovaro Cube aims to utilize its AI technology to commercialize products and test kits for healthcare providers, hospitals, clinics and doctors that will expedite diagnosis and the selection of appropriate treatment for various types of cancer. Renovaro Cube intends to differentiate its products based on the following factors:

●	Proprietary and unique panel mining algorithms to create multiple biomarker stratifications per cancer;

●	Explainable AI, offering traceability between the prediction and the exact biomarkers, panels and genes;

●	Differential diagnosis, inclusion and exclusion of cancer types based on facts; and

●	Precision diagnosis, with a high accuracy percentage with machine-learning tuning.

The multi-omic design of Renovaro Cube’s AI platform enables the use of different molecular layers, such as epigenomics, transcriptomics, and metabolomics, together with genomics and clinical data.

Panel Mining

The unique panel mining technique in Renovaro Cube’s technology repeatedly investigates genes to identify relevant biomarkers. The proprietary technique in Renovaro Cube’s technology not only searches for individual biomarkers, but also integrates validated panels for different cancer types into the “RenovaroCube” machine learning library. This process enables precision diagnosis, by including one cancer and excluding others based on statistically, scientifically and clinically validated machine-learning panels.

Panel mining is designed to combine biomarkers into panels in such a way that the final panel meets:

●	performance metric criteria;

●	technical criteria, such as a minimum or maximum number of biomarkers for the selected assay;

●	biological criteria, non-annotated genes inclusion; and

●	stratification criteria.

Explainable AI

The term “Explainable AI” refers to the ability of an AI system or model to provide human-understandable explanations for its decision-making process or predictions. This feature aims to bridge the gap between the “black box” nature of many AI algorithms and the need for transparency, interpretability, and accountability in AI applications.

In traditional machine learning approaches, such as deep neural networks, the internal workings of the model can be complex and difficult to interpret. This lack of interpretability poses challenges in critical domains where decisions have significant implications, such as healthcare.

Renovaro Cube believes that Explainable AI is crucial for ensuring transparency, fairness, and accountability in AI systems. Renovaro Cube’s AI platform includes Explainable AI by design. All data points, calculations and results are traceable, and all calculations are verifiable and reproducible with the same result.

Disease prognosis is one of the diagnostic capabilities of the Explainable AI feature of Renovaro Cube’s technology. Disease prognosis gives more insight for a specific patient that empowers healthcare providers, patients, and their families to make well-informed decisions about treatment, care, and future planning, thereby enhancing patient-centered care, optimizing resource utilization, and contributing to improved patient outcomes and quality of life.

Differential Diagnosis

Renovaro Cube’s AI platform offers differential diagnosis by design due to its approach with a multitude of models for different diseases and the ability to include and exclude diseases.

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

Differential diagnosis is important for several reasons:

1.	Accurate Diagnosis: Differential diagnosis helps healthcare professionals arrive at the correct diagnosis by systematically considering all possible explanations for the patient’s symptoms. This ensures that the appropriate treatment and interventions are provided, leading to better patient outcomes.

2.	Avoiding Misdiagnosis: Many medical conditions have similar or overlapping symptoms, and misdiagnosis can have serious consequences. Differential diagnosis helps to avoid misdiagnosing one condition as another, preventing unnecessary treatments, delays in appropriate care or potential harm to the patient.

3.	Tailored Treatment: Different conditions require different treatments. Identifying the correct diagnosis through differential diagnosis allows healthcare professionals to develop a targeted treatment plan based on the specific condition, improving the chances of successful management and recovery.

4.	Avoiding Overtreatment or Undertreatment: Some conditions may require aggressive interventions, while others may resolve with minimal treatment or simply require symptomatic management. Differential diagnosis helps prevent overtreating or undertreating patients by ensuring that interventions are appropriate for the specific condition.

5.	Identifying Underlying Causes: In some cases, multiple conditions may present with similar symptoms, but the underlying causes may be distinct. Differential diagnosis helps identify the root cause of the symptoms, which is crucial for implementing effective long-term management strategies and preventing complications.

In summary, differential diagnosis is a critical process in healthcare that supports accurate identification of the underlying condition, tailored treatment plans, and improved patient outcomes.

Precision Diagnostics

Precision diagnostics and personalized care is about focusing on what is required for a specific patient, what are their individual needs, how can we understand more about them to be more precise when delivering care and identifying the right clinical pathway to move them through treatment. Renovaro Cube technology will bring a high level of detail with multi-omic data, allowing individual genes and different possible cancers under suspicion to be identified. Due to the structure of the data produced, Renovaro Cube can bring it into any format of user interface, documentation, or database. We expect to provide the flexibility to respond to the different requirements for delivering data to the right person at the right place at the right time. We will comply to user interface guidance and usability regulations (WC3C) to ensure that they meet the correct standards to enable the data to be displayed, read and understood. Personalized care is what we all in the healthcare system are striving for, we are one component that can make a huge difference.

Future Development

In driving towards future commercialization, Renovaro Cube intends to undertake or continue the following activities to enable the development of its AI platform, bolster the credibility of this platform and open up revenue opportunities:

●	Increase in-kind contribution projects with hospitals, research centers and pharmaceutical companies, focusing on rare disease, cancer diagnosis and other opportunities for clinical trials; it is expected that the investments required for these activities will be leveraged by non-dilutive funding instruments to de-risk individual projects and product development routes,

●	Work to develop long-term strategic partnerships with clinical organizations, research centers and pharmaceutical companies to advance existing research in multi-modal analysis and open potential revenue streams;

●	Develop Renovaro Cube’s multi-modal, multi-omics platform architecture and first prototypes, with the goal of providing integrated multi-modal solutions that would be sold as a fully deployed and fully supported solution, subject to compliance with regulatory standards for hosting and support and for production of algorithms being deployed in a clinical environment;

●	Build Renovaro Cube’s service and support models for its AI platform;

●	Build or lease a “supercomputer” that will be utilized for processing genomic data, the training of algorithms and the development of Renovaro Cube’s solutions;

●	Continue business development across key territories in the Europe, Middle East, and Africa (“EMEA”) region, starting in the United Kingdom, the Netherlands and Germany, under the management of in-country managers supported by centralized teams in Amsterdam and London and progress to rolling out in the US leveraging the Renovaro US based staff;

●	Deploy a sequencing lab in the EMEA region that will allow Renovaro Cube to control the sample preparation and medical device, thereby enabling faster commercialization analysis and quality control; and

●

Expand its team to include biomedical scientists, data scientists, machine-learning engineers, specialized medical doctors (oncologist, geneticist), high-performance-computer engineers and software engineers.

•  Renovaro Cube plans to establish a state-of-the-art fully certified (CLIA and ISO standards) service laboratories to perform liquid biopsies in a multi-omic approach for third parties (primarily research and academic institutes) and provide data analysis at the same time. This activity serves two important goals:

•   It provides immediate revenues for the company providing a superior service for multi-omic sequencing servicing using Oxford Nanopore Technologies for an attractive pricing and high-end services also applicable for liquid biopsies.

•   The Cube needs data to expand the indications, application and improve the capabilities of the system. Acquiring this data is a lengthy and expensive. We anticipate a significant number of clients will provide data sharing for a reduced price. The outcomes can be published collaboratively, and the potential products will be commercialized by Renovaro Cube. The partner will receive royalties.

•    A first service laboratory will be established in the Netherlands and rapidly expanded to other sites in the EU, US and rest of the world.

Our Intellectual Property

Patents and licenses are key to our business. Our strategy is to file patent applications to protect technology, inventions, and improvements to inventions that we consider important for the development of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws, as well as continuing technological innovations, proprietary knowledge, and various third-party agreements, including, without limitation, confidentiality agreements, materials transfer agreements, research agreements, and licensing agreements, to establish and protect our proprietary rights. We aim to take advantage of all of the intellectual property rights that are available to us and seek the protection of those rights so that we can fully exploit our innovations.

We also protect our proprietary information by requiring our employees, consultants, contractors, and other advisors to execute nondisclosure and assignment of invention agreements upon commencement of their respective employment or engagement.

Assigned Intellectual Property

On August 16, 2022, the USPTO issued U.S. Patent No. 11,413,338 B2, “Methods and Compositions Using Recombinant Dendritic Cells for Cancer Therapy”, pertaining to methods and compositions for treating cancer by eliciting an immune response by administering dendritic cells expressing heterologous proteins. This patent protects RENB-DC11: Genetically modified Allogeneic Dendritic Cells as Potential Product for Long-term Remission of Solid Tumors – Starting with Pancreatic Cancer and potential future products RENB-DC-12XX: Genetically modified Allogeneic Dendritic Cells as Potential Product for Long-term Remission of Additional Indications for twenty years. The Company owns this patent application, through assignment as of July 15, 2019.

On June 17, 2020, a patent titled “Allogeneic T-Cell-Based HIV Vaccine to Induce Cellular and Humoral Immunity”, US 2021/0030795 A1 for the composition and method of use concepts for RENB-HV-12. was filed. The Company owns this patent application, through assignment as of September 28, 2021.

In-Licensed Technology

Trade Secrets and Proprietary Know-How

In addition to intellectual property protected by patents and copyrights, we have trade secrets and proprietary know-how relating to our products, production processes, and future strategies.

Competition

Renovaro Cube operates in a highly competitive market with several companies developing AI-driven diagnostic platforms for early disease detection and personalized medicine. Key competitors include Grail, Freenome, and Owkin, each utilizing advanced AI and machine learning to analyze multi-omic data for cancer detection. While these companies focus primarily on specific diagnostic approaches, Renovaro Cube differentiates itself through its unique, disease-agnostic AI platform that integrates various molecular data sources for differential diagnosis. Our platform’s explainable AI system, capable of providing actionable insights and personalized treatment options, offers a distinct advantage. Despite the crowded landscape, Renovaro Cube's scalable technology, multi-omics capabilities, and ability to process diverse biopsy sources position it as a versatile leader in precision diagnostics, allowing us to address a broader range of clinical and research needs.

Government Regulation

 FDA Review and Approval

Government authorities in the United States, at the federal, state, and local levels, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of therapeutic products such as those we are developing. Any products we develop are likely to require regulatory review and allowance to proceed prior to conducting clinical trials and additional regulatory approvals prior to commercialization. In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (FDCA) and the Public Health Service Act (PHSA) and their implementing regulations govern, among other things, biopharmaceutical testing, manufacturing, safety, efficacy, labeling, storage, recordkeeping, advertising, and other promotional practices.

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

  A company must submit an IND for each investigational medical product and specific indication(s) and must conduct clinical studies to demonstrate the safety and efficacy of the product necessary to obtain FDA approval. The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if an unwarranted risk is observed in participants including patients.

Obtaining FDA approval prior to marketing a biopharmaceutical product in the United States typically requires multiple phases of clinical trials to demonstrate the safety and efficacy of the product candidate. Clinical trials are how experimental treatments are evaluated in humans and are conducted following preclinical testing. Clinical trials may be conducted within the United States or in foreign countries. If clinical trials are conducted in foreign countries, the products under development as well as the trials are subject to regulations of the FDA and/or its regulatory counterparts in the other countries. Upon successful completion of clinical trials, approval to market the treatment for a particular patient population may be requested from the FDA in the United States and/or its counterparts in other countries.

Applications submitted to the FDA are subject to an unpredictable and potentially prolonged approval process. Despite good-faith communication and collaboration between the applicant and the FDA during the development process, the FDA may decide, upon final review of the data, that the application does not satisfy its criteria for approval or requires additional product development or further preclinical or clinical studies. Even if FDA regulatory approval(s) are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

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

Other Healthcare Laws and Compliance Regulations

Although we currently do not have any products on the market, we may also be subject to additional healthcare regulations and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. In the United States, among other things, the research, manufacturing, distribution, sale and promotion of pharmaceutical and biological products are potentially subject to regulation and enforcement by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (“CMS”), other divisions of the United States Department of Health and Human Services (e.g., the Office of Inspector General), the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety and Health Administration, the Environmental Protection Agency, state Attorneys General and other state and local government agencies. Our current and future business activities, including for example, sales, marketing, and scientific/educational grant programs, must comply with health care regulatory laws, as applicable, including, without limitation:

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

Coverage and Reimbursement

In the United States, third-party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all the FDA-approved drugs for a particular indication. Third-party payor coverage may be more limited than the purposes for which the FDA or foreign regulatory authorities approve the product. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product.

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

Renovaro Cube’s AI-guided diagnostic platform operates within a highly regulated environment, particularly as it involves health data and medical diagnostics. As a Software as a Medical Device (SaMD), the platform will require compliance with various regional regulations, including but not limited to the U.S. Food and Drug Administration (FDA) guidelines and European Union Medical Device Regulation (MDR). Our regulatory strategy involves a meticulous development process, adhering to international standards such as for quality management systems. Key elements include rigorous clinical validation, cybersecurity, data privacy (in compliance with HIPAA and GDPR), and quality control to ensure patient safety and diagnostic accuracy. Post-market surveillance and continuous improvement will be integral to maintaining compliance and effectiveness as we aim for global commercialization. Given the rapidly evolving regulatory landscape for AI-driven diagnostics, Renovaro Cube remains committed to working closely with regulatory bodies to navigate the approval processes and to address ethical considerations, ensuring that our products meet the highest standards of safety and efficacy.

Foreign Corrupt Practices Act

Our business activities may be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations, or rules of other countries in which we operate. The FCPA generally prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. Our business is heavily regulated and therefore involves significant interaction with public officials, including officials of non-U.S. governments. Additionally, in many other countries, the health care providers who prescribe pharmaceuticals are employed by their government, and the purchasers of pharmaceuticals are government entities; therefore, our dealings with these prescribers and purchasers are subject to regulation under the FCPA. There is no certainty that all of our employees, agents, suppliers, manufacturers, contractors, or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of facilities, including those of our suppliers and manufacturers, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries as well as difficulties in manufacturing or continuing to develop our products, and could materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

Employees

As of June 30, 2024, we had 25 full-time employees. The Company has streamlined the organization to focus on its oncology therapeutic vaccine and artificial intelligence driven healthcare technology. The Company has tailored its workforce to focus on these therapies and technology. We believe that we have good relations with our employees.

Corporate Information

On February 13, 2024, Renovaro Inc. acquired Renovaro Cube Intl Ltd and its subsidiaries (“Renovaro Cube”), as a wholly owned subsidiary pursuant to a stock purchase agreement.

We trade on the NASDAQ Capital Market under the ticker “RENB.”

Our website is http://www.renovarobio.com. We make available free of charge, on or through our website, our annual, quarterly, and current reports and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained in our website is not part of, nor incorporated by reference into, this report.

Item 1A. Risk Factors

RISK FACTORS

Risk Factor Summary

The following is a summary of the risks and uncertainties that could cause our business, financial condition or operating results to be harmed. We encourage you to carefully review the full risk factors contained in this report in their entirety for additional information regarding these risks and uncertainties.

●	We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

●	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

●	We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

●	Raising additional capital may cause dilution to our existing stockholders or restrict our operations.

●	From time to time, we may be subject to legal proceedings, regulatory investigations or disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

●	Negative publicity has had and may continue to have a negative impact on our business and may have a long-term effect on our relationships with our customers, partners and collaborators.

●	Renovaro Biosciences is a pre-clinical biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

●	The market for artificial intelligence -based (“AI”) healthcare solutions is new and unproven and may decline or experience limited growth, and concerns over the use of AI may hinder the adoption of AI technologies.

●	Regulators and legislators may limit our ability to develop or implement our AI algorithms and may eliminate or restrict the confidentiality of our proprietary technology, which could have an adverse effect on our business, results of operations, reputation, and financial condition.

●	The results of pre-clinical studies or earlier clinical studies are not necessarily predictive of future results, and if we fail to demonstrate efficacy in our pre-clinical studies and/or clinical trials in the future our future business prospects, financial condition and operating results will be materially adversely affected.

●	Our reliance on third parties, such as university laboratories, contract manufacturing organizations and contract or clinical research organizations, may result in delays in completing, or a failure to complete, non-clinical testing or clinical trials if they fail to perform under our agreements with them.

●	We have limited experience in drug development and may not be able to successfully develop any drugs, which would cause us to cease our therapeutic development activities.

●	We have licensed a portion of our intellectual property from our licensors. If we breach any of our license agreements with these licensors, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected

●	Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.
●	We use AI in our business, and challenges relating to the development and use of AI, including generative AI, could result in competitive harm, reputational harm, and legal liability, and adversely affect our results of operations.

●	We have limited corporate infrastructure and may experience difficulties in managing growth.

●	We have experienced and may continue to experience significant turnover in our management and executive leadership, which creates uncertainty and could harm our ability to operate our business effectively.

●

If serious adverse events or other undesirable side effects or safety concerns attributable to our product candidates occur, they may adversely affect or delay our clinical development and commercialization of some or all of our product candidates.

●	Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

●	Sales of a substantial number of shares of our Common Stock in the public market could cause our stock price to fall.

●	Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

Renovaro is a pre-clinical-stage biotechnology company and AI-driven healthcare technology company. Investment in biotechnology related to genetically modified cells is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales or otherwise to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended June 30, 2024, and 2023, respectively, we reported a net loss of $80,650,172 and $39,684,056. We had an accumulated deficit of $325 million and $244 million as of June 30, 2024 and 2023, respectively.

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

Our consolidated financial statements as of June 30, 2024, have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of June 30, 2024, we had cash and cash equivalents of $220,467 and an accumulated deficit of $325 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our Common Stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forgo future development and other opportunities, or even terminate our operations.

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

Our future capital requirements depend on many factors, including:

●	the costs and payments associated with license agreements for our potential products and technologies;

●	the costs of conducting pre-clinical and clinical studies and the costs of manufacturing our product candidates;

●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates, if clinical studies are successful, including any costs from post-market requirements;

●	the cost of commercialization activities for our product candidates, if any of these product candidates is approved for sale, including marketing, sales and distribution costs;

●	our ability to establish and maintain strategic licensing or other arrangements and the financial terms of such agreements;

●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

●	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

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

Litigation, regulatory proceedings, such as the investigations described above, as well as the related class action claims and lawsuits, and securities matters that we are currently facing or could face, can be protracted and expensive, and have results that are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our legal costs for any of these matters, either alone or in the aggregate, could be significant. Adverse outcomes with respect to any of these legal or regulatory proceedings may result in significant settlement costs or judgments, penalties, and fines. Even if these proceedings are resolved in our favor, the time and resources necessary to resolve them could divert the resources of our management and require significant expenditures. See Note 10 - Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

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

Risks Related to Our Limited Operating History

Renovaro Biosciences is a pre-clinical biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

Renovaro Biosciences is an early-stage biotechnology company and has not generated any revenues to date. All of our product candidates are in the discovery stage or pre-clinical development stage. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our potential treatments will ever be approved for sale to generate commercial revenues. Our therapeutic pipeline includes cell, gene and immunotherapy involving genetically modified cells targeted to treat cancer and HIV, and we rely on third parties under contract in the development of product candidates in our pipeline. There is no guarantee that we will be able to manage and fund the development of a pipeline with multiple target conditions, nor that third parties will meet their obligations to us in connection with our research and development. We and certain third parties, on which we rely, have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of treatments either in non-clinical testing or in clinical trials, failure to establish business relationships, failure of our third parties to meet their obligations to us and competitive disadvantages against larger and more established companies. If we fail to become profitable, we may suspend or cease operations.

Renovaro Cube is an artificial intelligence (“AI”)-driven healthcare technology company operating in a rapidly evolving field and has a limited operating history, which makes it difficult to evaluate Renovaro Cube’s current business and predict Renovaro Cube’s future performance.

Renovaro Cube is an AI-driven healthcare technology company operating in a rapidly evolving field and, having commenced operations in 2013, has a limited operating history. Renovaro Cube shifted its business from the financial technology (or FinTech) industry to cancer diagnostics in 2018. We currently do not have a commercial product for sale. We have never generated any revenue relating to our cancer diagnostics AI platform. Renovaro Cube’s short operating history makes any assessment of its current business or future success and viability subject to significant uncertainty. We expect to encounter risks and difficulties, including those frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks and difficulties successfully, our business will suffer.

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

Renovaro Cube expects to continue to incur significant expenses and operating losses for the foreseeable future if, and as, it:

●	attracts, hires, and retains qualified personnel;

●	continues its research and development activities;

●	initiates and conducts additional clinical validation to support the development and commercialization of its products;

●	expands its technological and operating capabilities and introduces laboratory capacity as Renovaro Cube prepares for commercial scale;

●	seeks regulatory approvals and any other marketing authorizations or clearances that may be necessary or desired for its products;

●	establishes sales, marketing and distribution infrastructure to commercialize its products;

●	acquires or in-licenses additional intellectual property and technologies;

●	makes milestone, royalty, or other payments due under any license or collaboration agreements;

●	obtains, maintains, protects and enforces its intellectual property portfolio, including intellectual property obtained through license agreements;

●	provides additional infrastructure to support its continued research and development operations and any planned commercialization efforts in the future;

●	as part of the combined company, meets the requirements and demands of being a public company; and

●	defends against any product liability claims or other lawsuits related to its products.

Renovaro Cube has never generated revenue from its cancer diagnostics AI platform, and does not expect any near-term revenue to offset Renovaro Cube’s ongoing operating expenses, and may never be able to maintain profitability.

Renovaro Cube’s ability to generate revenue from product sales and maintain profitability in the future depends on its ability to commercialize its products. While Renovaro Cube plans to commercially launch its AI platform in the European Union and United Kingdom in 2024, Renovaro Cube cannot be certain that it will be able to do so successfully as planned, if at all, and Renovaro Cube’s failure to do so would prevent Renovaro Cube from generating revenue. Furthermore, even if Renovaro Cube is able to launch its AI platform or other products in a timely manner, Renovaro Cube may not be able to generate sufficient revenue to offset its costs and maintain profitability. Renovaro Cube’s ability to generate future revenue from product sales depends heavily on its success in:

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

Renovaro Cube anticipates incurring substantial costs to commercialize Renovaro Cube’s products. Renovaro Cube’s expenses could increase beyond expectations if it is required by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”), the Medicines and Healthcare products Regulatory Agency (“MHRA”) or other regulatory agencies to delay its launch, narrow or change its intended use or product claims, modify or expand its clinical validation, perform future additional clinical validation, either pre- or post-approval, or conduct clinical trials. Even if Renovaro Cube is able to generate revenue from the sale of any products, Renovaro Cube may not become profitable and may need to continue to obtain additional funding to continue its operations.

Even if we commercially launch Renovaro Cube’s AI platform and other products, they may fail to achieve the degree of market acceptance necessary for commercial success.

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

The failure of Renovaro Cube’s AI platform, once introduced, to be listed in physician guidelines or any future clinical validation to produce favorable results or to be published in peer-reviewed journals could limit the adoption of its AI platform. In addition, healthcare providers and third-party payors, including Medicare, may rely on physician guidelines issued by industry groups, medical societies and other key organizations, such as the U.S. Preventive Services Task Force, before utilizing or reimbursing the cost of any diagnostic or screening test. Although Renovaro Cube has conducted prior clinical validation of its AI platform, this platform is not yet, and may never be, listed in any such guidelines.

Further, if Renovaro Cube’s products and the technology underlying them do not receive sufficient favorable exposure in peer-reviewed publications, the rate of physician and market acceptance of Renovaro Cube’s products and positive reimbursement or coverage decisions for Renovaro Cube’s products could be negatively affected. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement or coverage for Renovaro Cube’s products, and Renovaro Cube’s inability to control when, if ever, results are published may delay or limit Renovaro Cube’s ability to derive sufficient revenues from any of its products that are developed using data from a clinical study.

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

Risks Related to the Development of Our Product Candidates

Renovaro Cube’s products are not subject to FDA or other government regulatory clearance or approval if they are not intended to be used for the diagnosis, treatment or prevention of disease. However, as Renovaro Cube expands its product line to encompass products that are intended to be used for the diagnosis of disease, certain of its products will become subject to regulation by the FDA, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. Such regulatory approval processes or clearances may be expensive, time-consuming, and uncertain, and Renovaro Cube’s failure to obtain or comply with such approvals and clearances could have an adverse effect on its business, financial condition, and operating results. In addition, changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of Renovaro Cube’s future products, which may negatively affect its ability to obtain or maintain FDA or comparable regulatory approval of its products, if required.

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

In addition, if Renovaro Cube’s products labelled as “For Research Use Only. Not for use in diagnostic procedures,” or RUO, are used, or could be used, for the diagnosis of disease, the regulatory requirements related to marketing, selling, and supporting such products could change or be uncertain, even if such use by Renovaro Cube’s customers is without its consent. If the FDA or other regulatory agencies assert that any of Renovaro Cube’s RUO products are subject to regulatory clearance or approval, Renovaro Cube’s business, financial condition, and results of operations could be adversely affected.

Regulatory and legislative developments on the use of AI and machine learning could adversely affect Renovaro Cube’s use of such technologies in its platform and other products.

As with many technological innovations, artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business. Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. It is possible that new laws and regulations will be adopted in the United Kingdom, the European Union, the United States and/or other foreign jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of Renovaro Cube’s AI platform and data analytics and the way in which Renovaro Cube uses AI and machine learning technology. Further, the cost to comply with such laws or regulations could be significant and would increase Renovaro Cube’s operating expenses, which could adversely affect its business, financial condition and results of operations.

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

On October 30, 2023, the Biden administration issued an Executive Order on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability, and fairness in the development and use of AI, including in the healthcare industry. The order seeks to balance fostering innovation with addressing risks associated with AI by providing eight guiding principles and priorities, such as ensuring that consumers are protected from fraud, discrimination, and privacy risks related to AI. The order also calls for future regulations from various agencies, such as the Department of Commerce (to draft guidance for detecting and authenticating AI content) and the Federal Trade Commission (to ensure fair competition and reduce consumer harm). In alignment with the order, other agencies have published guidance. Other jurisdictions may decide to adopt similar or more restrictive legislation that may render the use of such technologies challenging.

The FTC has issued a report expressing a concern regarding AI and bias across industry sectors, including in the healthcare space, and has suggested that such bias could lead to unfair and deceptive practices, among other concerns. Any changes to our ability to use AI or concerns about bias could require us to modify our products and services or could have other negative financial impact on our business.

These compliance obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI. If we cannot use AI, or if our use of AI is restricted, our business may be less efficient, or we may be at a competitive disadvantage. Though we have taken steps to be thoughtful in our development, training, and implementation of machine learning, including taking steps to comply with the laws and frameworks discussed above, our machine learning-related processing could pose certain risks to our end-users, including patients, clinicians, and healthcare institutions, and it is not guaranteed that regulators will agree with our approach to limiting these risks or to our compliance more generally. Any of these factors could adversely affect our business, financial condition, and results of operations.

The results of pre-clinical studies or earlier clinical studies are not necessarily predictive of future results, and if we fail to demonstrate efficacy in our pre-clinical studies and/or clinical trials in the future our future business prospects, financial condition and operating results will be materially adversely affected.

The success of our therapeutic research and development efforts will depend upon our ability to demonstrate the efficacy of the treatments in our pipeline in pre-clinical studies, as well as in clinical trials following IND approval by the FDA. Pre-clinical studies involve testing potential product candidates in appropriate non-human disease models to demonstrate efficacy and safety.

Success in pre-clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Currently, several of our product candidates, including RENB-DC-11, our genetically-modified allogeneic dendritic therapeutic vaccination platform for solid tumors, and RENB-HV-12, our therapeutic HIV vaccine, are currently in various stages of pre-clinical development with ongoing and planned pre-clinical studies in conjunction with research institutions and third parties. Despite preliminary data we believe is positive, this does not guarantee that any of these products will proceed to the clinical stage or to approval for commercial use. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical studies, even after seeing promising results in earlier preclinical or clinical studies.

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

Our novel gene, cell and immunotherapy product candidates and new therapeutic approaches could result in heightened regulatory scrutiny, delays in clinical development or delays in our ability to achieve regulatory approval or commercialization of our product candidates.

Renovaro Biosciences’ future success is dependent on the successful development of novel gene, cell and immunotherapy product candidates. Because these programs, particularly our pipeline of allogeneic T-cell product candidates that are bioengineered from healthy donor cells, represent a new approach to immunotherapy for the treatment of cancer and other diseases, developing and commercializing our product candidates subject us to a number of challenges.

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

We face significant competition in an environment of rapid technological change and there is the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize our product candidates.

The development of treatments in the fields of cancer and HIV is highly competitive and many pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and other public and private research organizations may pursue the research and development of technologies, drugs or other therapeutic products for the treatment of some or all of the diseases we are targeting. Nearly all of our competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing than we do. Techniques in gene, cell and immunotherapy are subject to rapid technological change and development and are significantly affected by existing rival products and medical procedures, new product introductions and the market activities of other participants. With additional resources, our competitors may be able to respond to rapid and significant technological changes faster than we can. The future success of Renovaro Biosciences will depend in large part on our ability to maintain a competitive position with respect to these technologies. We may also face competition from products, which have already been approved and accepted by the medical community for the treatment of these same indications. If we are unable to compete effectively with any existing products, new treatment methods and new technologies, we may be unable to commercialize therapeutic products that we may develop in the future, which could adversely impact our potential revenues, results of operations and financial condition or lead to abandonment of product candidates in our pipeline.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

Our therapeutic product candidates are still in development and will require extensive clinical testing before we are prepared to submit an application for marketing approval to regulatory authorities. We cannot predict with any certainty if or when we might submit any such application for regulatory approval of our product candidates or whether any such application will be approved by the applicable regulatory authority in our target markets. Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, regulatory authorities may not agree with our proposed endpoints for any clinical trials of our product candidates, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. We estimate that clinical trials of our product candidates will take at least several years to complete.

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

Risks Related to Our Technology and Intellectual Property

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

We depend on our information technology and telecommunications systems and those of third parties, the failure or disruption of which could harm our business.

We depend on information technology and telecommunications systems, including those provided by third parties and their vendors, for significant elements of our operations, such as our information management systems, research and development, scientific and medical data analysis and general administrative activities. In addition, our third-party service providers depend upon technology and telecommunications systems provided by outside vendors. We expect to expand and strengthen a number of enterprise software systems that affect a broad range of business processes and functions, including, for example, systems handling human resources, financial controls and reporting, customer relationship management, regulatory compliance, security controls and other infrastructure operations. These expansions may prove more difficult than we expect and could cause disruptions in our operations or additional expense.

Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive events. Despite the precautionary measures we have taken to detect and prevent or solve problems that could affect our information technology and telecommunications systems, failures or significant downtime of these systems or those used by its third-party service providers and their vendors could prevent us from conducting tests, preparing and providing our orts to future customers, billing payors, conducting research and development activities, maintaining our financial controls and other reporting functions, and managing the administrative aspects of our business. In addition, the loss of formulas or data from completed, ongoing or planned pre-clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and further development of our product candidates could be delayed. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

Intellectual property litigation may lead to unfavorable publicity that harms our reputation.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions and other interim proceedings in the litigation. Such announcements could harm our reputation, the perceived value of our intellectual property or the potential market for our products, which could have a material adverse effect on our business.

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

Risks Related to Employee Matters and Managing Growth

We have limited corporate infrastructure and may experience difficulties in managing growth.

As of June 30, 2024, we had 25 full time employees. We rely on third-party contractors for the provision of professional, scientific, regulatory, and other services. As our development and commercialization plans and strategies develop, we may need additional managerial, scientific, operational, financial, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We might not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected and our ability to generate and grow revenue could be reduced and we might not be able to implement our business strategy. Our future financial performance, our ability to commercialize product candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Management and employee turnover creates uncertainties and could harm our business.

We have experienced significant turnover in our executive leadership and management in recent years. Changes to strategic or operating goals, which oftentimes occur with the appointment of new executives and board members, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our financial condition and ability to become profitable may suffer.

As we continue our exploration of strategic alternatives, we may experience additional turnover in our board and senior management. Departures of our management team and board members have created, and will create if they continue, significant continuity risks and challenges to our ability to operate our business, assess and manage risks and comply with applicable laws. If key members of our senior management team depart, it will be important that we attract and retain qualified managers promptly and develop and implement an effective succession plan. We expect to face significant competition in attracting experienced executives and other key personnel, and there can be no assurance that we will be able to do so. Further, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Further, inflationary pressure may increase our costs, including employee compensation costs or result in employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors' compensation does.

Renovaro Cube is highly dependent on its key personnel. If Renovaro Cube is not successful in attracting, motivating and retaining highly qualified personnel, it may not be able to successfully implement its business strategy.

Renovaro Cube’s ability to compete in the highly competitive AI-driven healthcare technology industry depends upon its ability to attract, motivate and retain highly qualified personnel. Renovaro Cube is highly dependent on its executive management team and its scientific, medical, technological and engineering personnel, all of whom have been working together as a group for only a limited period of time. The loss of the services provided by any of Renovaro Cube’s executive officers, other key employees and other scientific and medical advisors, and Renovaro Cube’s inability to find suitable replacements as needed, could result in delays in commercialization of its products and harm its business. Renovaro Cube does not maintain “key person” insurance policies on the lives of these individuals or the lives of any of its other employees.

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

As of June 30, 2024, Renovaro Cube had 12 full-time employees and seven independent contractors. As Renovaro Cube’s growth plan and strategies develop, it must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Risks Related To Our Business Operations

Our business plan may lead to the initiation of one or more product development programs, the discontinuation of one or more development programs, or the execution of one or more transactions that investors do not agree with or that investors do not perceive as favorable to their investment in our Common Stock.

We are pursuing a strategy to, dependent upon raising sufficient funding to do so, leverage our clinical experience and expertise for the clinical development and regulatory approval of our gene therapy product candidates and advance our AI-driven healthcare technology. As part of our ongoing business strategy, we continue to explore potential opportunities to acquire or license new product candidates and to collaborate on our existing products in development. We cannot be certain that our product candidates will be successfully developed, or that the early clinical trial results of our therapeutic product candidates will be predictive of future clinical trial results. During 2022, we decided to abandon our pan-coronavirus and influenza pipelines as the results did not support further development. We again may determine at any time that one or more of our in-licensed product candidates is not suitable for continued development due to cost, feasibility of obtaining regulatory approvals or any other reason, and may terminate the related license.

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

Our growth prospects and the future value of our Company are primarily dependent on the progress of our ongoing and planned development programs for our product candidates as well as the outcome of our ongoing business development efforts and pipeline progression, together with the amount of our remaining available cash. The development of our product candidates and the outcome of our ongoing business development efforts and pipeline are highly uncertain. We expect to continue to reassess and make changes to our existing development programs and pipeline strategy. Our plans for our development programs may be affected by the results of competitors’ clinical trials of product candidates addressing our current target indications, and our business development efforts and pipeline progression may also be affected by the results of competitors’ ongoing research and development efforts. We may modify, expand or terminate some or all our development programs, clinical trials or collaborative research programs at any time as a result of new competitive information or as the result of changes to our product pipeline or business development strategy.

If serious adverse events or other undesirable side effects or safety concerns attributable to our product candidates occur, they may adversely affect or delay our clinical development and commercialization of some or all of our product candidates.

Undesirable side effects or safety concerns caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval. If treatment-related serious adverse events (“SAEs”) or other undesirable side effects or safety concerns, or unexpected characteristics attributable to our product candidates are observed in any future clinical trials, they may adversely affect or delay our clinical development and commercialization of the effected product candidate, and the occurrence of these events could have a material adverse effect on our business and financial prospects. Results of our future clinical trials could reveal a high and unacceptable severity and prevalence of adverse side effects. In such an event, our trials could be suspended or terminated, and the FDA or other regulatory agency could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

Renovaro Cube’s business is subject to risks associated with conducting business internationally. For example, some of Renovaro Cube’s suppliers and parties with whom it has collaborative relationships are located outside of the Netherlands, including in the United Kingdom and Israel. Accordingly, Renovaro Cube’s future results could be harmed by a variety of factors, including:

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	challenges enforcing its contractual and intellectual property rights, especially in those foreign jurisdictions that do not respect and protect intellectual property rights to the same extent as the Netherlands;

●	changes in foreign laws, regulations and customs, tariffs and trade barriers;

●	changes in foreign currency exchange rates;

●	changes in a specific countries or region’s political or economic environment;

●	negative consequences from changes in tax laws;

●	trade protection measures, import or export licensing requirements or other restrictive actions by the Netherlands or foreign governments;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	workforce uncertainty in countries where labor unrest is more common than in the Netherlands;

●	difficulties associated with staffing and managing international operations, including differing labor relations; and

●	business interruptions resulting from geo-political actions, including war and terrorism, pandemics, or natural disasters, including earthquakes, typhoons, floods and fires.

If we are sued for product or professional liability, we could face substantial liabilities that exceed our resources.

Renovaro Cube’s business depends upon its ability to obtain reliable and accurate test results that incorporate rapidly evolving understanding of how to interpret minute signals detected by Renovaro Cube’s assays as indications of potential presence of disease. Actual or perceived errors resulting from laboratory or reporting errors, false positive or false negative test results, or the manufacture, design, or labelling of Renovaro Cube’s products, could subject Renovaro Cube to product liability or professional liability claims. A product liability or professional liability claim against Renovaro Cube could result in substantial damage and be costly and time-consuming to defend. Any liability claim brought against Renovaro Cube, with or without merit, could increase its insurance rates or prevent it from securing insurance coverage in the future. Additionally, any liability lawsuit could damage Renovaro Cube’s reputation or force it to delay or suspend sales of its products. The occurrence of any of these events could have a material adverse effect on Renovaro Cube’s business, results of operations, financial condition and prospects.

Risks Related to our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From October 2, 2023, through October 2, 2024, the reported sale price of our Common Stock has fluctuated between $5.18 and $0.46 per share. The stock market in general and the market for biotechnology and technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our Common Stock. The market price of our Common Stock may be influenced by many factors, including the following:

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

In addition, the stock markets in general, and the markets for biotechnology, pharmaceutical and technology stocks in particular, have experienced significant volatility that has often been unrelated to the operating performance of particular companies.

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

1B. Unresolved Staff Comments

Not applicable.

1C. Cybersecurity Risk Management and Strategy

Renovaro has established a comprehensive cybersecurity risk management program aimed at safeguarding the confidentiality, integrity, and availability of our essential systems and information. Central to our cybersecurity efforts is a robust incident response plan designed to address potential cyber incidents swiftly and effectively.

In designing and evaluating our cybersecurity initiatives, we have adopted the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF 2.0) as a guiding principle. It's important to clarify that our use of the NIST CSF 2.0 is for guidance purposes to frame our risk identification, assessment, and management processes and does not equate to compliance with any specific technical standards or requirements.

Our cybersecurity framework is seamlessly integrated broader enterprise risk management strategy, sharing methodologies, reporting mechanisms, and governance structures with other risk domains including legal, compliance, strategic, operational, and financial risks.

Key components of our cybersecurity risk management program include:

•	Conducting risk assessments to pinpoint material cybersecurity threats to our critical systems, data, products, services, and overall IT infrastructure.
•	A dedicated security team overseeing the risk assessment processes, maintenance of security controls, and coordination of responses to cybersecurity incidents.
•	Engagement with external service providers to evaluate, enhance, or support our security measures.
•	Comprehensive cybersecurity training programs for employees, incident responders, and senior management to foster a culture of security awareness.
•	An incident response plan outlining specific procedures for managing cybersecurity incidents.
•	A thorough third-party risk management process to evaluate and manage risks associated with service providers, suppliers, and vendors.

To date, we have not identified any cybersecurity threats or past incidents that have had, or are likely to have, a material impact on our company's operations, business strategy, financial performance, or results of operations.

Cybersecurity Governance:

The governance of cybersecurity risks is a critical function of our Board of Directors, with the Audit Committee (the "Committee") playing a key role in the oversight of cybersecurity and related technology risks. The Committee is tasked with monitoring the effectiveness of our cybersecurity risk management program as implemented by management.

The Committee receives regular updates from management on the state of cybersecurity risks facing the company. This includes briefings on any significant cyber incidents and ongoing risk management efforts. These updates enable the Committee to provide informed reports on cybersecurity matters to the full Board.

Our Board is actively involved in our cybersecurity oversight, receiving detailed briefings from the Head of IT, internal technology teams, or external cybersecurity experts. These sessions are part of the Board's commitment to continuous learning and staying informed about issues critical to public companies, including cybersecurity.

The responsibility for day-to-day management of cybersecurity risks lies with our management team, including the Chief Financial Officer. This team is at the forefront of our cybersecurity initiatives, coordinating both internal and external resources to anticipate, identify, and mitigate cyber threats. Our approach includes regular updates from internal security teams, leveraging intelligence from various sources, and utilizing advanced security tools to protect our digital environment.

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

Fred. Roeskestraat 115 1076 EE Amsterdam, The Netherlands	Renovaro Cube

 Renovaro Cube leases an office facility in Amsterdam, Netherlands, under a 30-month operating lease agreement commencing on September 1, 2023, with a maturity date of February 28, 2026. In determining lease asset values, the Company considers fixed and variable payment terms, prepayments, incentives, and options to extend, terminate or purchase.

Item 3. Legal Proceedings

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice, but the Chow action remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company has filed a motion to dismiss the amended complaint on March 15, 2024. The Court denied the Company’s motion to dismiss on June 28, 2024. A mediation was held on September 17, 2024, and the parties have come to an agreement in principle to settle the class action.

Federal Derivative Litigation. On September 22, 2022, Samuel E. Koenig filed a shareholder derivative action in the United States District Court for the Central District of California. On January 19, 2023, John Solak filed a substantially similar shareholder derivative action in the United States District Court for the District of Delaware. Both derivative actions recite similar underlying facts as those alleged in the Securities Class Action Litigation. The actions, filed on behalf of the Company, name Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The actions also name the Company as a nominal defendant. The actions allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and also set out claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiffs do not quantify any alleged injury, but seek damages, disgorgement, restitution, and other costs and expenses. On January 24, 2023, the United States District Court for the Central District of California stayed the Koenig matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On April 4, 2023, the United States District Court for the District of Delaware stayed the Solak matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. The deadline for the parties to file a proposed schedule or to continue the stay or proceedings in the Koenig matter is October 21, 2024. The deadline for the parties to file a proposed schedule or to continue the stay or proceedings in the Solak matter is October 22, 2024. The defendants have not yet responded to either complaint. The Company intends to contest these matters but expresses no opinion as to the likelihood of favorable outcomes. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County, reciting similar underlying facts as those alleged in the Securities Class Action Litigation. The action, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The action also names the Company as a nominal defendant. The action sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. The deadline for the parties to file a proposed schedule or to continue the stay or proceedings in the Midler matter is October 23, 2024. The defendants have not yet responded to the complaint. The Company intends to contest this matter but expresses no opinion as to the likelihood of a favorable outcome. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

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

On March 1, 2021, the Company’s former Chief Financial Officer, Robert Wolfe and his company, Crossfield, Inc., filed a Complaint in the U.S. District Court for the District of Vermont against the Company, Renovaro Biosciences Denmark ApS, and certain directors and officers. In the Complaint, Mr. Wolfe and Crossfield, Inc. asserted claims for abuse of process and malicious prosecution, alleging, inter alia, that the Company lacked probable cause to file and prosecute an earlier action, and sought millions of dollars of compensatory damages, as well as punitive damages. The allegations in the Complaint relate to an earlier action filed by the Company and Renovaro Biosciences Denmark ApS in the Vermont Superior Court, Orange Civil Division. On March 3, 2022, the court partially granted the Company’s motion to dismiss, dismissing the abuse of process claim against all defendants and all claims against Mark Dybul and Henrik Grønfeldt-Sørensen. On November 29, 2022, the Company filed a motion for summary judgment with respect to the sole remaining claim of malicious prosecution. On August 24, 2023, the court denied the motion for summary judgment. The court vacated the July 15, 2024 trial date and has yet to re-set the trial date. The Company denies the allegations set forth in the Complaint and will continue to vigorously defend against the remaining claim.

On June 7, 2023, Weird Science LLC (“Weird Science”), Wittekind, the William Anderson Wittekind 2020 Annuity Trust, the William Anderson Wittekind 2021 Annuity Trust, the Dybul 2020 Angel Annuity Trust, and the Ty Mabry 2021 Annuity Trust (such trusts, collectively, the “Trusts”) (collectively, “Plaintiffs”) filed a Verified Complaint against the Company in the Court of Chancery of Delaware. In the Verified Complaint, Plaintiffs alleged that the Company breached the February 16, 2018 Investor Rights Agreement between the Company, Weird Science, and RS Group ApS (the “Investor Rights Agreement”). According to the Verified Complaint, the Investor Rights Agreement required the Company to (i) notify all “Holders” of “Registrable Securities” at least 30 days prior to filing a registration statement and (ii) afford such Holders an opportunity to have their Registrable Securities included in such registration statement. Plaintiffs alleged that the Company breached these registration rights by failing to provide the required notice in connection with S-3 registration statements filed by the Company on July 13, 2020 and February 11, 2022. The Company moved to dismiss the Verified Complaint on September 15, 2023.

On December 4, 2023, in lieu of opposing the motion to dismiss, Plaintiffs filed a Verified First Amended Complaint (“FAC”). In the FAC, Plaintiffs assert claims against the Company and others for purported breaches of the Investor Rights Agreement, fraud, tortious interference with a contract, and several other torts. Plaintiffs seek compensatory, exemplary, and punitive damages, as well as certain declaratory relief, specific performance, and pre- and post-judgment interest, costs, and attorneys’ fees. The Company filed a motion to dismiss the FAC on December 18, 2023. The Court scheduled oral argument on the motions to dismiss for November 15, 2024. The Company denies Plaintiffs’ allegations and intends to vigorously defend against the claims.

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

On January 19, 2024, Weird Science and Wittekind sent the Company’s Board of Directors a letter demanding it take corrective actions with respect to twenty-one issues identified therein. On February 27, 2024, Weird Science and Wittekind sent the Company’s Board of Directors a supplemental letter that expanded their demand for corrective actions to twenty-six issues. In response to these demand letters, the Board of Directors initially formed a Special Committee (“Special Committee”) of independent directors on February 29, 2024. The Special Committee retained Stradling Yocca Carlson & Rauth LLP as its counsel to investigate the issues identified in the demand letters. The Special Committee’s investigation is ongoing.

On January 23, 2024, Weird Science and Wittekind filed a shareholder derivative action in the United States District Court for the Central District of California against certain officers, directors, and investors of the Company, as well as other defendants, in connection with, inter alia, Weird Science and Wittekind’s demand for corrective action. Plaintiffs filed an amended complaint on June 21, 2024. The First Amended Verified Stockholder Derivative Complaint (“Derivative Complaint”) alleges, among other claims, violations of Section 13(d) and 14(a) and Rules 10b-5(a), 10b-5(c) and 14a-9 of the Exchange Act of 1934. The Derivative Complaint also includes claims of breach of fiduciary duty, corporate waste, unjust enrichment, and contribution/indemnification. Weird Science and Wittekind seek unspecified compensatory, exemplary, and punitive damages and certain injunctive relief. The Derivative Complaint names the Company as a nominal defendant. On July 19, 2024, certain of the director defendants, who had agreed to waive service of the summons and Derivative Complaint, filed a motion to dismiss the Derivative Complaint on a variety of procedural and substantive grounds. A hearing on the motion dismiss was held on October 3, 2024 and the court subsequently took the motion under submission. The director defendants deny the allegations in the Derivative Complaint and intend to vigorously defend against the claims asserted therein.

On June 21, 2024, the Company filed suit against Weird Science, Wittekind, and certain trusts in connection with the February 16, 2018 merger involving the Company and two companies closely associated with Gumrukcu. In the complaint, the Company alleges that Gumrukcu and others deliberately and fraudulently concealed a murder-for-hire scheme from the Company in order to induce the Company to enter into the merger agreement, which resulted in the defendants receiving shares and compensation. The Company asserts claims for fraudulent concealment, equitable fraud, unjust enrichment, and civil conspiracy and seeks, inter alia, equitable relief, including, but not limited to, return to the Company any shares received in connection with the merger, and damages. On October 1, 2024, the defendants moved to dismiss the complaint.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of our Common Stock

Our Common Stock trades on the Nasdaq Capital Market under the symbol “RENB”.

As of October 3, 2024, the Company had 156,193,912 shares of Common Stock issued and approximately 197 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Recent Sales of Unregistered Securities

On April 5, 2024, the Company issued 33,760 shares of common stock for consulting services valued at $94,190.

On February 15, 2024, the Company issued 50,000 shares of Common Stock for consulting services valued at $100,000.

Company Purchases of Equity Securities

None.

Dividends

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board may consider.

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

Our Business

Renovaro Inc. operates through two subsidiaries, Renovaro Biosciences and Renovaro Cube. Renovaro Cube refers to GediCube Intl. Ltd. and its wholly owned subsidiary GediCube, B.V. and Grace Systems B.V., which were acquired on February 13, 2024.

Renovaro Biosciences is a biotechnology company intending, if the necessary funding is obtained, to develop advanced allogeneic cell and gene therapies to promote stronger immune system responses potentially for long-term or life-long cancer remission in some of the deadliest cancers, and potentially to treat or cure serious infectious diseases such as Human Immunodeficiency Virus (HIV) infections. As a result of our acquisition of GEDi Cube Intl on February 13, 2024, we have shifted the Company’s primary focus and resources to the development of the GEDi Cube Intl technologies.

To date, our operations have been funded by sales of our securities and debt financing. We have never generated any sales revenue and we expect this to continue until our products are approved for marketing in the United States and/or Europe. Even if we are successful in having our products approved for sale in the United States and/or Europe, we cannot guarantee that a market for the products will develop. We may never be profitable.

Recent Developments

On June 14, 2024, the Company closed a private placement of the Company’s Units, each such Unit consisting of (i) one share of the Company’s common stock, $0.0001 par value per share and (ii) one common stock purchase warrant to purchase one-tenth of a share of Common Stock, with certain investors. The Warrants are exercisable for five years from the date of issuance and have an exercise price of $1.4726 and $1.4765 per share, payable in cash.

The Private Placement was completed pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (“Regulation S”). In connection with the Private Placement, each Investor executed a subscription agreement (each, a “Subscription Agreement”) in the form of Exhibit 10.1 attached hereto.

In the Private Placement, the Company sold 3,939,299 Units at a price per Unit equal to $1.4726 to a certain investor who settled debt and paid in cash an aggregate amount of $5,801,012 in consideration for the Units. As of June 30, 2024, the Company issued 2,325,869 shares of Common Stock, $0.0001 par value, at $1.4726 per share for aggregate proceeds to the Company of $3,425,075 in cash and settlement of debt.

Subsequently related to the June 14, 2024, Private Placement, the Company sold 1,423,456 Units at a price per Unit equal to $1.4726 to a certain investor who paid in cash and settled debt an aggregate amount of $2,096,181 in consideration for the Units.

The Company intends to use the net proceeds from the Private Placement for general corporate purposes. Each Subscription Agreement contains customary representations and warranties of the Company and of each Investor, including that all Investors purchasing the Securities are not “U.S. persons” as defined by Rule 902 of Regulation S. The Private Placement was made directly by the Company and no underwriter or placement agent was engaged by the Company. The Company did not engage in general solicitation or advertising and did not offer the Securities to the public in connection with the Private Placement.

Going Concern and Management’s Plans

The financial statements included elsewhere herein for the year ended June 30, 2024, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of June 30, 2024, we had cash and cash equivalents of $220,467, an accumulated deficit of $324,679,425 and total liabilities of $31,152,306. We have incurred losses from continuing operations, have used cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has reduced overhead and administrative costs by streamlining the organization to focus around the development and validation of its AI driven cancer diagnostics platform. The Company has tailored its workforce to focus on these activities. In addition, the Company intends to attempt to secure additional required funding through equity or debt financing. However, there can be no assurance that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Funding that we may receive during fiscal 2025 is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates, and to begin building working capital reserves.

RESULTS OF OPERATIONS

Year ended June 30, 2024 compared to the year ended June 30, 2023.

The following table sets forth our revenues, expenses and net loss for the years ended June 30, 2024 and 2023. The financial information below is derived from our audited consolidated financial statements included elsewhere in this Annual Report.

	For the Years Ended
	June 30,		Increase/(Decrease)
	2024	2023	$	%
Operating Expenses
General and administrative	$24,557,608	$15,318,198	9,239,410	60%
Research and development	2,708,829	4,165,197	(1,456,368)	(35)%
Intangible asset impairment	42,611,000	18,960,000	23,651,000	125%
Goodwill impairment	11,640,000	—	11,640,000	100%
Depreciation and amortization	121,859	113,496	8,363	7%
Total Operating Expenses	81,639,296	38,556,891	43,082,405	112%
LOSS FROM OPERATIONS	(81,639,296)	(38,556,891)	(43,082,405)	112%

Other Income (Expense)
Change in fair value of contingent consideration	4,727,473	—	4,727,473	100%
Loss on extinguishment of debt	(1,303,578)	—	(1,303,578)	(100)%
Loss on extinguishment of contingent consideration liability	—	(419,182)	419,182	(100)%
Interest expense	(1,011,322)	(580,344)	(430,978)	74%
Gain (loss) on foreign currency transactions	—	(1,019)	1,019	(100)%
Interest and other income (expense)	(1,423,449)	(126,620)	(1,296,829)	1,024%
Total Other Income (Expense)	989,124	(1,127,165)	2,116,289	(188)%

NET LOSS	$(80,650,172)	$(39,684,056)	(40,966,116)	103%

	For the Years Ended
	June 30,		Increase/(Decrease)
	2024	2023	$	%

Net Loss	$(80,650,172)	$(39,684,056)	$(40,966,115)	103%
Other Comprehensive Income (Loss)
Foreign Currency Translation, net of taxes	(140,964)	554	(141,518)	(25,545)%

Comprehensive Loss	$(80,791,136)	$(39,683,502)	$(40,107,634)	104%

Revenues

We are a pre-revenue, pre-clinical biotechnology and artificial intelligence driven healthcare technology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Operating Expenses

Our operating expenses for the years ended June 30, 2024 and 2023 were $81,639,296 and $38,556,891, respectively, representing an increase of $43,082,405 or 112%. The largest contributors to the increase in operating expenses for the year ended June 30, 2024, were the increase in the non-cash intangible asset impairment of $23,651,000 (see Note 5 to the Financial Statements), increase in the non-cash goodwill impairment of $11,640,000 and the increase in general and administrative expenses of $9,239,410 partially offset by the decrease in research and development expenses of $1,456,368 compared to the year ended June 30, 2023.

General and administrative expenses for the years ended June 30, 2024 and 2023, were $24,557,608 and $15,318,198, respectively, representing an increase of $9,239,410, or 60%. The increase in general and administrative expenses is primarily related to increases in non-cash consulting fees of $4,664,190, accrued expenses related to the GEDi Cube acquisition of $812,775, legal expenses of $1,360,761, investor relations expenses of $882,534, consulting expenses of $661,998, marketing expenses of $303,730 and rent expenses of $413,802, partially offset by a decrease in compensation and related expenses of $781,467.

Research and development expenses for the years ended June 30, 2024, and 2023, were $2,708,829 and $4,165,197, respectively, representing a decrease of $1,456,368 or 35%. The decrease in research and development expenses is primarily related to $2,090,957 in collaborating partner expenses with CDMO and CROs related to discontinued product candidates, partially offset by an increase in consumables of $238,862 and consulting expenses of $333,894.

Other Income (Expenses)

Net other income (expenses) for the years ended June 30, 2024 and 2023 was $989,124 and $(1,127,165), respectively, representing an increase of $2,116,289 or 188%. The increase in other income was due primarily to the change in the fair value of the contingent consideration in the amount of $4,727,473, which resulted from the mark to market adjustment on the remaining contingent consideration liability in the year ended June 30, 2024, offset by a loss on extinguishment of debt in the amount of $1,303,578 and interest and other expense of $1,423,449.

Net Loss

Net loss for the years ended June 30, 2024 and June 30, 2023 was $80,650,172 and $39,684,056, respectively, representing an increase in net loss of $40,966,116 or 103%. The increase in net loss was primarily due to the increase of non-cash intangible asset impairment of $23,651,000, the non-cash goodwill impairment of $11,640,000 and the increase in general and administrative expenses of $9,239,410 offset by the change in fair value of contingent consideration of $4,727,473 and by the $1,456,368 decrease in research and development expenses.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from stockholders, the sale of our Common Stock and warrants, and debt financing. We have never generated any sales revenue to support our operations, and we expect this to continue until our therapies or products are approved for marketing in the United States and/or Europe. Even if we are successful in having our therapies or products approved for sale in the United States and/or Europe, we cannot guarantee that a market for the therapies or products will develop. We may never be profitable.

As noted above under the heading “Going Concern and Management’s Plans,” through June 30, 2024, we have incurred substantial losses. We will need additional funds both in the next twelve months and beyond for (a) research and development, (b) increases in personnel, (c) the purchase of equipment, and investment in the development and validation of our technology. The availability of any required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are currently involved or in the future may be involved could adversely affect our liquidity and financial position. We may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of June 30, 2024, the Company had $220,467 in cash and working capital of $(28,312,274) as compared to $1,874,480 in cash and working capital of $(8,457,693) as of June 30, 2023. The decrease in cash of $1,654,013 is primarily due to the cost of operations of $10,971,430, notes receivable prior to acquisition of $1,255,600 and repayments of finance agreement of $870,073, partially offset by funding totaling $11,387,528 related to private placements, proceeds from note payables and the exercise of warrants during the period.

Equity

On February 15, 2024, the Company closed a private placement of 344,827 shares of Common Stock, $0.0001 par value, at $2.90 per share for aggregate proceeds to the Company of $1,000,000 in cash (see Note 9 to the Financial Statements).

On August 1, 2023, the Company closed a private placement of 280,505 units (the “Units”), each consisting of (i) one share of the Company’s Series A Convertible Preferred Stock, (the “Preferred Stock”) and (ii) one common stock purchase warrant (each, a “Warrant”, and together with the Units and the shares of Preferred Stock, the “Securities”) to purchase five shares of the Company’s common stock, at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $2,000,000 in cash. In addition, the Company issued 280,505 Units in connection with the conversion of $2,000,000 of the Promissory Note (see Note 9 to the Financial Statements).

The Company issued an aggregate of 561,010 shares of Preferred Stock, which were initially convertible into an aggregate of 5,610,100 shares of common stock. In connection with the Private Placement, the Company sold Warrants to purchase an aggregate of 2,805,050 shares of common stock. The Warrants are exercisable for five years from the date of issuance and have an exercise price of $0.65 per share, payable in cash (see Note 9 to the Financial Statements).

Warrant Exercises

On December 4, 2023, the Company issued 525,945 shares of Common Stock pursuant to warrants exercised for cash proceeds of $341,865 (see Note 9 to the Financial Statements).

On February 20, 2024, 2,953,700 warrants outstanding were exercised at prices ranging from $0.53 to $0.65 per share and the aggregate $1,750,000 of a promissory note held by the holder was applied to the exercise price of the warrants (see Note 9 to the Financial Statements).

On February 20, 2024, 471,699 warrants outstanding were exercised at $0.53 per share valued at $250,000. A promissory note held by the holder was applied to the exercise price of the warrants in lieu of cash proceeds (see Note 9 to the Financial Statements).

Debt

Convertible Notes Payable —

March 2024 Note — On March 14, 2024, the Company entered into a Subscription Agreement with an investor to issue a Convertible Promissory Note in the amount of $500,000 (the “March 2024 Note”). The March 2024 Note had an interest rate of 10% per annum and was due to mature on March 15, 2025. The Company was required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the March 2024 Note. Notwithstanding the immediately foregoing, at the option of the holder, interest could accrue on this note on a quarterly basis. The March 2024 Note was convertible at the option of the holder after a qualified offering. If no qualified offering occurs prior to the maturity date, the March 2024 Note was to be repaid in cash.

On June 14, 2024, the Company sold 344,966 of the Company’s units, each such unit consisting of (i) one share of the Company’s common stock, $0.0001 par value per share and (ii) one common stock purchase warrant to purchase one-tenth of a share of Common Stock (a “Unit”), to the holder of the March 2024 Note in consideration for the total $512,361 in principal amount and interest accrued under the March 2024 Note. The warrants are exercisable for five years from the date of issuance and have an exercise price of $1.4726 per share, payable in cash (see Note 7 to the Financial Statements).

The 2024 Notes — On January 11, 2024, the Company entered into a Subscription Agreement with an investor to issue a Convertible Promissory Note (the “January 2024 Note I”) in the amount of $460,000. The January 2024 Note I had an interest rate of 12% per annum and was due to mature on January 11, 2025. The Company was required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the notes. Notwithstanding the immediately foregoing, at the option of the holder, interest could accrue on this note on a quarterly basis. The January 2024 Note I was convertible either at the option of the holder or automatically upon maturity into shares of the Company’s Common Stock at the conversion price of $3.38. On January 12, 2024, the Company entered into Subscription Agreements with an investor to issue a Convertible Promissory Note for an aggregate principal amount of $125,000 (the “January 2024 Note II”, and collectively with the January 2024 Note I, the “January 2024 Notes”). The Company received a total of $125,000 in gross proceeds. The January 2024 Note II bears an interest rate of 12% per annum and shall mature on December 29, 2024. The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the January 2024 Note II. The January 2024 Note II is convertible either at the option of the holder or automatically upon maturity into shares of the Company’s Common Stock at the Note Conversion Price of $3.38.

On June 14, 2024, the Company sold 325,508 of the Company’s Units, each such Unit consisting of (i) one share of the Company’s common stock, $0.0001 par value per share and (ii) one common stock purchase warrant to purchase one-tenth of a share of Common Stock, to the holder of the January 2024 Note I in consideration for the total $483,460 in principal amount and interest accrued under the January 2024 Note I. The warrants are exercisable for five years from the date of issuance and have an exercise price of $1.4726 per share, payable in cash The January 2024 Notes principal balance at June 30, 2024, is $125,000 (see Note 7 to the Financial Statements).

December 2023 Notes — Between December 1, 2023, and December 29, 2023, the Company entered into Subscription Agreements with two investors to purchase Convertible Promissory Notes for an aggregate principal amount of $560,000 (the “December Notes”). The Company received a total of $560,000 in gross proceeds, consisting of $440,000 and $100,000 from the private placement prior to the end of the quarter ending December 31, 2023, and $20,000 received in January 2024. The December Notes bear an interest rate of 12% per annum and shall mature one year after their respective dates of issuance (the “Maturity Date”). The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the December Notes. Notwithstanding the immediately foregoing, at the option of the holder, interest may accrue on the December Notes on a quarterly basis. The December Notes are convertible into shares of the Company’s Common Stock in whole or in part at any time and from time to time, after the original issue date and prior to the Maturity Date, at a conversion price of $3.38 per share. The December Notes will be accounted for under ASC 470-20.

On June 14, 2024, in a private placement the Company sold 317,715 Units to an investor who surrendered and terminated $440,000 in aggregate principal amount and $28,453 of interest accrued on the December Notes and paid in cash an aggregate amount of $66,000 to the Company in consideration for the Units, each such Unit consisting of (i) one share of the Company’s common stock, $0.0001 par value per share and (ii) one common stock purchase warrant to purchase one-tenth of a share of Common Stock. The warrants are exercisable for five years from the date of issuance and have an exercise price of $1.4726 per share, payable in cash. The December Notes principal balance at June 30, 2024, is $120,000 (see Note 7 to the Financial Statements).

The 2023 Notes — Between September 5, 2023, and October 5, 2023, the Company entered into Subscription Agreements with five investors to purchase 5% Original Issue Discount Convertible Promissory Notes (the “2023 Notes”) for an aggregate principal amount of $2,105,263. The Company received a total of $2,000,000 in gross proceeds from the private placement, after taking into account the 5% original issue discount. The discount of $105,263 was to be accreted over the life of the 2023 Notes. The 2023 Notes had an interest rate of 12% per annum and were due to mature on September 5, 2024 (the “Maturity Date”). The Company was required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the 2023 Notes. Notwithstanding the immediately foregoing, at the option of the holder, interest could accrue on the notes on a quarterly basis. The 2023 Notes were convertible into shares of the Company’s Common Stock upon the occurrence of a Qualified Offering (as defined below) or upon the Maturity Date.

The 2023 Notes were subject to mandatory conversion (“Mandatory Conversion”) in the event the Company closed an offering of its Common Stock and received gross proceeds of not less than $10,000,000 (a “Qualified Offering”). The conversion price per share of Common Stock in the case of a Mandatory Conversion was to be 95% of the offering price per share in the Qualified Offering, subject to a floor of $4.50 per share. In addition, if no Qualified Offering occurred prior to the Maturity Date, the 2023 Notes were to automatically convert into shares of Common Stock on the Maturity Date at a conversion price per share equal to the closing sale price of the Common Stock on the Maturity Date, subject to a floor of $4.50 per share.

On January 11, 2024, the Company entered into an amendment with one of the investors of the 2023 Notes whereas the conversion terms were amended to provide for optional conversion at a conversion price of $3.38 per share. All other terms of the Promissory Note remained the same. The Company treated this as a modification for accounting purposes.

On June 14, 2024, the Company sold 1,546,449 Units to the holders of the 2023 Notes who surrendered and terminated $2,293,825 in aggregate principal amount and interest accrued thereon of the 2023 Notes and paid in cash an aggregate amount of $443,575 (of which $318,063 was applied against the Company’s Promissory Notes), to the Company in consideration for the Units, each such Unit consisting of (i) one share of the Company’s common stock, $0.0001 par value per share and (ii) one common stock purchase warrant to purchase one-tenth of a share of Common Stock. The warrants are exercisable for five years from the date of issuance and have an exercise price of $1.4726 and $1.4765 per share, payable in cash. The 2023 Notes principal balance at June 30, 2024, is zero.

  For the year ended June 30, 2024, discount amortization of $78,567 was charged to interest expense and $26,696 of discount amortization was charged to other income and expense due to the early termination of the notes, respectively. In the year ended June 30, 2024, the Company recorded interest expense of $189,614 related to the 2023 Notes. The 2023 Notes balance, net of discount at June 30, 2024 is zero (see Note 7 to the Financial Statements).

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

Effective December 30, 2022 (the “Effective Date”), the Company amended and restated the Convertible Notes (the “Amended and Restated Secured Notes”). Pursuant to the Amended and Restated Secured Notes, the due date was extended to February 28, 2024. The Amended and Restated Secured Notes were convertible by the Holder if the Company consummated a public offering or private placement of Common Stock or securities convertible into Common Stock. The conversion price was to be the price being paid by the investors in such offering. The interest rate was increased to twelve percent (12%) per annum, which was prepaid by the Company in full on the date of amendment through the issuance of 198,439 shares of the Company’s Common Stock: 29,419 shares for accrued interest up to the Effective Date and 169,020 shares related to the prepayment of interest through the extension date of the Amended and Restated Secured Notes using the Common Stock closing market price on the Effective Date, of $1.03. The obligations of the Company under the Amended and Restated Secured Notes were secured by a security agreement (the “Security Agreement”). The Company evaluated the Amended and Restated Secured Notes and conversion feature to determine the appropriate accounting treatment based on the terms of the agreement. In accordance with ASC 480 - Distinguishing Liabilities from Equity, the Company determined that the Amended and Restated Secured Notes embody an obligation that may require the Company to settle with the issuance of a variable number of shares, where the monetary value of the obligation is based predominantly on a fixed monetary amount of $1,200,000 known at inception. Accordingly, the Company recorded the Amended and Restated Secured Notes as share settled debt. The total value of the shares issued was $204,392 which included $174,090 of prepaid interest and $30,302 for accrued interest as of December 30, 2022. On June 26, 2023, the Holder notified the Company that it wished to elect to exercise its conversion right triggered by a private placement. Therefore, all outstanding $1,200,000 Amended and Restated Secured Notes were converted into 2,264,150 shares of Common Stock and warrants to purchase 1,132,075 shares of Common Stock. There were no Amended and Restated Secured Notes outstanding after the foregoing conversion.

Notes Payable —

Bridge Loans — Between March 26, 2024 and June 4, 2024 the Company issued Paseco ApS promissory notes (the “Notes”) in the aggregate principal and interest accrued amount of $2,098,252. The Notes had an interest rate of 10% per annum and were to mature between May 1, 2024, and August 1, 2024. The Notes were accounted for under ASC 470-20, and all proceeds received from the issuance was recognized as a liability on the balance sheet. On June 14, 2024, the Company sold 1,424,862 Units at a price per Unit equal to $1.4726 to settle the bridge loan aggregate amount of $2,098,252. As of June 30, 2024 the Notes balance is zero.

On February 5, 2024, the Company entered into an agreement with RS Bio ApS, a Danish entity controlled by the Company’s Chairman, Rene Sindlev (“RS Bio”) to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263. The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on March 1, 2024 and was extended to December 31, 2024. The obligations under this note are secured by the Amended and Restated Security Agreement. The Company is required to pay interest on the maturity date. The note is accounted for under ASC 470-20, and all proceeds received from the issuance will be recognized as a liability on the balance sheet net of discount. For the year ended June 30, 2024, discount amortization of $5,263 was charged to interest expense. As of June 30, 2024, the Company accrued $6,316 of interest expense that is included in accrued expenses on the balance sheet. The note balance, net of discount at June 30, 2024 was $105,263.

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315 (the “January 2024 Note”). The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The January 2024 Note bears an interest rate of 12% per annum and matured on March 1, 2024 and was extended to December 31, 2024. The Company is required to pay interest on the maturity date. The January 2024 Note will be accounted for under ASC 470-20, and all proceeds received from the issuance will be recognized as a liability on the balance sheet net of discount. For the year ended June 30, 2024, discount amortization of $26,315 was charged to interest expense. As of June 30, 2024, the Company accrued $31,579 of interest expense that is included in accrued expenses on the balance sheet. The Note balance, net of discount at June 30, 2024 was $526,315. In connection with the entry into the January 2024 Note, the Company and Paseco ApS agreed to amend and restate a Security Agreement to add the Company’s obligations under the November 2023 Note and the January 2024 Note to the Secured Obligations (as defined in the Amended and Restated Security Agreement).

On November 22, 2023, Renovaro Cube entered into a loan agreement where the holder agreed to loan the Company up to £500,000 (approximately $624,000 USD). The note had a repayment date occurring the first business day after the first anniversary of the draw down of the loan. The first draw down of £250,000 occurred on November 27, 2023, and the second draw down of approximately £250,000 occurred on December 13, 2023. The Company paid interest on the loan at the rate of 10% per annum. Interest was accrued quarterly in arrears on the last business day of March, June, September, and December and was payable on the repayment date. On June 14, 2024 the Company sold 454,708 Units to the holder and terminated $665,387 in aggregate principal amount and accrued interest and received in cash an aggregate amount of $100,400 in consideration for the Units which was applied against the loan. For the year ended June 30, 2024, the Company recorded $36,388 of interest expense related to this loan. The total amount of the loan at June 30, 2024, is zero (see Note 7 to the Financial Statements).

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000 (the “November 2023 Note”). The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the Note. The November 2023 Note bears an interest rate of 12% per annum and was due to mature on January 1, 2024 (the “Maturity Date”). On January 1, 2024, the Company entered into an amendment with RS Bio for the November 2023 Note to extend the maturity date to March 1, 2024 and was extended to December 31, 2024. The Company is required to pay interest on the maturity date. The November 2023 Note will be accounted for under ASC 470-20, and all proceeds received from the issuance will be recognized as a liability on the balance sheet net of discount. On February 16, 2024, the Company received notice from the holder to exercise 471,699 warrants outstanding at $0.53 per share and apply $250,000 of the note balance to the exercise price of the warrants. For the year ended June 30, 2024, discount amortization of $50,000 was charged to interest expense. As of June 30, 2024, the Company accrued $69,083 of interest expense that is included in accrued expenses on the balance sheet. The November 2023 Note balance, net of discount at June 30, 2024 is $750,000 (see Note 7 to the Financial Statements).

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

Effective December 30, 2022, the Company entered into a third amendment to the Promissory Note. Pursuant to the third amendment, the Company’s obligations under the Promissory Note were secured by a Security Agreement. To secure the Company’s obligations under each of the Amended and Restated Secured Notes and the Promissory Note, the Company entered into a Security Agreement with the Holder, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) for the benefit of the Holder. Upon an Event of Default (as defined in the Amended and Restated Secured Notes and Promissory Note, respectively) the Holder may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease, or dispose of the Collateral. (“Amended and Restated Security Agreement”).

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

On July 31, 2023, the Company and the Holder agreed to amend the Promissory Note (the “Fourth Amendment”) to provide the Holder with limited conversion rights in connection with the Company’s next private placement. Per the terms of the Fourth Amendment, the Holder could elect to convert $2 million of the outstanding principal balance of the Promissory Note into the Units being offered in a private placement at the price per Unit being paid by the investors in the private placement (the “Conversion Right”). On August 1, 2023, the Holder notified the Company of its election to exercise the Conversion Right. As a result, $2 million of the outstanding principal balance of the Promissory Note was converted into 280,505 Units at $7.13 per unit, comprised of an aggregate of (i) 280,505 shares of Series A Convertible Preferred Stock of the Company and (ii) Warrants to purchase an aggregate of 1,402,525 shares of Common Stock with an exercise price of $0.65 per share. The Series A Convertible Preferred Stock acquired by the Holder was initially convertible into 2,805,050 shares of Common Stock. A $3 million principal balance remained outstanding under the Promissory Note after the foregoing conversion. The Company concluded that in accordance with ASC 470-20-40-4, the difference between the fair value of the Preferred Shares and warrants and the carrying value of the portion of the Note being converted should be recognized as an extinguishment. The extinguishment loss of $120,018 is recorded in Other Income/Loss in the Statement of Operations. On November 30, 2023, the Company and the Holder agreed to amend the Promissory Note (the “Fifth Amendment”) such that the Company and the Holder extended the maturity of the original Promissory Note until February 29, 2024. In addition, all interest payable from November 30, 2023 to the Maturity Date was payable and is currently payable by the Company as of November 30, 2023. On February 16, 2024, the Company received notice from the Holder to exercise 2,953,700 warrants outstanding ranging from $0.53 to $0.65 per share and apply $1,750,000 of the note balance to the exercise price of the warrants. On February 29, 2024, the Company and the Holder agreed to amend the Promissory Note (the “Sixth Amendment”) to where the Company and the Holder extended the maturity of the original Promissory Note until May 1, 2024. On May 1, 2024, the Company and the Holder agreed to amend the Promissory Note (the “Seventh Amendment”) to extend the maturity of the original Promissory Note until August 1, 2024. On June 14, 2024 the Holder requested the Company repay $418,503 of the Promissory Note. The Company applied $100,440 and $318,063 owed to the Company pursuant to certain Subscription Agreements. As such, payment of the 2020 Note Repayment decreased the principal amount by $418,503. For the year ended June 30, 2024 and 2023, discount amortization of $393,763 and $348,621 was charged to interest expense. The Promissory Note balance, net of discount at June 30, 2024 is $824,418 (see Note 7 to the Financial Statements).

Cash Flows

Year ended June 30, 2024 compared to the year ended June 30, 2023

Following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities:

	For the Years Ended
	June 30,
	2024	2023
Net Cash Used in Operating Activities	$(10,971,430)	$(11,774,549)
Net Cash Used in Investing Activities	(1,260,179)	(29,774)
Net Cash Provided by Financing Activities	10,517,455	4,515,056
Effect of exchange rates on cash	60,141	(8,395)
Net (Decrease) in Cash	$(1,654,013)	$(7,297,662)

At June 30, 2024, we had cash and cash equivalents of $220,467, a decrease of 1,654,013, when compared to the June 30, 2023 balance of $1,874,480. This decrease was primarily due to cash used in operating activities, partially offset by cash provided by financing activities.

We plan to use our cash and cash equivalents to fund research and development, specifically to increase investment in the development and validation of our AI driven cancer diagnostics platform. These activities will require an increase in selling, general and administrative costs, and research and development costs to support the expected growth. As additional funds are required, we may raise such funds from time to time through public or private sales of our equity or debt securities.

Cash used in operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the years ended June 30, 2024 and 2023 was $10,971,430 and $11,774,549, respectively, representing a decrease of $803,119. The decrease is primarily related to the changes in our operating assets and liabilities.

Net cash used in investing activities for the years ended June 30, 2024 and 2023 was $1,260,179 and $29,774, respectively, representing an increase of $1,230,405. The increase is primarily due to notes receivable prior to acquisition of Renovaro Cube of $1,255,600 and purchases of equipment in the current year of $70,430, partially offset by the cash acquired from the acquisition of Renovaro Cube of $65,851.

Net cash provided by financing activities for the years ended June 30, 2024 and 2023 was $10,517,455 and $4,515,056, respectively, representing an increase of $6,002,399. The net cash provided by financing activities in the current year consists primarily of $3,000,000 of proceeds from private placements, $8,045,663 from the issuance of notes, and $341,865 of proceeds from the exercise of warrants, partially offset by repayments of $870,073 under a finance agreement. The prior year net cash from financing activities primarily consisted of $4,011,823 in proceeds from private placements, and $1,625,000 of proceeds from the exercise of warrants, partially offset by repayments of $1,121,767 under a finance agreement.

Off-Balance Sheet Arrangements

As of June 30, 2024, and 2023, we had no off-balance sheet arrangements. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

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

Impairment of Goodwill and Indefinite Lived Intangible Assets – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess. The annual fair value analysis performed on goodwill supported that goodwill was impaired as of June 30, 2024. The Company recorded an impairment loss of $11,640,000 related to goodwill for the year ended June 30, 2024 (see Note 5 to the financial statements).

For indefinite-lived intangible assets, such as licenses acquired as an In-Process Research and Development (“IPR&D”) asset, on an annual basis we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. For the years ended June 30, 2024 and 2023, the carrying value of the licenses acquired as an IPR&D asset exceeded its fair value, due to changes in the projected economic benefits to be realized from these assets. Therefore, the Company recorded impairment losses of $42,611,000 and $18,960,000 during the years ended June 30, 2024 and 2023, respectively (see Note 5 to the financial statements).

The carrying values of IPR&D and goodwill at June 30, 2024, were zero and $159,330,161, respectively.

Fair Value of Financial Instruments – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. There were no Level 1, 2, or 3 assets, nor any Level 1, or 2 liabilities measured at fair value on a recurring basis as of June 30, 2024. Level 3 liabilities held as of June 30, 2024, consisted of a contingent consideration liability related to the February 13, 2024, acquisition of Renovaro Cube (see Note 3.) There were no Level 1, 2, or 3 assets, nor any Level 1, 2, or 3 liabilities measured at fair value on a recurring basis as of June 30, 2023.

Stock-Based Compensation - The Company has granted stock options, restricted share units (“RSUs”) and warrants to certain employees, officers, directors, and consultants. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock based compensation costs for the vesting of options and RSUs granted to certain employees, officers, directors, and consultants for the years ended June 30, 2024 and 2023 were $4,673,129 and $3,535,051, respectively (see Note 9 to the Financial Statements).

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

The Company records stock-based compensation for services received from non-employees in accordance with ASC 718, Compensation—Stock Compensation Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the consultants’ required service period, which is generally the vesting period (see Note 9 to the Financial Statements.)

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

RENOVARO INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Renovaro, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Renovaro, Inc. (“the Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended June 30, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial recurring losses from operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill Impairment Assessment

Critical Audit Matter Description

As of June 30, 2024, the carrying value of goodwill was $159,330,161 which related in its entirety to goodwill acquired in the GediCube Intl Ltd (“GediCube”) acquisition on February 13, 2024. In addition, during the year ended June 30, 2024, the Company fully impaired previously recorded goodwill totaling $11,640,000 related to the Company’s legacy RenB reporting unit. As described in notes 1 and 5 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. The Company’s annual assessment date is June 30, 2024. In relation to goodwill related to the GediCube acquisition, the Company performed a qualitative assessment on such date and concluded that it was not more likely than not that the reporting unit’s fair value was less than its carrying amount. To assess the goodwill of the RenB reporting unit for impairment, management estimated the fair value of goodwill using a discounted cash flow model. The determination of the fair value requires management to make significant estimates and assumptions.

How the Critical Audit Matter was Addressed in the Audit

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management makes in performing both the qualitative assessment on goodwill for the GediCube related goodwill and determining the fair value of the goodwill for the RenB reporting unit. These required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of such estimates and assumptions.

Our audit procedures related to the following:

●	In relation to the GediCube goodwill, we evaluated the Company’s qualitative assessment by considering macroeconomic conditions, industry and market conditions, and other relevant entity specific factors.

●	In relation to RenB goodwill, (1) we tested and evaluated the methods, data and significant assumptions used in developing the fair value of goodwill; and (2) we evaluated the reasonableness and consistency of the selected valuation methodology and assumptions utilized by the Company including the Company’s intent and ability to carry out a particular course of action.

In addition, professionals with specialized skill and knowledge were utilized by the Firm to assist in the performance of these procedures.

Business Combination

Critical Audit Matter Description

On February 13, 2024, the Company completed a business acquisition acquiring GediCube Intl Ltd. for consideration with a fair value of $156,599,131. The Company accounted for this acquisition as a business combination and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed at fair value as of the transaction date. The consideration consisted of common stock with a fair value of $136,001,631 and contingent consideration of approximately $20,557,500. The contingent consideration represents contingent shares to be issued to the seller upon the exercise of conversion of common stock equivalents in the Company that existed at the acquisition date. The Company utilized a third-party valuation specialist to assist in determining the fair value of contingent consideration issued. The fair value of the contingent consideration liability was estimated using a Black-Scholes option-pricing model and a Monte-Carlo option pricing model. We identified the estimation of the fair value of the contingent consideration granted to be a critical audit matter.

We identified the estimation of the fair value of the contingent consideration granted to be a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of certain of this element. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of valuation methodologies applied and the assumptions used, such as stock price, exercise price and volatility assumptions. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

●	Testing management’s process for developing the fair value measurements for contingent consideration.

●	Evaluating significant assumptions used by management in this fair value estimates including stock price, exercise price and volatility assumptions related to outstanding common stock equivalents.

●	Testing the accuracy and completeness of the common stock equivalents utilized in determining the fair value of the contingent consideration.

●	Obtaining the valuation report prepared by valuation specialist engaged by management to assist in the determination of fair values assigned to acquired contingent consideration and evaluating the qualifications of the specialist.

In addition, the audit effort involved the use of professionals with specialized skills and knowledge to assist in evaluating the valuation methodologies deployed and the reasonableness of the significant assumptions used.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Draper, UT

October 10, 2024

RENOVARO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash	$220,467	$1,874,480
Insurance receivable	1,108,247	—
Prepaids and other assets	668,929	690,925
Total Current Assets	1,997,643	2,565,405

Property and equipment, net	482,121	508,989

OTHER ASSETS
Definite life intangible assets, net	30,043	39,676
Indefinite life intangible assets, net	—	42,611,000
Goodwill	159,330,161	11,640,000
Deposits and other assets	19,849	21,741
Operating lease right-of-use assets	1,269,633	913,985
Total Other Assets	160,649,686	55,226,402

TOTAL ASSETS	$163,129,450	$58,300,796
LIABILITIES

CURRENT LIABILITIES:
Accounts payable – trade	$9,448,683	$5,296,823
Accrued expenses	5,311,324	723,173
Other current liabilities	295,361	184,733
Contingent consideration liability	12,310,000	—
Convertible notes payable	245,000	—
Current portion of operating lease liabilities	493,553	193,422
Notes payable – related parties, net	2,205,996	4,624,947
Total Current Liabilities	30,309,917	11,023,098

NON-CURRENT LIABILITIES:
Operating lease liabilities, net of current portion	842,389	775,587
Total Non-Current Liabilities	842,389	775,587
Total Liabilities	31,152,306	11,798,685

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 350,000,000 shares authorized, 155,027,245 shares issued and outstanding at June 30, 2024; 63,698,144 shares issued and outstanding at June 30, 2023	15,504	6,371
Additional paid-in capital	456,811,911	290,554,875
Accumulated deficit	(324,679,425)	(244,029,253)
Accumulated other comprehensive (loss)	(170,846)	(29,882)
Total Stockholders’ Equity	131,977,144	46,502,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,129,450	$58,300,796

The accompanying notes are an integral part of these consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2024	2023

Operating Expenses
General and administrative	$24,557,608	$15,318,198
Research and development	2,708,829	4,165,197
Intangible asset impairment	42,611,000	18,960,000
Goodwill impairment	11,640,000	—
Depreciation and amortization	121,859	113,496
Total Operating Expenses	81,639,296	38,556,891
LOSS FROM OPERATIONS	(81,639,296)	(38,556,891)

Other Income (Expense)
Change in fair value of contingent consideration	4,727,473	—
Loss on extinguishment of debt	(1,303,578)	—
Loss on extinguishment of contingent consideration liability	—	(419,182)
Interest expense	(1,011,322)	(580,344)
Gain (loss) on foreign currency transactions	—	(1,019)
Interest income and other income (expense)	(1,423,449)	(126,620)
Total Other Income (Expense)	989,124	(1,127,165)

NET LOSS	$(80,650,172)	$(39,684,056)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.84)	$(0.71)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	96,248,090	56,265,362

The accompanying notes are an integral part of these consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	June 30,
	2024	2023

Net Loss	$(80,650,172)	$(39,684,056)
Other Comprehensive Income (Loss)
Foreign currency translation, net of taxes	(140,964)	554

Comprehensive Loss	$(80,791,136)	$(39,683,502)

The accompanying notes are an integral part of these consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended June 30, 2024 and June 30, 2023

	# of Preferred Shares	Preferred Shares Amount	# of Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance June 30, 2022	—	—	53,007,082	$5,302	$276,989,179	$(204,345,197)	$(30,436)	$72,618,848
Stock issued pursuant to warrants exercised	—	—	1,250,000	125	1,624,875	—	—	1,625,000
Earn-out shares issued	—	—	1,250,000	125	2,762,375	—	—	2,762,500
Shares issued for interest on $1.2 million notes payable extension	—	—	198,439	20	204,372	—	—	204,392
Issuance of common stock and warrants under private placement offering	—	—	4,832,452	483	4,011,339	—	—	4,011,822
Restricted shares issued for services rendered	—	—	200,000	20	227,980	—	—	228,000
Conversion of convertible promissory notes	—	—	2,264,150	226	1,199,774	—	—	1,200,000
Issuance of restricted commitment shares	—	—	696,021	70	(70)	—	—	—
Stock-based compensation	—	—	—	—	3,535,051	—	—	3,535,051
Net loss	—	—	—	—	—	(39,684,056)	—	(39,684,056)
Foreign currency translation adjustment	—	—	—	—	—	—	554	554
Balance June 30, 2023	—	—	63,698,144	6,371	290,554,875	(244,029,253)	(29,882)	46,502,111
Issuance of preferred stock and warrants in private placement	280,505	28	—	—	1,999,972	—	—	2,000,000
Issuance of preferred stock and warrants for conversion of Note Payable	280,505	28	—	—	1,999,973	—	—	2,000,001
Restricted shares issued for services rendered	—	—	3,083,760	308	4,663,882	—	—	4,664,190
Exercise of warrants	—	—	3,951,344	396	2,341,470	—	—	2,341,866
Issuance of common stock and warrants under private placement offering in settlement of debt	—	—	5,660,042	566	10,575,759	—	—	10,576,106
Shares issuable for settlement of contingent consideration	—	—	2,189,672	219	3,519,808	—	—	3,520,027
Issuance of common stock pursuant to acquisition of GEDi Cube	—	—	70,834,183	7,083	135,994,548	—	—	136,001,631
Preferred stock converted to common stock pursuant to acquisition of GEDi Cube	(561,010)	(56)	5,610,100	561	(505)	—	—	—
Issuance of options for services rendered	—	—	—	—	489,000	—	—	489,000
Stock-based compensation	—	—	—	—	4,673,129	—	—	4,673,129
Net loss	—	—	—	—	—	(80,650,172)	—	(80,650,172)
Foreign currency translation adjustment	—	—	—	—	—	—	(140,964)	(140,964)
Balance June 30, 2024	—	$—	155,027,245	$15,504	$456,811,911	$(324,679,425)	$(170,846)	$131,977,144

 The accompanying notes are an integral part of these consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,650,172)	$(39,684,056)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	121,859	113,496
Change in fair value of contingent consideration	(4,727,473)	—
Loss on extinguishment of contingent consideration liability	—	419,182
Loss on extinguishment of debt	1,303,578
Non-cash stock-based compensation expense	4,673,129	3,535,051
Non-cash restricted shares issued for services rendered	4,664,190	228,000
Intangible asset impairment	42,611,000	18,960,000
Goodwill impairment	11,640,000	—
Amortization of discount on note payable	580,605	348,621
Changes in assets and liabilities:
Insurance receivable	(1,108,247)	46
Prepaid expenses/deposits	1,082,267	1,070,249
Accounts payable	4,057,282	3,894,955
Other current liabilities	—	(54,060)
Operating leases, net	11,284	(27,224)
Accrued expenses	4,769,268	(578,809)
NET CASH USED IN OPERATING ACTIVITIES	(10,971,430)	(11,774,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable prior to acquisition	(1,255,600)	—
Cash received from acquisition, net	65,851	—
Purchase of property and equipment	(70,430)	(29,774)
NET CASH USED IN INVESTING ACTIVITIES	(1,260,179)	(29,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of finance agreement	(870,073)	(1,121,767)
Proceeds from exercise of warrants	341,865	1,625,000
Proceeds from private placements	3,000,000	4,011,823
Proceeds from issuance of promissory notes	3,770,512	—
Proceeds from convertible notes payable	4,275,151	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,517,455	4,515,056

Effect of exchange rates on cash	60,141	(8,395)
NET INCREASE (DECREASE) IN CASH	(1,654,013)	(7,297,662)

CASH, BEGINNING OF PERIOD	1,874,480	9,172,142

CASH, END OF PERIOD	$220,467	$1,874,480
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid during the year for:
Interest	$20,128	$352,334
Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent Shares issued pursuant to Acquisition Agreement	$—	$2,762,500
Shares in lieu of interest on $1.2 million notes payable extension	$—	$204,392
Finance agreement entered into in exchange for prepaid assets	$906,834	$1,139,875
Conversion of note payable for issuance of preferred stock	$2,000,001	$—
Note payable settled through non-cash exercise of warrants	$2,000,000	$—
Debt discount related to notes payable	$339,342	$—
Common shares issued upon acquisition	$136,001,631	$—
Contingent consideration issued upon acquisition	$20,557,500	$—
Common shares issued upon settlement of debt	$9,582,912	$—
Earn out shares issued in settlement of contingent liability	$3,520,027	$—
Options issued in settlement of debt	$489,000	$—
Settlement of notes payable	$418,503	$—

The accompanying notes are an integral part of these consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – On February 13, 2024, the Company changed its corporate name from Renovaro Biosciences Inc. to Renovaro Inc. (“Renovaro”, and together with its subsidiaries, the “Company”, “we” or “us”). In August 2023, the Company changed its corporate name from Enochian Biosciences Inc. to Renovaro Biosciences Inc. The Company is an AI-driven healthcare technology company that, if it can generate sufficient funding, will also continue to engage in the research and development of pharmaceutical and biological products for the treatment of cancer and HIV with the intent to manufacture said products. On February 13, 2024, Renovaro Inc. acquired GEDi Cube Intl Ltd and its subsidiaries (“Renovaro Cube”), as a wholly owned subsidiary pursuant to a stock purchase agreement.

Basis of Presentation – The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation – For the years ended June 30, 2024 and 2023, the consolidated financial statements include the accounts and operations of Renovaro, and its wholly owned subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

Subsidiaries – Renovaro Biosciences Inc. (“Renovaro Biosciences”), formerly Renovaro Biopharma Inc., was incorporated on May 19, 2017 in Delaware and is a 100% owned subsidiary of Renovaro. Renovaro Biosciences owns a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans. As of June 30, 2024 and June 30, 2023, zero and 1,250,000 shares of Common Stock, respectively, remain contingently issuable in connection with the acquisition of Renovaro Biosciences in February 2018 (the “Contingent Shares”).

Renovaro Biosciences Denmark ApS (“Renovaro Denmark”), formerly Enochian Biosciences Denmark ApS a Danish corporation was incorporated on April 1, 2001. On February 12, 2014, in accordance with the terms and conditions of a Share Exchange Agreement, the Company acquired Renovaro Denmark and it became a 100% owned subsidiary of Renovaro subject to 185,053 shares of Common Stock of Renovaro held in escrow according to Danish law (the “Escrow Shares”). As of June 30, 2024, there are 17,414 Escrow Shares remaining (see Note 9.)

On February 13, 2024, the Company acquired 100% of Renovaro Cube. As a result of the acquisition, Renovaro Cube became a wholly-owned subsidiary of the Company (see Note 12.)

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

Functional Currency and Foreign Currency Translation – The functional currency of Renovaro Denmark is the Danish Kroner (“DKK”) and the functional currency of Renovaro Cube is the Euro (“EUR”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the years ended June 30, 2024, and 2023. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, exceed the amount of deposit insurance provided within the relevant jurisdiction where the deposits are held. As of June 30, 2024, and June 30, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Insurance Receivable – The Company recognizes insurance receivables associated with expected recoveries of costs incurred for litigation which is probable of incurring a loss and for which it is probable the Company will receive coverage under its existing insurance policies. The Company records any such recoveries on a gross basis and does not net such amounts against any related loss contingency accruals.

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

For indefinite life intangible assets, such as IPR&D, on an annual basis on June 30th we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. For the year ended June 30, 2023, the carrying value of the IPR&D exceeded its fair value. Therefore, the Company recorded an impairment loss of $18,960,000 during the year ended June 30, 2023. During the year ended June 30, 2024, the Company recorded an impairment loss of $42,611,000 related to the termination of the license agreement with Weird Science LLC (see Note 5.)

The carrying value of IPR&D and goodwill at June 30, 2024, were zero and $159,330,161, respectively.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use are their respective fair values. No impairment of these assets was recorded during the year ended June 30, 2024 or 2023.

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

Research and Development Expenses – The Company expenses research and development costs incurred in formulating, improving, validating, and creating alternative or modified processes related to and expanding the use of the Company’s technologies. Research and development expenses for the years ended June 30, 2024 and 2023 amounted to $2,708,829, and $4,165,197, respectively.

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes (see Note 8.)

Loss Per Share - The Company calculates earnings (loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as for basic EPS) and potentially dilutive common shares. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. The shares of Common Stock outstanding at June 30, 2024 and 2023 were 152,837,573 and 63,698,144, respectively. Because of the net loss for each of the years ended June 30, 2024 and June 30, 2023, dilutive shares for both periods were excluded from the diluted EPS calculation, as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 17,146,315 and 7,949,513 potential shares of Common Stock excluded from the diluted EPS calculation for the years ended June 30, 2024 and 2023, respectively.

Fair Value of Financial Instruments – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. There were no Level 1, 2, or 3 assets, nor any Level 1, or 2 liabilities measured at fair value on a recurring basis as of June 30, 2024. Level 3 liabilities held as of June 30, 2024, consisted of a contingent consideration liability related to the February 13, 2024, acquisition of Renovaro Cube (see Note 3.) There were no Level 1, 2, or 3 assets, nor any Level 1, 2, or 3 liabilities measured at fair value on a recurring basis as of June 30, 2023.

 Stock-Based Compensation - The Company has granted stock options, restricted share units (“RSUs”) and warrants to certain employees, officers, directors, and consultants. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock based compensation costs for the vesting of options and RSUs granted to certain employees, officers, directors, and consultants for the years ended June 30, 2024 and 2023 were $4,673,129 and $3,535,051, respectively.

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

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of $80,650,172 and $39,684,056 for the years ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had cash and cash equivalents of $220,467 and an accumulated deficit of $324,679,425 and a working capital deficit of $28,312,274. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has reduced overhead and administrative costs by streamlining the organization to focus around the development and validation of its AI driven cancer diagnostics platform. The Company has tailored its workforce to focus on these activities. In addition, the Company intends to attempt to secure additional required funding through equity or debt financing. However, there can be no assurance that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Funding that we may receive during the fiscal year 2025 is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, to support commercialization of our products, to conduct the clinical and regulatory work to develop our product candidates, and to begin building working capital reserves.

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

There were no Level 1, 2 or 3 assets, nor any Level 1 or 2 liabilities as of June 30, 2024.

Level 3 liabilities held as of June 30, 2024, consisted of a contingent consideration liability related to the February 13, 2014, acquisition of Renovaro Cube, (the “Acquisition”). As consideration for the Acquisition, the stockholders of Renovaro Cube received (i) 70,834,183 shares of Common Stock, and (ii) the right to receive contingent shares pro rata upon the exercise of convertible notes, options, and warrants, which were outstanding at closing. The contingent consideration liability was recorded at fair value of $20,557,500 at the time of acquisition and is subsequently remeasured to fair value at the end of each reporting period. At June 30, 2024, there were 7,613,301 contingent shares issuable in connection with the Acquisition of Renovaro Cube.

The fair value of the contingent consideration liability is estimated using a Black-Scholes option-pricing model and a Monte-Carlo option pricing model. The key inputs to the model are all contractual or observable with the exception being volatility, which is computed based on the volatility of the Company’s underlying stock. The key inputs to valuing the contingent consideration liability as of June 30, 2024, were:

Stock Price	$1.75
Exercise Price	$0.46 - $8.23
Volatility	109% - 145%
Risk Free Rate	4.24% - 5.21%
Expected Dividends	0%
Discount Rate (Monte-Carlo model only)	0%
Expected Term (years)	0.47 – 9.50

At initial recognition of the contingent consideration, the inputs were:

Stock Price	$1.92
Exercise Price	$0.46 - $4.50
Volatility	107% - 133%
Risk Free Rate	4.22% - 5.14%
Expected Dividends	0%
Discount Rate (Monte-Carlo model only)	12%
Expected Term (years)	0.56 – 9.88

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, lease obligations and notes payable approximate their recorded values due to their short-term maturities.

The following table sets forth the Level 3 liability at June 30, 2024, which is recorded on the consolidated balance sheet at fair value on a recurring basis. As required, this liability is classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2023	—	—	$—
Contingent consideration in Acquisition	—	—	20,557,500
Settlements: contingent shares to be issued	—	—	(3,520,027)
Fair value adjustment	—	—	(4,727,473)
Contingent Consideration Liability at June 30, 2024	—	—	$12,310,000

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2024 and 2023:

	Useful Life	June 30, 2024	June 30, 2023
Lab equipment and instruments	4-7	$639,998	$576,298
Leasehold improvements	10	224,629	224,629
Furniture, fixtures, and equipment	4-7	195,834	172,861
Total		1,060,461	973,788
Less accumulated depreciation		(578,340)	(464,799)
Net Property and Equipment		$482,121	$508,989

Depreciation expense amounted to $113,563 and $107,321 for the years ended June 30, 2024 and 2023, respectively.

NOTE 5 — INTANGIBLE ASSETS AND GOODWILL

At June 30, 2024 and 2023, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $30,043 and $39,676, respectively. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the years ended June 30, 2024 and 2023 was $8,296 and $6,175, respectively.

At June 30, 2024 and 2023, indefinite life intangible assets consisted of a license agreement classified as In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible assets provide economic benefit, and goodwill.

At June 30, 2024 and 2023, definite-life and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2023	Additions	Amortization	Impairment	Translation Adjustment	June 30, 2024
Definite Life Intangible Assets
Patents	20 Years	$290,936	$—	$—	$—	$(5,959)	$284,977
Less Accumulated Amortization		(251,260)	—	(8,296)	—	4,622	(254,934)
Net Definite-Life Intangible Assets		$39,676	$—	$(8,296)	$—	$(1,337)	$30,043

Indefinite Life Intangible Assets and Goodwill
Goodwill		11,640,000	159,464,039	—	(11,640,000)	(133,878)	159,330,161
IPR&D		42,611,000	—	—	(42,611,000)	—	—
Total Indefinite Life Intangible Assets and Goodwill		$54,251,000	$159,464,039	$—	$(54,251,000)	$(133,878)	$159,330,161

	Useful Life	June 30, 2022	Period Change	Effect of Currency Translation	June 30, 2023
Definite Life Intangible Assets
Patents	20 Years	$279,257	$—	11,679	$290,936
Less Accumulated Amortization		(234,989)	(6,175)	(10,096)	(251,260)
Net Definite-Life Intangible Assets		$44,268	$(6,175)	$1,583	$39,676

Indefinite Life Intangible Assets
License Agreement		$61,571,000	$(18,960,000)	$—	$42,611,000

Goodwill		11,640,000	—	—	11,640,000
Total Indefinite Life Intangible Assets		$73,211,000	$(18,960,000)	$—	$54,251,000

Expected future amortization expense is as follows:

Years ended June 30,
2025	$7,511
2026	7,511
2027	7,511
2028	7,510
Total	$30,043

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

On February 13, 2024, the Company acquired Renovaro Cube as a wholly owned subsidiary pursuant to a stock purchase agreement. As part of the acquisition of Renovaro Cube, the Company acquired goodwill valued at $159,464,039.

Impairment – On March 1, 2024, the Company received a notice from the sole manager of Weird Science LLC terminating the License Agreement by and between Weird Science LLC and Enochian Biopharma, Inc. (now known as Renovaro Biosciences, Inc.), a wholly owned subsidiary of the Company, dated February 16, 2018. Due to the termination of the License Agreement, the Company recorded an impairment of $42,611,000 during the year ended June 30, 2024.

Following the fourth quarter of each year, management performs its annual test of impairment of intangible assets by performing a assessment and determines if it is more likely than not that the fair value of the asset is greater than or equal to the carrying value of the asset.

During the year ended June 30, 2023, the results of the assessment indicated that the carrying value of the licenses acquired as an IPR&D asset exceeded its fair value, due to the changes in the projected economic benefits to be realized from these assets. Therefore, an impairment adjustment of $18,960,000 was recorded for the year ended June 30, 2023.

During the year ended June 30, 2024, the results of the assessment indicated that the carrying value of the goodwill related to the RENB reporting unit exceeded its fair value, due to the changes in the projected economic benefits to be realized from this reporting unit. Management concluded the significant driver for the change in the economic benefits was due to the Company’s continued inability to raise capital for the further development of the technologies within this reporting unit. Therefore, an impairment adjustment of $11,640,000 was recorded for the year ended June 30, 2024.

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

The Company identified and assessed the following significant assumptions in recognizing the right-of-use assets and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have a remaining lease term of 38 and 20 months. As of June 30, 2024, the weighted-average remaining term is 2.54 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of June 30, 2024, the weighted-average discount rate is 5.14%.

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

Below are the lease commitments for the next 5 years:

Years Ending June 30	Lease Expense
2025	$554,453
2026	457,876
2027	334,788
Thereafter	79,830
Less imputed interest	(91,005)
Total	$1,335,942

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

The Company recognized operating income from the sublease on a straight-line basis in its statements of operations over the sublease term.

During the year ended June 30, 2024 and 2023, the net operating lease expenses were as follows:

	Years ended June 30,
	2024	2023
Operating Lease Expense	$383,549	$322,447
Sub-lease Income	—	(352,700)
Total Net Lease Expense	$383,549	$(30,253)

Lease expense charged to general and administrative expenses for the years ended June 30, 2024 and 2023, amounted to $383,549 and $322,447, respectively. During the years ended June 30, 2024 and 2023, the Company paid $380,983 and $439,519 under operating leases, respectively. The difference between the operating lease expense for the year ended June 30, 2023 in the amount of $322,447 and the cash paid of $439,519, is primarily made up of the release of an accrual of $77,242 related to the termination of the Plaza Medical Office Building, LLC lease.

NOTE 7 — DEBT

Convertible Notes Payable —

March 2024 Note — On March 14, 2024, the Company entered into a Subscription Agreement with an investor to issue a Convertible Promissory Note in the amount of $500,000 (the “March 2024 Note”). The March 2024 Note had an interest rate of 10% per annum and was due to mature on March 15, 2025. The Company was required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the March 2024 Note. Notwithstanding the immediately foregoing, at the option of the holder, interest could accrue on this note on a quarterly basis. The March 2024 Note was convertible at the option of the holder after a qualified offering. If no qualified offering occurs prior to the maturity date, the March 2024 Note was to be repaid in cash.

On June 14, 2024, the Company sold 344,966 of the Company’s units, each such unit consisting of (i) one share of the Company’s common stock, $0.0001 par value per share and (ii) one common stock purchase warrant to purchase one-tenth of a share of Common Stock (a “Unit”), to the holder of the March 2024 Note in consideration for the total $512,361 in principal amount and interest accrued under the March 2024 Note. The warrants are exercisable for five years from the date of issuance and have an exercise price of $1.4726 per share, payable in cash.

In the year ended June 30, 2024, the Company recorded interest expense of $12,361 related to the March 2024 Note. The March 2024 Note balance at June 30, 2024 was zero .

The 2024 Notes — On January 11, 2024, the Company entered into a Subscription Agreement with an investor to issue a Convertible Promissory Note (the “January 2024 Note I”) in the amount of $460,000. The January 2024 Note I had an interest rate of 12% per annum and was due to mature on January 11, 2025. The Company was required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the notes. Notwithstanding the immediately foregoing, at the option of the holder, interest could accrue on this note on a quarterly basis. The January 2024 Note I was convertible either at the option of the holder or automatically upon maturity into shares of the Company’s Common Stock at the conversion price of $3.38. On January 12, 2024, the Company entered into Subscription Agreements with an investor to issue a Convertible Promissory Note for an aggregate principal amount of $125,000 (the “January 2024 Note II”, and collectively with the January 2024 Note I, the “January 2024 Notes”). The Company received a total of $125,000 in gross proceeds. The January 2024 Note II bears an interest rate of 12% per annum and shall mature on December 29, 2024. The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the January 2024 Note II. The January 2024 Note II is convertible either at the option of the holder or automatically upon maturity into shares of the Company’s Common Stock at the Note Conversion Price of $3.38.

On June 14, 2024, the Company sold 325,508 of the Company’s Units, each such Unit consisting of (i) one share of the Company’s common stock, $0.0001 par value per share and (ii) one common stock purchase warrant to purchase one-tenth of a share of Common Stock, to the holder of the January 2024 Note I in consideration for the total $483,460 in principal amount and interest accrued under the January 2024 Note I. The warrants are exercisable for five years from the date of issuance and have an exercise price of $1.4726 per share, payable in cash. The January 2024 Notes principal balance at June 30, 2024, is $125,000.

December 2023 Notes — Between December 1, 2023, and December 29, 2023, the Company entered into Subscription Agreements with two investors to purchase Convertible Promissory Notes for an aggregate principal amount of $560,000 (the “December Notes”). The Company received a total of $560,000 in gross proceeds, consisting of $440,000 and $100,000 from the private placement prior to the end of the quarter ending December 31, 2023, and $20,000 received in January 2024. The December Notes bear an interest rate of 12% per annum and shall mature one year after their respective dates of issuance (the “Maturity Date”). The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the December Notes. Notwithstanding the immediately foregoing, at the option of the holder, interest may accrue on the December Notes on a quarterly basis. The December Notes are convertible into shares of the Company’s Common Stock in whole or in part at any time and from time to time, after the original issue date and prior to the Maturity Date, at a conversion price of $3.38 per share. The December Notes will be accounted for under ASC 470-20.

On June 14, 2024, in a private placement the Company sold 317,715 Units to an investor who surrendered and terminated $440,000 in aggregate principal amount and $28,453 of interest accrued on the December Notes and paid in cash an aggregate amount of $66,000 to the Company in consideration for the Units, each such Unit consisting of (i) one share of the Company’s common stock, $0.0001 par value per share and (ii) one common stock purchase warrant to purchase one-tenth of a share of Common Stock. The warrants are exercisable for five years from the date of issuance and have an exercise price of $1.4726 per share, payable in cash. The December Notes principal balance at June 30, 2024, is $120,000.

In the year ended June 30, 2024, the Company has recorded interest expense of $67,013 related to the January 2024 Notes and December 2023 Notes. The January 2024 Notes and December 2023 Notes balance at June 30, 2024 was $245,000 of which $120,000 is related to the December 2023 Notes and $125,000 is related to the January 2024 Notes.

The 2023 Notes — Between September 5, 2023, and October 5, 2023, the Company entered into Subscription Agreements with five investors to purchase 5% Original Issue Discount Convertible Promissory Notes (the “2023 Notes”) for an aggregate principal amount of $2,105,263. The Company received a total of $2,000,000 in gross proceeds from the private placement, after taking into account the 5% original issue discount. The discount of $105,263 was to be accreted over the life of the 2023 Notes. The 2023 Notes had an interest rate of 12% per annum and were due to mature on September 5, 2024 (the “Maturity Date”). The Company was required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the 2023 Notes. Notwithstanding the immediately foregoing, at the option of the holder, interest could accrue on the notes on a quarterly basis. The 2023 Notes were convertible into shares of the Company’s Common Stock upon the occurrence of a Qualified Offering (as defined below) or upon the Maturity Date.

The 2023 Notes were subject to mandatory conversion (“Mandatory Conversion”) in the event the Company closed an offering of its Common Stock and received gross proceeds of not less than $10,000,000 (a “Qualified Offering”). The conversion price per share of Common Stock in the case of a Mandatory Conversion was to be 95% of the offering price per share in the Qualified Offering, subject to a floor of $4.50 per share. In addition, if no Qualified Offering occurred prior to the Maturity Date, the 2023 Notes were to automatically convert into shares of Common Stock on the Maturity Date at a conversion price per share equal to the closing sale price of the Common Stock on the Maturity Date, subject to a floor of $4.50 per share.

On January 11, 2024, the Company entered into an amendment with one of the investors of the 2023 Notes whereas the conversion terms were amended to provide for optional conversion at a conversion price of $3.38 per share. All other terms of the Promissory Note remained the same. The Company treated this as a modification for accounting purposes.

On June 14, 2024, the Company sold 1,546,449 Units to the holders of the 2023 Notes who surrendered and terminated $2,293,825 in aggregate principal amount and interest accrued thereon of the 2023 Notes and paid in cash an aggregate amount of $443,575 (of which $318,063 was applied against the Company’s Promissory Notes), to the Company in consideration for the Units, each such Unit consisting of (i) one share of the Company’s common stock, $0.0001 par value per share and (ii) one common stock purchase warrant to purchase one-tenth of a share of Common Stock. The warrants are exercisable for five years from the date of issuance and have an exercise price of $1.4726 and $1.4765 per share, payable in cash. The 2023 Notes principal balance at June 30, 2024, is zero .

  For the year ended June 30, 2024, discount amortization of $78,567 was charged to interest expense and $26,696 of discount amortization was charged to other income and expense due to the early termination of the notes, respectively. In the year ended June 30, 2024, the Company recorded interest expense of $189,614 related to the 2023 Notes. The 2023 Notes balance, net of discount at June 30, 2024 is zero .

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

Effective December 30, 2022 (the “Effective Date”), the Company amended and restated the Convertible Notes (the “Amended and Restated Secured Notes”). Pursuant to the Amended and Restated Secured Notes, the due date was extended to February 28, 2024. The Amended and Restated Secured Notes were convertible by the Holder if the Company consummated a public offering or private placement of Common Stock or securities convertible into Common Stock. The conversion price was to be the price being paid by the investors in such offering. The interest rate was increased to twelve percent (12%) per annum, which was prepaid by the Company in full on the date of amendment through the issuance of 198,439 shares of the Company’s Common Stock: 29,419 shares for accrued interest up to the Effective Date and 169,020 shares related to the prepayment of interest through the extension date of the Amended and Restated Secured Notes using the Common Stock closing market price on the Effective Date, of $1.03. The obligations of the Company under the Amended and Restated Secured Notes were secured by a security agreement (the “Security Agreement”). The Company evaluated the Amended and Restated Secured Notes and conversion feature to determine the appropriate accounting treatment based on the terms of the agreement. In accordance with ASC 480 - Distinguishing Liabilities from Equity, the Company determined that the Amended and Restated Secured Notes embody an obligation that may require the Company to settle with the issuance of a variable number of shares, where the monetary value of the obligation is based predominantly on a fixed monetary amount of $1,200,000 known at inception. Accordingly, the Company recorded the Amended and Restated Secured Notes as share settled debt. The total value of the shares issued was $204,392 which included $174,090 of prepaid interest and $30,302 for accrued interest as of December 30, 2022. On June 26, 2023, the Holder notified the Company that it wished to elect to exercise its conversion right triggered by a private placement. Therefore, all outstanding $1,200,000 Amended and Restated Secured Notes were converted into 2,264,150 shares of Common Stock and warrants to purchase 1,132,075 shares of Common Stock. There were no Amended and Restated Secured Notes outstanding after the foregoing conversion.

Notes Payable —

Bridge Loans — Between March 26, 2024 and June 4, 2024 the Company issued Paseco ApS promissory notes (the “Notes”) in the aggregate principal and interest accrued amount of $2,098,252. The Notes had an interest rate of 10% per annum and were to mature between May 1, 2024, and August 1, 2024. The Notes were accounted for under ASC 470-20, and all proceeds received from the issuance was recognized as a liability on the balance sheet. On June 14, 2024, the Company sold 1,424,862 Units at a price per Unit equal to $1.4726 to settle the bridge loan aggregate amount of $2,098,252. As of June 30, 2024 the Notes balance is zero.

On February 5, 2024, the Company entered into an agreement with RS Bio ApS, a Danish entity controlled by the Company’s Chairman, Rene Sindlev (“RS Bio”) to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263. The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on March 1, 2024 and was extended to December 31, 2024. The obligations under this note are secured by the Amended and Restated Security Agreement. The Company is required to pay interest on the maturity date. The note is accounted for under ASC 470-20, and all proceeds received from the issuance will be recognized as a liability on the balance sheet net of discount. For the year ended June 30, 2024, discount amortization of $5,263 was charged to interest expense. As of June 30, 2024, the Company accrued $6,316 of interest expense that is included in accrued expenses on the balance sheet. The note balance, net of discount at June 30, 2024 was $105,263.

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315 (the “January 2024 Note”). The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The January 2024 Note bears an interest rate of 12% per annum and matured on March 1, 2024 and was extended to December 31, 2024. The Company is required to pay interest on the maturity date. The January 2024 Note will be accounted for under ASC 470-20, and all proceeds received from the issuance will be recognized as a liability on the balance sheet net of discount. For the year ended June 30, 2024, discount amortization of $26,315 was charged to interest expense. As of June 30, 2024, the Company accrued $31,579 of interest expense that is included in accrued expenses on the balance sheet. The Note balance, net of discount at June 30, 2024 was $526,315. In connection with the entry into the January 2024 Note, the Company and Paseco ApS agreed to amend and restate a Security Agreement to add the Company’s obligations under the November 2023 Note and the January 2024 Note to the Secured Obligations (as defined in the Amended and Restated Security Agreement).

On November 22, 2023, Renovaro Cube entered into a loan agreement where the holder agreed to loan the Company up to £500,000 (approximately $624,000 USD). The note had a repayment date occurring the first business day after the first anniversary of the draw down of the loan. The first draw down of £250,000 occurred on November 27, 2023, and the second draw down of £250,000 occurred on December 13, 2023. The Company paid interest on the loan at the rate of 10% per annum. Interest was accrued quarterly in arrears on the last business day of March, June, September, and December and was payable on the repayment date. On June 14, 2024 the Company sold 454,708 Units to the holder and terminated $665,387 in aggregate principal amount and accrued interest and received in cash an aggregate amount of $100,400 in consideration for the Units which was applied against the loan. For the year ended June 30, 2024, the Company recorded $36,388 of interest expense related to this loan. The total amount of the loan at June 30, 2024, is zero .

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000 (the “November 2023 Note”). The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the Note. The November 2023 Note bears an interest rate of 12% per annum and was due to mature on January 1, 2024 (the “Maturity Date”). On January 1, 2024, the Company entered into an amendment with RS Bio for the November 2023 Note to extend the maturity date to March 1, 2024 and was extended to December 31, 2024. The Company is required to pay interest on the maturity date. The November 2023 Note will be accounted for under ASC 470-20, and all proceeds received from the issuance will be recognized as a liability on the balance sheet net of discount. On February 16, 2024, the Company received notice from the holder to exercise 471,699 warrants outstanding at $0.53 per share and apply $250,000 of the note balance to the exercise price of the warrants. For the year ended June 30, 2024, discount amortization of $50,000 was charged to interest expense. As of June 30, 2024, the Company accrued $69,083 of interest expense that is included in accrued expenses on the balance sheet. The November 2023 Note balance, net of discount at June 30, 2024 is $750,000.

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

On July 31, 2023, the Company and the Holder agreed to amend the Promissory Note (the “Fourth Amendment”) to provide the Holder with limited conversion rights in connection with the Company’s next private placement. Per the terms of the Fourth Amendment, the Holder could elect to convert $2 million of the outstanding principal balance of the Promissory Note into the Units being offered in a private placement at the price per Unit being paid by the investors in the private placement (the “Conversion Right”). On August 1, 2023, the Holder notified the Company of its election to exercise the Conversion Right. As a result, $2 million of the outstanding principal balance of the Promissory Note was converted into 280,505 Units at $7.13 per unit, comprised of an aggregate of (i) 280,505 shares of Series A Convertible Preferred Stock of the Company and (ii) Warrants to purchase an aggregate of 1,402,525 shares of Common Stock with an exercise price of $0.65 per share. The Series A Convertible Preferred Stock acquired by the Holder was initially convertible into 2,805,050 shares of Common Stock. A $3 million principal balance remained outstanding under the Promissory Note after the foregoing conversion. The Company concluded that in accordance with ASC 470-20-40-4, the difference between the fair value of the Preferred Shares and warrants and the carrying value of the portion of the Note being converted should be recognized as an extinguishment. The extinguishment loss of $120,018 is recorded in Other Income/Loss in the Statement of Operations. On November 30, 2023, the Company and the Holder agreed to amend the Promissory Note (the “Fifth Amendment”) such that the Company and the Holder extended the maturity of the original Promissory Note until February 29, 2024. In addition, all interest payable from November 30, 2023 to the Maturity Date was payable and is currently payable by the Company as of November 30, 2023. On February 16, 2024, the Company received notice from the Holder to exercise 2,953,700 warrants outstanding ranging from $0.53 to $0.65 per share and apply $1,750,000 of the note balance to the exercise price of the warrants. On February 29, 2024, the Company and the Holder agreed to amend the Promissory Note (the “Sixth Amendment”) to where the Company and the Holder extended the maturity of the original Promissory Note until May 1, 2024. On May 1, 2024, the Company and the Holder agreed to amend the Promissory Note (the “Seventh Amendment”) to extend the maturity of the original Promissory Note until August 1, 2024. On June 14, 2024 the Holder requested the Company repay $418,503 of the Promissory Note. The Company applied $100,440 and $318,063 owed to the Company pursuant to certain Subscription Agreements. As such, payment of the 2020 Note Repayment decreased the principal amount by $418,503. For the year ended June 30, 2024 and 2023, discount amortization of $393,763 and $348,621 was charged to interest expense. The Promissory Note balance, net of discount at June 30, 2024 is $824,418.

Finance Agreement —

On November 30, 2023, the Company entered into a premium finance agreement (the “Agreement”) related to insurance, which resulted in the recognition of a liability and prepaid expense with a principal amount of $906,834 at 7.90% interest per annum, which is reflected on the consolidated balance sheet under “other current liabilities” and “prepaid assets and other assets”, respectively. The repayment of the Agreement will be made in nine equal monthly installments of $77,127 after a down payment of $235,000. For the years ended June 30, 2024 and 2023 the Company made payments of $870,073 and $1,121,767, respectively. The remaining balance at June 30, 2024 is $231,381; the amount is reflected in other current liabilities. For the years ended June 30, 2024 and 2023 the Company recorded total interest expense in the amount of $20,128 and $21,180 related to the Agreement. This amount is reflected in other income and expenses.

Total interest expense recorded for the years ended June 30, 2024 and 2023, was $1,011,322 and $580,344, respectively.

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

As of June 30, 2024 and 2023, the Company had net operating loss carryforwards of approximately $489,177,759 and $476,965,239, respectively, giving rise to deferred tax assets of $144,191,530 and $140,547,314, respectively. The net operating loss carryforwards generated prior to January 1, 2018 expire over various dates from 2031 to 2038. All subsequent net operating loss carryforwards are indefinite.

The Company files Danish and U.S. income tax returns and these returns are generally no longer subject to tax examinations for years prior to 2020 for the Danish tax returns and 2021 for the U.S. tax returns.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax assets (liabilities) at June 30, 2024 and 2023:

	June 30
	2024	2023
Excess of tax over book depreciation of fixed assets	$8,258	$8,258
Excess of tax over book depreciation of patents	8,415	8,415
Stock/options compensation	6,672,252	3,885,996
Depreciation and amortization	188,422	152,059
Net operating loss carryforwards	144,191,530	140,547,314
Impairment expense	16,188,497	—
Contingent consideration fair value	1,410,678	—
Change in tax rate	—	—
Valuation allowance	(168,668,052)	(144,602,042)
Total Deferred Tax Assets (Liabilities)	$—	$—

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the years ended June 30, 2024 and 2023:

	Years ended June 30,
	2024	2023

Computed tax at expected statutory rate	$(24,066,011)	$(70,341,751)
Non-US income taxed at different rates	—	—
Non-deductible expenses / other items	—	—
Valuation allowance	24,066,011	70,341,751
Income Tax Expense (Benefit)	$—	$—

The components of income tax expense (benefit) from continuing operations for the years ended June 30, 2024 and 2023 consisted of the following:

	Years ended June 30,
	2024	2023
Current Income Tax Expense
Danish income tax (benefit)	$—	$—
Total Current Tax Expense (Benefit)	$—	$—

Deferred Income Tax Expense (Benefit)
Excess of tax over book depreciation of fixed assets	$8,258	$8,258
Excess of tax over book depreciation of patents	8,415	8,415
Stock/options compensation	6,672,252	3,885,996
Depreciation and amortization	188,422	152,059
Net operating loss carryforwards	144,191,530	140,547,314
Impairment expense	16,188,497	—
Contingent consideration fair value	1,410,678
Change in tax rate	—	—
Change in the valuation allowance	(168,668,052)	(144,602,042)
Total Deferred Tax Expense	$—	$—

Deferred income tax expense (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share, 1,000,000 of which have been designated as Series A Convertible Preferred Stock. At June 30, 2024 and 2023, there were zero shares of Preferred Stock issued and outstanding.

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

Common Stock — The Company has 350,000,000 authorized shares of Common Stock, par value $0.0001 per share. At June 30, 2024 and 2023, there were 155,027,245 and 63,698,144 shares issued and outstanding, respectively. At June 30, 2024 the Company has 2,189,672 shares issuable, which are included in shares outstanding, related to the contingent consideration settlement (see Notes 3 and 12).

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

During the years ended June 30, 2024 and June 30, 2023 no shares of Common Stock to Lincoln Park were sold under the Purchase Agreement.

 Preferred Stock Issuances

On August 1, 2023, the Company closed a private placement of 280,505 units (the “Units”), each consisting of (i) one share of the Company’s Series A Convertible Preferred Stock, (the “Preferred Stock”) and (ii) one Common Stock purchase warrant (each, a “Warrant”, and together with the Units and the shares of Preferred Stock, the “Securities”) to purchase five shares of the Company’s Common Stock, at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $2,000,000 in cash. In addition, the Company issued 280,505 Units in connection with the conversion of $2,000,000 of the Promissory Note (see Note 7).

The Company issued an aggregate of 561,010 shares of Preferred Stock, which were initially convertible into an aggregate of 5,610,100 shares of Common Stock. In connection with the private placement, the Company sold warrants to purchase an aggregate of 2,805,050 shares of Common Stock. The warrants are exercisable for five years from the date of issuance and have an exercise price of $0.65 per share, payable in cash.

On February 13, 2024 pursuant to the acquisition of Renovaro Cube, the 561,010 shares of Preferred Stock were converted into an aggregate of 5,610,100 shares of Common Stock. As of June 30, 2024 there were zero shares of Preferred Stock outstanding. The extinguishment loss of $120,018 is recorded in Other Income/Loss in the Statement of Operations (see Note 7).

June 2024 Private Placement

On June 14, 2024, Renovaro Inc., a Delaware corporation (the “Company”) closed a private placement of 5,315,215 of the Company’s units, each such Unit consisting of (i) one share of the Company’s common stock, $0.0001 par value per share and (ii) one common stock purchase warrant to purchase one-tenth of a share of Common Stock, with certain investors (the “Private Placement”). The Warrants are exercisable for five years from the date of issuance and have an exercise price of $1.4726 and $1.4765 per share, payable in cash.

The Private Placement was completed pursuant to Regulation S promulgated under the Securities Act of 1933, as amended (“Regulation S”).

In the Private Placement, the Company sold 2,325,869 Units at a price per Unit equal to $1.4726 to a certain investor who paid in cash and settlement of debt an aggregate amount of $3,425,075 in consideration for the Units.

Additionally, the Company sold 2,671,631 Units to certain investors who surrendered and terminated $3,955,033 in aggregate principal amount and interest accrued thereon of certain convertible promissory notes issued by the Company in 2023 and 2024 and paid in cash an aggregate amount of $478,060 to the Company in consideration for the Units.

Additionally, the Company sold 317,715 Units to an investor who surrendered and terminated $468,453 in aggregate principal amount and interest accrued thereon of a convertible promissory note issued in 2023 and paid in cash an aggregate amount of $66,000 to the Company in consideration for the Units.

In relation to the June 14, 2024 Private Placement the Company recognized a loss on the settlement of debt for $1,183,560 which was recorded in other income (expense) in the statement of operations for the year ended June 30, 2024.

Common Stock Issuances

On April 5, 2024, the Company issued 33,760 shares of common stock for consulting services valued at $94,190.

On February 20, 2024, 2,953,700 warrants outstanding were exercised at prices ranging from $0.53 to $0.65 per share and the aggregate $1,750,000 of a promissory note held by the holder was applied to the exercise price of the warrants (see Note 7).

On February 20, 2024, 471,699 warrants outstanding were exercised at $0.53 per share valued at $250,000. A promissory note held by the holder was applied to the exercise price of the warrants in lieu of cash proceeds (see Note 8).

On February 15, 2024, the Company issued 50,000 shares of Common Stock for consulting services valued at $100,000.

On February 15, 2024, the Company closed a private placement of 344,827 shares of Common Stock, $0.0001 par value, at $2.90 per share for aggregate proceeds to the Company of $1,000,000 in cash.

On February 13, 2024, the Company issued 70,834,183 valued at $136,001,631 (see Note 12) shares of Common Stock pursuant to the Stock Purchase Agreement of Renovaro Cube.

On December 4, 2023, the Company issued 525,945 shares of Common Stock pursuant to warrants exercised for cash proceeds of $341,865.

On October 23, 2023, the Company issued 1,000,000 shares of Common Stock valued at $2,760,000 for advisory services to Avram Miller, a member of the Company’s board of directors.

Between July 28, 2023, and September 28, 2023, the Company issued 2,000,000 shares of Common Stock for consulting services valued at $4,470,000.

On June 26, 2023, the Company issued 4,718,532 shares of Common Stock and warrants to purchase 2,359,266 shares of common stock resulting in proceeds of $1,300,823 in a private placement offering and the reduction of notes payable of $1,200,000. The warrants were immediately exercisable and had an exercise term of five years with an exercise price of $0.53 per share. The combined purchase price for one share of Common Stock and one warrant was $0.53 per share.

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

On April 27, 2023, there were 100,000 shares issued that immediately vested and were converted into shares of Common Stock in exchange for consulting services valued at $120,000.

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

On December 30, 2022, the Company issued 198,439 shares of Common stock valued at $204,392 based on the closing price of the common stock on that date, issued in lieu of prepaid interest related to the amended and restated secured notes (see Note 7).

On July 14, 2022, certain of our warrant holders exercised warrants to purchase 1,250,000 shares of Common Stock for total proceeds to the Company of $1,625,000, with corresponding earn-out distribution of the same number of shares in connection with the acquisition of Renovaro Biosciences, based on the share price on that date of $2.21. This non-cash earn-out distribution impacted stockholders’ equity in the amount of $2,762,500 based on the share price on July 14, 2022, of $2.21.

2017 Warrants

On July 14, 2022, certain of our warrant holders exercised warrants to purchase 1,250,000 shares of Common Stock for total proceeds to the Company of $1,625,000, with corresponding earn-out distribution of the same number of shares in connection with the acquisition of Renovaro Biosciences. This non-cash earn-out distribution impacted stockholders’ equity in the amount of $2,762,500 based on the share price on July 14, 2022 of $2.21. The Company recorded a loss on extinguishment of contingent consideration liability of $419,182 during the year ended June 30, 2024 which reflected the difference between the fair value of the shares and the contingent consideration liability at the time of extinguishment. As of June 30, 2023, all outstanding warrants as of the date of acquisition of Renovaro Biosciences (the “2017 Warrants”) were exercised and there is no further contingent consideration liability related to the 2017 Warrants remaining as of June 30, 2024.

Acquisition of Renovaro Biopharma / Contingently issuable shares

On February 16, 2018, the acquisition of Renovaro Biosciences was completed. As part of the acquisition, the stockholders of Renovaro Biosciences received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive Contingent Shares of Common Stock pro rata upon the exercise or conversion of warrants, which were outstanding at closing. As of June 30, 2024, no further Contingent Shares are issuable.

Acquisition of Renovaro Denmark

At June 30, 2024 and 2023, the Company maintained a reserve of 17,414 Escrow Shares, all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Renovaro Denmark held by non-consenting shareholders of Renovaro Denmark on both June 30, 2024 and 2023, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of Renovaro Denmark. There have been 167,639 shares of Common Stock issued to non-consenting shareholders of Renovaro Denmark as of June 30, 2024. During the years ended June 30, 2024 and 2023, the Company did not issue any shares of Common Stock to such non-consenting shareholders of Renovaro Denmark.

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. In the year ended June 30, 2024, the weighted-average assumptions used to estimate the grant date fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Renovaro Inc.
Expected term (in years)	5.0 – 6.5
Volatility	84.33% – 114.88%
Risk free interest rate	3.12%- 4.83%
Dividend yield	0%

The Company recognized stock-based compensation expense related to all equity instruments of $4,673,129 and $3,535,051 for the years ended June 30, 2024 and 2023, respectively. At June 30, 2024, the Company had approximately $250,373 of unrecognized compensation cost related to non-vested options.

Plan Options

On February 6, 2014, the Company’s Board of Directors adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), and the Company had reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the 2014 Plan.

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

Effective July 21, 2023, the Company adopted the Renovaro Biosciences Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan replaced the 2019 Plan. The 2023 Plan provides that the maximum aggregate number of shares of the Company’s Common Stock reserved and available for issuance under the 2023 Plan was the sum of (1) 4,000,000 new shares, and (2) the number of shares available for the grant of awards as of the effective date under the 2019 Plan. Any awards outstanding under the 2019 Plan as of the date of adoption of the 2023 Plan remain subject to and will be available under the 2019 Plan, and any shares subject to outstanding awards under the 2019 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under the 2023 Plan.

 The Company granted options to purchase 369,500 shares of Common Stock to employees with a three-year vesting period during the year June 30, 2024 under the 2019 and 2023 Plan. For the year ended June 30, 2023, the Company granted options to purchase 193,000 shares to employees with a three-year vesting period under the 2019 Plan.

During the year ended June 30, 2024 and 2023, the Company granted options to purchase zero and 184,800, respectively, and zero and 18,960 forfeited shares of Common stock to employees with a six-month vesting period, respectively under the 2019 Plan.

During the year ended June 30, 2024 and 2023, the Company granted options to purchase zero and 73,200 issued and 12,640 forfeited, and 65,000 shares of Common stock, respectively, to employees with a one-year vesting period, respectively under the 2019 Plan.

During the years ended June 30, 2024 and 2023, the Company granted options to purchase 424,412 and 355,359 shares, respectively, to the Board of Directors and Scientific Advisory Board Members with a one-year vesting period, under the 2019 and 2023 Plan.

During the years ended June 30, 2024 and 2023, the Company granted options to purchase 329,729 and zero shares, respectively, to the Board of Directors and Scientific Advisory Board Members with immediate vesting, under the 2019 and 2023 Plan.

During the years ended June 30, 2024, and 2023, the Company granted options to purchase 10,000 and 75,000 shares, respectively, for consulting services with a one-year vesting period, under the 2019 and 2023 Plan.

All of the above options are exercisable at the market price of the Company’s Common Stock on the date of the grant. On February 13, 2024, the Company repriced 3,849,931 eligible employee and consultant options from the original issued exercise price to a new exercise price of $1.92 per share, the closing price of the Company’s Common Stock on February 13, 2024. The Company recognized stock-based compensation expense related to the repricing of options of $921,254 during the year ended June 30, 2024.

 To date the Company has granted options under the 2014, 2019 and 2023 Plans (“Plan Options”) to purchase 6,665,821 shares of Common Stock. At June 30, 2024, the Company has 4,515,873 options available to be issued under the 2023 Plan.

A summary of the Plan Options outstanding at June 30, 2024 is presented below:

	Options Outstanding				Options Exercisable
	Exercise Price Ranges	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$0.45–4.50	5,244,987	7.38	$1.89	3,817,105	7.15	$1.92
	$4.51–6.50	167,634	6.48	$5.33	135,376	5.81	$5.49
	$6.51–12.00	115,231	4.66	$7.63	111,585	4.57	$7.61
Total		5,527,852	7.29	$2.11	4,064,066	7.03	$2.20

A summary of changes are presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at June 30, 2023	4,401,211	$4.78	7.82	$—
Granted	4,983,572	$1.94
Exercised	—	$—
Forfeited	—	$—
Expired/Canceled	(3,856,931)	$4.94
Outstanding at June 30, 2024	5,527,852	$2.11	7.30	$—
Exercisable at June 30, 2024	4,064,066	$2.20	7.05	$525,943

At June 30, 2024, the Company had Plan Options to purchase 4,064,066 shares of common stock that were exercisable. The total intrinsic value of options exercisable at June 30, 2024, was $525,943. Intrinsic value is measured using the fair value at the date of exercise (for shares exercised) and at June 30, 2024 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the status of the Common Stock Purchase Warrants outstanding at June 30, 2024, is presented below:

	Warrants Outstanding				Warrants Exercisable
	Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$0.53	471,698	1.33		471,698	1.33
	$0.65	741,274	3.07		741,274	3.07
	$1.14	1,189,036	3.73		1,189,036	3.73
	$1.47	642,128	4.96		642,128	4.96
	$1.48	50,740	4.99		50,740	4.99
Total		3,094,876	3.48	$1.00	3,094,876	3.48	$1.00

A summary of the warrant activity is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at June 30, 2023	3,548,302	$0.73	4.80
Granted	3,497,918	$0.81	4.27
Exercised	(3,951,344)	$0.59	—
Cancelled/Expired	—	$—	—
Outstanding and exercisable at June 30, 2024	3,094,876	$1.00	3.48

At June 30, 2024, the Company had 3,094,876 exercisable Common Stock Purchase Warrants outstanding. The total intrinsic value of warrants exercisable at June 30, 2024, was $2,309,681. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) and at June 30, 2024 (for outstanding warrants), less the applicable exercise price.

Restricted Stock Awards (RSA)

The Company recognized stock-based compensation expense related to RSAs of $1,415,157 for the year ended June 30, 2024. The restricted stock awards are related to a grant of 1,000,000 shares of restricted stock with a 3-year vesting period made to a director as consideration for advisory services, with a total value of $2,760,000. At June 30, 2024, the Company had $1,344,843 of unrecognized stock-based compensation expense remaining to be amortized.

The Company recognized stock-based compensation expense related to other RSAs of $108,000 for the year ended June 30, 2023. These restricted stock awards are related to a grant of 100,000 shares of restricted stock made to a consultant as consideration for consulting services.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Commitments

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

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. The Company paid zero under the HBV License Agreement in the years ended June 30, 2024, and 2023. The Company has filed a claim against the Licensors, which includes certain payments it made related to this license (see Contingencies sub-section below).

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

Shares held for non-consenting shareholders – The 17,414 remaining shares of Common Stock related to the Acquisition of Renovaro Denmark have been reflected as issued and outstanding in the accompanying financial statements. There were zero shares of Common Stock issued to such non-consenting stockholders during the years ended June 30, 2024 and 2023 (see Note 9.)

Service Agreements –The Company maintains employment agreements with certain senior staff in the ordinary course of business.

Contingencies

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice, but the Chow action remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company has filed a motion to dismiss the amended complaint on March 15, 2024. The Court denied the Company’s motion to dismiss on June 28, 2024. A mediation was held on September 17, 2024, and the parties have come to an agreement in principle to settle the class action.

Federal Derivative Litigation. On September 22, 2022, Samuel E. Koenig filed a shareholder derivative action in the United States District Court for the Central District of California. On January 19, 2023, John Solak filed a substantially similar shareholder derivative action in the United States District Court for the District of Delaware. Both derivative actions recite similar underlying facts as those alleged in the Securities Class Action Litigation. The actions, filed on behalf of the Company, name Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The actions also name the Company as a nominal defendant. The actions allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and also set out claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiffs do not quantify any alleged injury, but seek damages, disgorgement, restitution, and other costs and expenses. On January 24, 2023, the United States District Court for the Central District of California stayed the Koenig matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On April 4, 2023, the United States District Court for the District of Delaware stayed the Solak matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. The deadline for the parties to file a proposed schedule or to continue the stay or proceedings in the Koenig matter is October 21, 2024. The deadline for the parties to file a proposed schedule or to continue the stay or proceedings in the Solak matter is October 22, 2024. The defendants have not yet responded to either complaint. The Company intends to contest these matters but expresses no opinion as to the likelihood of favorable outcomes. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County, reciting similar underlying facts as those alleged in the Securities Class Action Litigation. The action, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The action also names the Company as a nominal defendant. The action sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. The deadline for the parties to file a proposed schedule or to continue the stay or proceedings in the Midler matter is October 23, 2024. The defendants have not yet responded to the complaint. The Company intends to contest this matter but expresses no opinion as to the likelihood of a favorable outcome. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

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

On March 1, 2021, the Company’s former Chief Financial Officer, Robert Wolfe and his company, Crossfield, Inc., filed a Complaint in the U.S. District Court for the District of Vermont against the Company, Renovaro Biosciences Denmark ApS, and certain directors and officers. In the Complaint, Mr. Wolfe and Crossfield, Inc. asserted claims for abuse of process and malicious prosecution, alleging, inter alia, that the Company lacked probable cause to file and prosecute an earlier action, and sought millions of dollars of compensatory damages, as well as punitive damages. The allegations in the Complaint relate to an earlier action filed by the Company and Renovaro Biosciences Denmark ApS in the Vermont Superior Court, Orange Civil Division. On March 3, 2022, the court partially granted the Company’s motion to dismiss, dismissing the abuse of process claim against all defendants and all claims against Mark Dybul and Henrik Grønfeldt-Sørensen. On November 29, 2022, the Company filed a motion for summary judgment with respect to the sole remaining claim of malicious prosecution. On August 24, 2023, the court denied the motion for summary judgment. The court vacated the July 15, 2024 trial date and has yet to re-set the trial date. The Company denies the allegations set forth in the Complaint and will continue to vigorously defend against the remaining claim.

On June 7, 2023, Weird Science LLC (“Weird Science”), Wittekind, the William Anderson Wittekind 2020 Annuity Trust, the William Anderson Wittekind 2021 Annuity Trust, the Dybul 2020 Angel Annuity Trust, and the Ty Mabry 2021 Annuity Trust (such trusts, collectively, the “Trusts”) (collectively, “Plaintiffs”) filed a Verified Complaint against the Company in the Court of Chancery of Delaware. In the Verified Complaint, Plaintiffs alleged that the Company breached the February 16, 2018 Investor Rights Agreement between the Company, Weird Science, and RS Group ApS (the “Investor Rights Agreement”). According to the Verified Complaint, the Investor Rights Agreement required the Company to (i) notify all “Holders” of “Registrable Securities” at least 30 days prior to filing a registration statement and (ii) afford such Holders an opportunity to have their Registrable Securities included in such registration statement. Plaintiffs alleged that the Company breached these registration rights by failing to provide the required notice in connection with S-3 registration statements filed by the Company on July 13, 2020 and February 11, 2022. The Company moved to dismiss the Verified Complaint on September 15, 2023.

On December 4, 2023, in lieu of opposing the motion to dismiss, Plaintiffs filed a Verified First Amended Complaint (“FAC”). In the FAC, Plaintiffs assert claims against the Company and others for purported breaches of the Investor Rights Agreement, fraud, tortious interference with a contract, and several other torts. Plaintiffs seek compensatory, exemplary, and punitive damages, as well as certain declaratory relief, specific performance, and pre- and post-judgment interest, costs, and attorneys’ fees. The Company filed a motion to dismiss the FAC on December 18, 2023. The Court scheduled oral argument on the motions to dismiss for November 15, 2024. The Company denies Plaintiffs’ allegations and intends to vigorously defend against the claims.

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

On January 19, 2024, Weird Science and Wittekind sent the Company’s Board of Directors a letter demanding it take corrective actions with respect to twenty-one issues identified therein. On February 27, 2024, Weird Science and Wittekind sent the Company’s Board of Directors a supplemental letter that expanded their demand for corrective actions to twenty-six issues. In response to these demand letters, the Board of Directors initially formed a Special Committee (“Special Committee”) of independent directors on February 29, 2024. The Special Committee retained Stradling Yocca Carlson & Rauth LLP as its counsel to investigate the issues identified in the demand letters. The Special Committee’s investigation is ongoing.

On January 23, 2024, Weird Science and Wittekind filed a shareholder derivative action in the United States District Court for the Central District of California against certain officers, directors, and investors of the Company, as well as other defendants, in connection with, inter alia, Weird Science and Wittekind’s demand for corrective action. Plaintiffs filed an amended complaint on June 21, 2024. The First Amended Verified Stockholder Derivative Complaint (“Derivative Complaint”) alleges, among other claims, violations of Section 13(d) and 14(a) and Rules 10b-5(a), 10b-5(c) and 14a-9 of the Exchange Act of 1934. The Derivative Complaint also includes claims of breach of fiduciary duty, corporate waste, unjust enrichment, and contribution/indemnification. Weird Science and Wittekind seek unspecified compensatory, exemplary, and punitive damages and certain injunctive relief. The Derivative Complaint names the Company as a nominal defendant. On July 19, 2024, certain of the director defendants, who had agreed to waive service of the summons and Derivative Complaint, filed a motion to dismiss the Derivative Complaint on a variety of procedural and substantive grounds. A hearing on the motion dismiss was held on October 3, 2024 and the court subsequently took the motion under submission. The director defendants deny the allegations in the Derivative Complaint and intend to vigorously defend against the claims asserted therein.

On June 21, 2024, the Company filed suit against Weird Science, Wittekind, and certain trusts in connection with the February 16, 2018 merger involving the Company and two companies closely associated with Gumrukcu. In the complaint, the Company alleges that Gumrukcu and others deliberately and fraudulently concealed a murder-for-hire scheme from the Company in order to induce the Company to enter into the merger agreement, which resulted in the defendants receiving shares and compensation. The Company asserts claims for fraudulent concealment, equitable fraud, unjust enrichment, and civil conspiracy and seeks, inter alia, equitable relief, including, but not limited to, return to the Company any shares received in connection with the merger, and damages. On October 1, 2024, the defendants moved to dismiss the complaint.

NOTE 11 — RELATED PARTY TRANSACTIONS

As of June 30, 2024, the Company has accrued $220,402 of compensation related expenses for the Company’s Chief Executive Officer, Mark Dybul, related to budget constraints.

On February 16, 2024, the Company received an exercise notice from RS Bio ApS (“RS Bio”) to exercise 471,699 warrants outstanding at an exercise price of $0.53 per share. Mr. Rene Sindlev, the Chairman of the Company’s Board of Directors, holds the sole voting and disposition power of the shares owned by RS Bio. RS Bio applied $250,000 of one of its outstanding note payable balance to the exercise price (see Note 7.)

On February 5, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263. The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The Note bears an interest rate of 12% per annum and matured on March 1, 2024 . The obligations under this Note are secured by the Amended and Restated Security Agreement (see Note 7). The Company is required to pay interest on the maturity date. For the year ended June 30, 2024, discount amortization of $5,263 was charged to interest expense. As of June 30, 2024, the Company accrued $6,316 of interest expense that is included in accrued expenses on the balance sheet. The Note balance, net of discount at June 30, 2024 is $105,263 (see Note 7.)

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315 (the “January 2024 Note”). The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The January 2024 Note bears an interest rate of 12% per annum and shall mature on March 1, 2024 (the “Maturity Date”) is past due. The Company is required to pay interest on the maturity date. For the year ended June 30, 2024, discount amortization of $26,315 was charged to interest expense. As of June 30, 2024, the Company accrued $31,579 of interest expense that is included in accrued expenses on the balance sheet. The January 2024 Note balance, net of discount at June 30, 2024 is $526,315 (see Note 7.) In connection with the entry into the January 2024 Note, the Company and Paseco ApS agreed to amend and restate the Security Agreement (see Note 7) to add the Company’s obligations under the November 2023 Note and the January 2024 Note to the Secured Obligations (as defined in the Amended and Restated Security Agreement).

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000 (the “November 2023 Note”). The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the Note. The Note bears an interest rate of 12% per annum and shall mature on January 1, 2024 (the “Maturity Date”) is past due. The Company is required to pay interest on the maturity date (see Note 7.)

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

On August 1, 2023, RS Bio, purchased in a Private Placement 70,126 of the Company’s Units at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $500,000. The Board of Directors (excluding Mr. Sindlev) approved the participation of certain officers and directors of the Company in the Private Placement on identical terms as the other investors of the Private Placement (see Note 7.)

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

The Company currently has a consulting agreement with Paseco ApS for business advisory services since December of 2019. For the years ended June 30, 2023 and 2024 the Company issued zero and 1,000,000 restricted common shares, respectively, as payment for services rendered thereunder.

The information set forth above in Note 7—Debt—Notes Payable—Promissory Note relating to the Promissory Note issued to Paseco ApS is incorporated herein by reference.

NOTE 12 — ACQUISITION

On September 28, 2023, the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) with GEDi Cube Intl Ltd., a private company formed under the laws of England and Wales (“GEDi Cube”) to acquire 100% of the equity interests of GEDi Cube from its equity holders (the “Sellers”). On September 28, 2023, the Board of Directors of the Company, and the board of managers of GEDi Cube unanimously approved the Purchase Agreement and on January 25, 2024, the shareholders of the Company approved the issuance of the shares of Common Stock pursuant to the Purchase Agreement. On February 13, 2024 (the “Closing Date”), the Company consummated the acquisition of GEDi Cube and the other transactions contemplated by the Stock Purchase Agreement (collectively, the “Transaction”). As a result of the Transaction, GEDi Cube became a wholly-owned subsidiary of the Company. The Company believes the acquisition will provide it with access to the nascent field of artificial intelligence and machine learning driven diagnostics, which was the primary purpose for the acquisition.

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

The assets acquired and liabilities assumed were initially recognized provisionally in the accompanying consolidated balance sheets at their estimated fair values as of the acquisition date. The fair values as of the acquisition date are based on information that existed as of the acquisition date. The Company completed its accounting for this acquisition during the period ended June 30, 2024. As a result of the completion of the Company’s analysis, the amount of in-process research and development was determined to have a value of nil. Accordingly, the amount of goodwill recognized was increased to include the previously recognized amount of in-process research and development. There was no impact to the Company’s consolidated statement of operations as a result of this change to the allocation.

The acquisition-date fair value of the consideration transferred totaled approximately $156.6 million, which consisted of the following:

Common stock	$136,001,631
Contingent consideration	20,557,500
Total consideration transferred	$156,559,131

The fair value of the Company’s common shares issued as consideration was based on the closing price of the Company’s common stock as of the Acquisition Date. The fair value of the contingent consideration was based on the Sellers’ right to receive additional shares of common, pro rata, upon the exercise or conversion of warrants, options and convertible notes payables outstanding as of the Closing Date.

The following table details the fair values of the assets acquired and liabilities assumed at the acquisition date:

Cash	$65,851
Prepaid & Other Assets	151,544
Fixed Assets	16,243
Operating lease ROU	624,366
Total Assets Acquired:	858,004

Accounts Payable	583,577
Accrued Expenses	722,508
Operating Lease liability	624,367
Notes Payable	1,832,460
Total Liabilities Assumed	3,762,913
Net Assets Acquired	(2,904,909)

Goodwill	159,464,040
Total Consideration	$156,559,131

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

The Company recognized approximately $1.2 million of acquisition related costs that were expensed during the period ended June 30, 2024. These costs are included in “selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

The amounts of revenue and loss of GEDi Cube, included in the Company’s consolidated statements of operations from the Closing Date through June 30, 2024 are as follows:

Revenues	$—
Net loss	$(1,243,144)

Consolidated unaudited pro forma information:

The following consolidated pro forma information assumes that the acquisition of Renovaro Cube took place on July 1, 2023 for the statement of operations for the twelve-month period ended June 30, 2024. These amounts have been estimated after applying the Company’s accounting policies:

Revenues	$—
Net loss	$(83,571,822)

The following consolidated pro forma information assumes that the acquisition of Renovaro Cube took place on July 1, 2022 for the statement of operations for the twelve-month period ended June 30, 2023. These amounts have been estimated after applying the Company’s accounting policies:

Revenues	$—
Net loss	$(42,490,305)

NOTE 13 — SEGMENT REPORTING

Beginning with the year ended June 30, 2024, the Company has two reportable segments. Prior to the year ended June 30, 2024, the Company had only a single reportable segment, the acquisition and integration of Renovaro Cube resulted in the identification of a separate reportable segment by the Company's chief operating decision maker. These segments have different strategic and economic goals and are managed separately because they require different technology and marketing strategies.

Reportable Segment	Description
RENB	Developing new immunotherapies to combat cancer
RENC	Developing a predicative artificial intelligence based diagnostic methodology for the use of earlier cancer detection

The Company’s chief executive officer is the chief operating decision maker and reviews the internal management reports for each segment at least quarterly. During the year ended June 30, 2024, there were no significant inter-company revenues or expenses. The chief operating decision maker assesses performance for each segment and decides how to allocate resources based on segment operating losses that also is reported on the consolidated statement of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

	Operating loss	Assets
United States	$80,470,579	$2,998,311
Netherlands	1,168,716	160,131,139
	$81,639,296	$163,129,450

The chief operating decision maker uses loss from operations to evaluate the performance of each segment’s assets in deciding how to allocate available capital between segments. The chief operating decision maker also uses loss from operations in their competitive analysis by benchmarking the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing the performance of the segment.

Information regarding each reportable segment for the year ended June 30, 2024 is as follows:

	RENB	RENC	Total
General and administrative	$23,449,158	$1,108,449	$24,557,608
Research and development	2,651,971	56,858	2,708,829
Intangible asset impairment	42,611,000	—	42,611,000
Goodwill impairment	11,640,000	—	11,640,000
Depreciation and amortization	118,450	3,409	121,859

Segment operating loss	$80,470,579	$1,168,716	$81,639,296

Geographic information:

RENB and RENC are managed on a worldwide basis but operate in offices located in the United Stated and the Netherlands, respectively. The geographic information analyses the Company's operations and assets based on the country in which each segment operates. In presenting this geographic information, segment operating results have been based on the geographic location in which the services were provided to the segment and segment assets were based on the geographic location of the assets.

NOTE 13 — SUBSEQUENT EVENTS

Related to the June 14, 2024, Private Placement, ranging from July 3, 2024, to October 2, 2024, the Company sold 1,525,316 Units at a price per Unit equal to $1.4726 to a certain investor who paid in cash an aggregate amount of $2,246,181 in consideration of the Units.

On August 1, 2024, the Company issued 2,000,000 shares of common stock for consulting services valued at $1,400,000.

On August 23, 2024, the Company forfeited 833,333 shares of Common Stock from the original 1,000,000 shares of Common Stock for advisory services granted to Avram Miller, a member of the Company’s board of directors on October 11, 2023. As consideration for and subject to such forfeiture, the Company granted to Mr. Miller, an option to purchase 978,261 shares of Common Stock of the Company with a per-share exercise price equal to the fair market value of a share of the Common Stock on the date thereof, $0.69.

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

The Certifying Officers conducted a review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO-2013”) to conduct a review of the Company’s internal controls over financial reporting. As of June 30, 2024, Management concluded that internal controls over financial reporting were not effective, based on COSO’s framework. The deficiency is attributed to the Company not having adequate resources to address complex accounting matters. This control deficiency will be monitored, and attention will be given to this matter as the Company grows.

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

Item 9B. Other Information

During the Company’s fourth quarter, no director or officer adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference
2.1	Stock Purchase Agreement, dated as of September 28, 2023, by and among Renovaro Biosciences Inc., GEDi Cube Intl Ltd., Yalla Yalla Ltd., in its capacity as Sellers’ Representative, and the Sellers party thereto	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 29, 2023

2.2	Second Amendment to Stock Purchase Agreement, dated February 13, 2024, by and among Renovaro Inc., GEDi Cube Intl Ltd., the sellers party thereto and Yalla Yalla Ltd	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 14, 2024

3.1	Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on February 14, 2024

3.2	Amended and Restated Bylaws	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2019.

4.1	Registration Rights Agreement, dated February 13, 2024, by and among Renovaro Inc. Gedi Cube Intl Ltd, and the shareholders of Gedi Cube Intl Ltd named the Sellers named thereto	Incorporated herein by reference to exhibit to the Company’s Form 8-K filed with the SEC on February 14, 2024

4.2	Promissory Note dated March 30, 2020 issued to Paseco ApS	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 31, 2020.

4.3*	Amendment No.2 to Promissory Note, dated May 17, 2022	Incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-K filed with the SEC on February 27, 2023.

4.4	Amendment No.3 to Promissory Note, effective December 30, 2022	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 23, 2023.

4.5	Amendment No. 4 to Promissory Note, effective July 31, 2023	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 7, 2023

4.6	Description of Securities	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-K filed with the SEC on September 30, 2020.

4.7	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on April 3, 2023

4.8	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 7, 2023

4.9	Form of Warrant	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 21, 2024

4.10	Form of 5% Original Issue Discount Convertible Promissory Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 10, 2023

10.1	2019 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020.

10.2	2023 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K/A filed with the SEC on October 30, 2023

10.3	Statement of Work and License Agreement by and among G-Tech Bio, LLC, the Company and G Health Research Foundation	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 3, 2020.

10.4	Note Purchase Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 31, 2020.

10.5	General Office Lease by and between the Registrant and Century City Medical Plaza Land Co., Inc. dated June 19, 2018	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2018.

10.6	Employment Agreement, dated August 11, 2021, by and between the Company and Dr. Mark Dybul	Incorporated herein by reference to Exhibit to 10.1 the Company’s Current Report on Form 8-K/A, filed with the SEC on August 16, 2021.

10.7	Amendment to Employment Agreement between Mark Dybul, M.D. and the Company, dated December 12, 2022	Incorporated herein by reference to Exhibit to 10.1 the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2022.

10.10	Security Agreement, effective December 30, 2022, by and between the Company and Paseco ApS	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 23, 2023.

10.11	Purchase Agreement, dated June 20, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 27, 2023

10.12	Registration Rights Agreement, dated June 20, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 27, 2023

10.13	Consulting Agreement, dated March 11, 2024, by and between Renovaro Inc. and Tarsh PB Advisors LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 13, 2024

10.14	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 7, 2023

10.15	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 10, 2023

10.16	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 21, 2024

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Sadler, Gibb & Associates

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

97.1	Clawback Policy

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Provided herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 10, 2024	RENOVARO INC.

	By:	/s/ Mark Dybul
Mark Dybul
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Simon Tarsh
Simon Tarsh
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Mark Dybul	Chief Executive Officer	October 10, 2024
Dr. Mark Dybul	(Principal Executive Officer)

/s/ Simon Tarsh	Interim Chief Financial Officer	October 10, 2024
Simon Tarsh	(Principal Financial and Accounting Officer)

/s/ René Sindlev	Director and Chairman of the Board	October 10, 2024
René Sindlev

/s/ Gregg Alton	Director	October 10, 2024
Gregg Alton

/s/ Jayne McNicol	Director	October 10, 2024
Ms. Jayne McNicol

/s/ James Sapirstein	Director	October 10, 2024
James Sapirstein

/s/ Carol Brosgart	Director	October 10, 2024
Carol Brosgart

/s/ Ruud Hendriks	Director	October 10, 2024
Ruud Hendriks

/s/ Karen Brink	Director	October 10, 2024
Karen Brink

/s/ Avram Miller	Director	October 10, 2024
Avram Miller