Form 10-K/A
period 2024-06-30
RENOVARO INC.
filed 2024-10-28
CIK 1527728

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL report under section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended June 30, 2024

☐ TRANSITION report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from

Commission file number 001-38758

RENOVARO INC.
(Exact name of registrant as specified in its charter)

Delaware	45-2259340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2080 Century Park East Suite 906 Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

+1(305) 918-1980

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	RENB	The Nasdaq Stock Market LLC

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

As of October 27, 2024, the number of shares outstanding of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”), was 161,717,342.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Renovaro Inc. (the “Registrant,” and together with its wholly owned subsidiaries, Renovaro Biosciences, Renovaro Biosciences Denmark ApS, Renovaro Technologies, Inc and Renovaro Cube. Renovaro Intl Ltd (“Renovaro Cube”). Renovaro Cube refers to Renovaro Cube Intl. Ltd. and its wholly owned subsidiaries GediCube, B.V. and Grace Systems B.V., (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on October 10, 2024, solely to include the information required in Part III (Items 10 through 14) of Form 10-K. In addition, we are amending Item 15 of Part IV, (i) to include Exhibit 97.1, the Registrant’s Clawback Policy, which was inadvertently not attached to the Original Filing as a result of administrative error and (ii) to include new certifications by our Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002, as amended, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors

The following is a description of the business experience, qualifications, skills, and educational background of each of our directors, including each director’s relevant business experience:

David Weinstein

On October 14, 2024, the board of directors of the Company appointed David Weinstein, age 64, Chief Executive Officer of the Company and a member of the Board. Immediately prior to joining the Company, Mr. Weinstein was a Managing Partner, Investment Banking at Dawson James Securities, Inc. where he has worked since 2005. While at Dawson James, Mr. Weinstein directly sourced over $300 million in investments for small-cap biotech and healthcare companies. He also spearheaded the merger of two healthcare companies in personalized cancer diagnostics and assisted in its uplisting on Nasdaq. Mr. Weinstein received his Bachelor of Arts in Liberal Arts from St. John’s College and a Masters in Public Management from the University of Maryland.

Maurice van Tilburg

Maurice van Tilburg has held several senior positions in the Financial Services industry and Tech enterprises combining general management, technology, operational service delivery, financial management, audit and product development. He is also an awarded artist that combines leadership roles in the industry with a successful series of art concepts. Mr. van Tilburg currently serves as the Director of the Dutch National Growth fund where he oversees the largest government investments in the area of innovation and technology. With this he builds on his role at Techleap.nl where he developed new and additional sources of funding for Dutch Tech scale ups in order to contribute to global challenges, economic growth, technology capabilities and employment in The Netherlands. Mr. van Tilburg brings with him his experience as CEO of Euronext Amsterdam where he was responsible for clients, product development, organization and P&L for the Dutch market as well as the operational running of all European stock markets of Euronext. Mr. van Tilburg’s ambition is to lead teams with a clear mission and positive impact, bringing his leadership skills and experience in areas of finance, tech and art. In that context Mr. van Tilburg has held also nonexecutive/advisory board member at several startup companies.

James A. McNulty

Mr. McNulty serves as CFO for MIRALOGX, LLC, a privately held incubator which develops and licenses pharmaceutical intellectual property to private and public entities. Mr. McNulty is currently Interim CFO for Inhibitor Therapeutics, Inc. (OTCQB: INTI), where he has served since 2022. After leaving public accounting in 1998 after a 26-year career in Tampa as founder of three CPA firms, he served as CFO in the biopharmaceutical industry, including 3 years with Star Scientific, Inc. (NASDAQ: STSI) and 15 years with BioDelivery Sciences International, Inc. (NASDAQ: BDSI). Mr. McNulty was CEO of MYMD Pharmaceuticals, Inc. (NASDAQ: TNFA) from its inception in 2014 until it became public in early 2020. He served as CFO of MIRA Pharmaceuticals, Inc. from inception in 2020 until it became public in late 2023 as well as Telomir Pharmaceuticals, Inc (NASDAQ: TELO) from inception in 2021 until shortly before it became public in 2023. He served five years on the board as Lead Director/Audit Committee Chair of CV Sciences, Inc (OTC: CVSI). He has extensive experience in privately held companies, including five years as a Director of Quantum Technology Sciences, Inc. until its acquisition by a public company, and since 2000 as CFO of Hopkins Capital Group, an affiliation of limited liability companies which engage in venture activities primarily in the development of pharmaceuticals, including as CFO of privately-owned Defender Pharmaceuticals, Inc. He is a partner in Perfect Golf Event, LLC, an online organizer of over 4,000 charity golf events annually. He co-authored with Pat Summerall and published Business Golf, the art of building relationships on the links. Mr. McNulty’s career in accounting and consulting/forensic services includes expert testimony as a Certified Public Accountant, primarily in construction litigation and personal injury cases. He is a 1972 graduate of University of South Florida.

Douglas W. Calder

Since 2015, Mr. Calder has served as president and a director of Vycellix, Inc and its subsidiaries and affiliates. He has also served as a member of the board of directors for Zevra Therapeutics, Inc. (NASDAQ: ZVRA) since April 2023; member of the board of directors for NextGenNK since June 2019; member of the board of directors of BioFlorida since January 2019, and a member of the Society for Natural Immunity since July 2018. Mr. Calder has more than 30 years of life science executive experience, having served in various senior executive roles for Florida-based biotechnology companies and research institutes including Viragen, Accentia Biopharmaceuticals, Biovest International and the Vaccine & Gene Therapy Institute of Florida, as well as having formerly served as a registered financial portfolio manager with a focus on life science equities with the New York Stock Exchange member firms, Gruntal & Co. and Dean Witter Reynolds. Mr. Calder received a BA from Florida State University.

Mark A. Collins, PhD

        Dr. Collins has dedicated his 40-year career to leveraging computers in drug discovery, blending biology, AI, and software. He has played key roles in biotech startups, large Pharma, and tech companies, leading several to successful exits. Dr. Collins is currently the Chief Scientific Officer at UndauntedBio Inc., where he has served since 2022, a company that takes a unique AI-driven clinically informed, network-medicine approach to repurposing existing drugs for acute and chronic neuropathic pain conditions. Prior that time, Dr. Collins was the VP Translational Services at Icometrix, where he led the strategy to drive the adoption of AI assisted MRI and digital health tools to help Pharma improve the translational success of CNS therapies for a range of neurodegenerative diseases, such as Multiple Sclerosis, Alzheimer’s, and Parkinson’s. Prior to Icometrix, from 2017 to 2021, Dr. Collins was at Helomics, Corp., most recently as its Chief Technology Officer, where he drove the commercial realization and go-to-market of AI-driven predictive models of tumor drug response and clinical outcome into the research and clinical decision support markets. Dr. Collins is also the founder and principal consultant of Purplebio Consulting, LLC, a life science consultancy, offering scientific, market, product strategy consulting as well as tactical execution. Dr. Collins holds a doctorate of Philosophy in Microbiology from the University of Guildford and a Bachelor of Science in Applied Sciences from University of Wolverhampton.

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

The Board and Board Committees

The Board. The Board met fifteen times for meetings during fiscal 2024, and also acts by written consent. Such meetings were regularly scheduled meetings and other special Board meetings and telephonic calls were held as needed. During fiscal year 2024, each incumbent director attended 75% or more of the Board meetings for the periods during which each such director served. Directors are not required to attend annual meetings of our stockholders.

Audit Committee and Audit Committee Financial Experts

The Audit Committee has been structured to comply with the requirements of Rule 10A-3(b)(1) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the listing standards of NASDAQ, and each member and former member of the Audit Committee complied with such requirements and standards. The members of the Audit Committee are James McNulty (Chaiman), Douglas Calder and Mark Collins.

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

The Board has determined that each member of the Audit Committee has the appropriate level of financial understanding and industry-specific knowledge to be able to perform the duties of the position, and they are financially literate and have the requisite financial sophistication as required by the applicable listing standards of NASDAQ. The Board has determined that James McNulty is an “audit committee financial experts” as defined by applicable SEC and Nasdaq rules.

The Audit Committee met six times during fiscal 2024, where the committee members attended 75% or more of the meetings during his or her period of service, and the Committee also acts by written consent. The Audit Committee operates under a charter that was adopted by our Board and is posted on our website at www.renovarogroup.com.

Nominating and Corporate Governance Committee

 The members of the Nominating and Corporate Governance Committee are Maurice van Tilburg and Douglas Calder.

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

The Nominating and Corporate Governance Committee met one time during fiscal 2024, and the Committee also acted by written consent. The Nominating and Corporate Governance Committee operates under a charter that was adopted by our Board and is posted on our website at www.renovarogroup.com.

Compensation Committee

The members of the Compensation Committee are James McNulty and Douglas Calder.

The Compensation Committee, as permitted by, and in accordance with, its charter, is responsible for assisting the Board in fulfilling its responsibilities relating to matters of human resources and compensation, including equity compensation, and to establish a plan of continuity and development for our senior management. The Compensation Committee periodically assesses compensation of our executive officers in relation to companies of comparable size, industry, and complexity, taking the performance of the Company and other companies into consideration. All decisions with respect to the compensation of our principal executive officer are determined and approved solely by the Compensation Committee. All decisions with respect to other executive compensation, including incentive compensation and equity-based plans, are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the members of the Board for final approval. In addition, the Compensation Committee will, as appropriate, review and approve public or regulatory disclosure relating to compensation, including the Compensation Disclosure and Analysis, and any metrics for performance measurements. The Compensation Committee has the authority to retain and compensate any outside adviser as it determines necessary to permit it to carry out its duties and engage such a consultant in connection with the Company’s compensation for the 2024 fiscal year.

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

The Compensation Committee did not meet during fiscal year 2023 but did act by written consent. The Compensation Committee operates under a charter that was adopted by our Board and is posted on our website at www.renovarogroup.com.

The Compensation Committee has considered the potential risks arising from the Company’s compensation for all employees and does not believe the risks from those compensation practices are reasonably likely to have a material adverse effect on the Company.

Executive Officers Who Are Not Directors

Simon Tarsh

On March 11, 2024, the Company appointed Simon Tarsh, age 63, as Interim Chief Financial Officer of the Company. Mr. Tarsh most recently served at Deloitte Consulting LLP (“Deloitte”), where he was last a Senior Managing Director in the Finance and Enterprise Performance Practice, and served global clients since 2007. He led a growing global practice focused around operational transformation, including supporting carve out transactions, joint ventures and hybrid structures, both in the US and in international locations, such as India, China, Eastern Europe and Latin America. He supported high growth companies with their finance operations as they globalized, and was able to advise them on their expansion, while balancing growth with appropriate controls. Mr. Tarsh received a Bachelor of Science undergraduate degree in Business and Administration from the University of Salford, Manchester, UK and an MBA from City University Business School, London, UK. He is a Fellow of the Chartered Institute of Management Accountants (1984), which is considered as a CPA equivalent. Mr. Tarsh’s deep financial experience over the length of his career offers valuable insights to our Company, particularly given the enhanced accounting rules and regulations affecting public companies. Since leaving Deloitte, Mr. Tarsh has been providing consulting services through his consulting company, Tarsh PB Advisors LLC (“Tarsh PB Advisors”). Mr. Tarsh is presently a member of the board of directors and chair of the audit committee of Onconetix, Inc. (NASDAQ: BWV).

François Binette

The Company appointed Francois Binette PhD, age 60, as Chief Operating Officer of the Company on November 1, 2022. Dr. Binette has over 25 years of product development expertise in advanced therapies and regenerative medicine. From 2016 to just prior to joining the Company, Dr. Binette was at Lineage Cell Therapeutics, Inc (NYSE:LCTX), a leading company in the field of pluripotent stem cell therapy development with a global footprint focused on ophthalmology, cancer vaccines, and spinal cord injuries, where he served as the Senior Vice President R&D, Global Head of Product Development and led the CNS franchise as well as general pipeline development, contributing to one of the largest non-cancer cell therapy corporate partnership deals with Genentech worth over $650 million in upfront and milestone payments. During his first industry appointment at Genzyme Tissue Repair in Cambridge, he helped pioneer Carticel™ for cartilage repair, the first FDA BLA-approved cell therapy product for human use. He then led R&D for Biosyntech, a startup biomaterials company in Montreal applying its proprietary platform for various tissue engineering and drug delivery applications. Dr. Binette then joined the DePuy Franchise of Johnson and Johnson (NYSE:JNJ), the second largest orthopedic business worldwide where he led several innovative regenerative medicine combination product development initiatives from discovery to approved clinical trials in US and Europe. Dr. Binette received his PhD from Laval University in Québec City, followed with post-doctoral training at the Sanford-Burnham institute, and Harvard Medical School.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission. Based solely on our review of the copies of such forms received by us, we believe that during the fiscal year ended June 30, 2024, all filing requirements were timely satisfied, except (i) Avram Miller filed a late Form 3 on November 14, 2023 and a late Form 4 on November 14, 2023; (ii) a late Form 4 filed by Carol Brosgart on February 28, 2024; (iii) a late Form 4 filed by Francois Binette on February 16, 2024; (iv) a late Form 4 filed by Gregg Alton on February 2, 2024; (v) a late Form 4 filed by Henrik Grønfeldt-Sørensen on October 19, 2023; (vi) a late Form 4 filed by James Sapirstein on March 19, 2024; (vii) a late Form 4 filed by Jayne McNicol on May 30, 2024; (viii) Leni Boeren filed a late Form 3 on October 24, 2023 and a late Form 4 on October 25, 2023; (ix) a late Form 4 filed by Luisa Puche on February 16, 2024; (x) a late Form 4 filed by Mark Dybul, M.D. on February 16, 2024; (xi) Ole Abildgaard filed a late Form 3 on October 6, 2023 and a late Form 4 on February 20, 2024; (xii) a late Form 4 filed by René Sindlev on September 12, 2023; and (xvii) Ruud Hendriks filed a late Form 3 on October 24, 2023 and a late Form 4 on October 27, 2023.

Code of Ethics

Our Board has adopted a Code of Ethics and Conduct (our “Code of Ethics”). Our Code of Ethics sets forth standards of conduct applicable to our employees, officers and directors to promote honest and ethical conduct, proper disclosure in our periodic filings, and compliance with applicable laws, rules and regulations. Our Code of Ethics is available to view at our website, www.renovarogroup.com by clicking on Investors/Media-Corporate Governance. We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

Board Diversity Matrix (As of October 28, 2024)

Total Number of Directors:	5
	Female	Male	Non-Binary	Did Not Disclose Gender
Directors’ Gender:	—	5	—	—
Number of Directors who identify in any of the categories below:	—	—	—	—
African American or Black	—	—	—	—
Alaskan Native	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	—	5	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	—

Item 11. Executive Compensation

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards ($)	Option Awards ($)(1)	Non-equity incentive plan compensation ($)	Other Compensation ($)	Total ($)
Mark Dybul, M.D.	2024	$325,282	$—	$—	$1,434,044	$—	$—	$1,660,906
Chief Executive Officer (2)	2023	$664,583	$100,000	$—	$640,850	$—	$—	$1,405,433
Francois Binette	2024	$402,500	$—	$—	$27,790	$—	$—	$430,290
Chief Operating Officer &EVP-R&D	2023	$389,375	$115,000	$—	$377,195	$—	$—	$881,570
Luisa Puche	2024	$289,214	$—	$—	$38,978	$—	$—	$328,192
Chief Financial Officer (3)	2023	$325,000	$185,000	$—	$130,000	$—	$—	$640,000
Simon Tarsh	2024	$93,750	$—	$—	$24,330	$—	$—	$118,080
Chief Financial Officer (4)	2023	$—	$—	$—	$—	$—	$—	$—

(1)	The amounts shown do not reflect compensation actually received by the executive officer. Instead, the amounts shown are the total grant date valuations of stock option grants awarded during the year as determined pursuant to ASC Topic 718. The valuations are expensed for financial reporting purposes over the vesting period of the grant.
(2)	Effective October 14, 2024, Dr. Dybul resigned from the Company.
(3)	Effective March 21, 2024, Ms. Puche resigned from the Company.
(4)	Effective March 11, 2024, Mr. Tarsh was appointed as interim Chief Financial Officer.

 Arrangements with Named Executive Officers

During the fiscal year ended June 30, 2024, we had agreements in place with Dr. Dybul, Mr. Binette, Ms. Puche and Mr. Tarsh. A description of each agreement is set forth below.

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

Term. Dr. Dybul would serve as Chief Executive Officer for a term of three (3) years with automatic yearly renewal terms thereafter unless terminated at least 90 days before the expiry of a term.

Duties. Dr. Dybul would perform duties consistent with the position of Chief Executive Officer, as directed by and reporting to the Board, where he would remain a director but without further compensation for Board service. Dr. Dybul would devote a substantial majority of his business time and attention to the performance of his duties with the Company, but he would be able to hold positions with charitable organizations approved by the Board and serve on boards of up to five non-competitive entities, with prior approval by the Board required for publicly traded companies.

Place of Employment and Expenses. Dr. Dybul would work out of the Company’s headquarters in Los Angeles, commuting as needed. Dr. Dybul would be reimbursed for reasonable expenses for accommodations in Los Angeles and a company car.

Cash Compensation. Dr. Dybul would be entitled to a base salary of Five Hundred Fifty Thousand Dollars ($550,000) per year. Dr. Dybul would be eligible for a bonus of up to $800,000 per year in the sole discretion of the Compensation Committee and in accordance with any short-term incentive plan adopted by the Company.

Benefits. Dr. Dybul would receive benefits provided to similarly situated employees of the Company and five (5) weeks’ vacation per year.

Termination. The Employment Agreement could be terminated by the Company for “Cause” or by Dr. Dybul without “Good Reason” (each as defined therein), in which case Dr. Dybul would only receive accrued compensation and benefits. In the event the Company terminates the Employment Agreement without Cause or Dr. Dybul terminates the Agreement with Good Reason, Dr. Dybul would receive his base salary for one (1) year and vesting of one (1) years’ worth of unvested options.

Change in Control. Upon a change in control, the option grant described below would immediately vest, and Dr. Dybul would have the right to terminate the Employment Agreement for Good Reason.

Restrictive Covenants. Dr. Dybul would be subject to restrictive covenants set forth in that certain Confidential and Proprietary Information Agreement attached to the Employment Agreement, which are independent of the obligations set forth in the Employment Agreement. The restrictive covenants include non-compete, non-solicitation and non-disparagement obligations for one (1) year, provided that the Company would continue to pay his base salary for such one (1) year period.

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

Luisa Puche. Pursuant to her offer letter from the Company, dated December 28, 2018 (the “Offer Letter”), Ms. Puche received an annual base salary of $200,000, and was eligible for a discretionary cash bonus, with a target of 40% of her base salary. Ms. Puche also received a grant of options to purchase 60,000 shares of Common Stock and 15,000 restricted stock units, each vesting in equal increments over three years. The Offer Letter provides for at will employment; provided however, that upon termination of Ms. Puche’s employment by the Company without cause, or for a termination of employment by Ms. Puche for good reason, she would receive six months’ salary and COBRA eligibility. Additionally, if the termination without cause or for good reason occurs within 12 months of a change in control, Ms. Puche would also be entitled to a pro-rata bonus and immediate vesting of any unvested options or restricted stock units. Ms. Puche had a base salary of $300,000 for the fiscal year 2022. Effective October 18, 2022, Ms. Puche received an increase in base salary to $350,000 following the completion of the 2022 fiscal year and 80,000 options, vesting in equal increments over three years. Effective March 21, 2024, Ms. Puche resigned from the Company.

Simon Tarsh. Effective March 11, 2024, the Company entered into a consulting agreement (the “Consulting Agreement”) with Tarsh PB Advisors with respect to Mr. Tarsh’s service as the Company’s Interim Chief Financial Officer. Pursuant to the Consulting Agreement, in exchange for Mr. Tarsh’s full-time service as the Company’s Interim Chief Financial Officer, the Company will pay Tarsh PB Advisors $25,000 per month. In addition, Tarsh PB Advisors may be entitled to an additional payment in the amount of up to 30% of the consideration paid under the Consulting Agreement upon the achievement of certain milestones prior to the termination of the Consulting Agreement. In addition, Mr. Tarsh will receive 10,000 stock options that will vest upon the termination date if the Company hires a new CFO prior to such date. The Consulting Agreement has a term of six months from the date of the Agreement and may be renewed for successive one month terms. The Consulting Agreement may be terminated by any party upon thirty days advance written notice.

Outstanding Equity Awards as of June 30, 2024

The following table provides information concerning outstanding equity awards held by our named executive officers as of June 30, 2024.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)
Mark R. Dybul, M.D. Chief Executive Officer	7,563	—	$1.92	02/27/2028	—	—
	5,226	—	$1.92	09/18/2028	—	—
	300,000	—	$1.92	11/21/2028	—	—
	450,000	—	$1.92	06/11/2030	—	—
	1,333,334	666,666	$1.92	07/19/2031	—	—
	116,667	233,333	$1.92	08/25/2032	—	—
Francois Binette, Chief Operating Officer	65,000	—	$1.92	2/22/2032	—	—
	65,000	—	$1.92	07/22/2032	—	—
	13,333	26,667	$1.92	10/18/2032	—	—

Luisa Puche Chief Financial Officer (1)	60,000	—	$1.92	06/06/2029	—	—
	60,000	—	$1.92	10/26/2031	—	—
	75,000	—	$1.92	07/22/2032	—	—
	80,000	—	$1.92	10/18/2032	—	—
Simon Tarsh Chief Financial Officer (2)	10,000	—	$2.98	03/11/2034	—	—

(1)	Effective March 21, 2024, Ms. Puche resigned from the Company.
(2)	Effective March 11, 2024, Mr. Tarsh was appointed as interim Chief Financial Officer.

Board Compensation

The table below sets forth the compensation earned by directors, all of whom are non-employees for services during the fiscal year ended June 30, 2024:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

René Sindlev (2)	$18,571	$—	$138,008	$—	$156,579
James Sapirstein (2)	14,392	—	124,378	—	138,770
Carol Brosgart (2)	12,814	—	116,924	—	129,738
Gregg Alton (2)	14,392	—	123,846	—	138,238
Henrik Grønfeldt-Sørensen (2)	36,923	—	60,744	—	97,667
Jayne McNicol (2)	13,928	—	126,026	—	139,954
Avram Miller (2)(4)	20,571	—	85,462	2,760,000	2,866,033
Ruud Hendriks (2)	20,571	—	85,187	—	105,758
Leni Boeren (3)	45,000	—	60,758	—	105,758
Total	$197,162	$—	$921,333	$—	$1,118,495

(1)	The amounts shown are not intended to reflect the value actually received by the directors. Instead, the amounts shown are the total fair value of option awards granted in fiscal 2024 for financial statement reporting purposes, as determined pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718 or ASC Topic 718. These values are amortized as equity compensation expenses over the vesting period of the grants.
(2)	Effective between October 11 and October 15, 2024, these directors resigned from the Company
(3)	Effective June 27, 2024, this director resigned from the Company
(4)	In addition to Mr. Miller’s appointment to the Board, Mr. Miller entered into an advisory agreement with the Company, pursuant to which Mr. Miller will provide advice to the Board and the Company on various matters including strategic opportunities, capital allocation, business development, minority investments, licensing arrangements, among others. As compensation for these services, the Company issued Mr. Miller 1,000,000 shares of restricted stock, 166,667 of which will vest in 2024, 444,444 will vest in 2025, and 388,889 will vest in 2026, subject to Mr. Miller’s continued service through each applicable vesting date. Subsequent to June 30, 2024, Mr. Miller agreed to forfeit the 833,333 unvested shares of restricted stock as consideration for a grant of 978,261 stock options.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

 The following sets forth information regarding the beneficial ownership of our common stock as of October 17, 2024 by:

●	each person to be known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership of the Common Stock is determined in accordance with the rules of the SEC and includes any shares of Common Stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock held by them. Applicable percentage ownership in the following table is based on 159,066,874 shares of Common Stock outstanding as of October 25, 2024, excluding 3,094,876 shares of Common Stock issuable only upon the exercise of warrants by other warrant holders plus any securities that the individuals included in this table have the right to acquire within 60 days of October 25, 2024.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless indicated otherwise, the address for the beneficial holders is c/o Renovaro Inc. 2080 Century Park E, Suite 906, Los Angeles, CA, U.S.A.

	Renovaro Inc.
Name of Beneficial Owner	Number of Common Shares	% Common Shares Ownership

Directors/Officers:
David Weinstein(1)	250,000	0.00%
Simon Tarsh	—	0.00%
Maurice van Tilburg	—	0.00%
James A. McNulty	—	0.00%
Douglas W. Calder	—	0.00%
Mark A. Collins, PhD	—	0.00%

Directors/Officers Total (6 persons):	—	0.00%

5% Shareholders who are not Directors or Officers:
RS Bio ApS(2)	15,136,661	9.52%
William Anderson Wittekind(3)	18,906,376	11.89%
Sepa Beheer BV	10,965,533	6.89%
Yalla Yalla Ltd.	25,372,969	14.69%
Paseco ApS (4)	13,329,516	8.38%

(1)	Excludes 1,600,000 options which are not exercisable within 60 days of October 25, 2024.
(2)	Includes 13,602,297 shares of Common Stock, 1,260,925 exercisable warrants owned of record by RS Bio ApS, a Danish entity, and options to purchase 273,439 shares of Common Stock exercisable within 60 days of October 25, 2023, owned of record by Mr. Sindlev. Mr. Sindlev, the former Chairman of the Board, holds the sole voting and disposition power of the shares owned by RS Bio ApS.
(3)	Represents shares of Renovaro common stock beneficially owned as of June 21, 2024, based on a Schedule 13D/A filed on June 24, 2024, by William Anderson Wittekind. In such filing, Mr. Wittekind. lists his address as 8581 Santa Monica Blvd. #317, West Hollywood, CA 90069, and indicates that he has sole voting power and sold dispositive power with respect to 6,379,824 shares of our common stock and shared voting power and shared dispositive power with respect to 12,526,552 shares of our common stock.
(4)	Includes 12,618,683 shares of Common Stock and 710,833 exercisable warrants.

 Equity Incentive Plan Information

The following table provides information, as of June 30, 2024, regarding the number of shares of Company common stock that may be issued pursuant to our 2019 Equity Incentive Plan and 2023 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:	5,527,852	$2.11	5,515,874	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	5,527,852	$2.11	5,515,874	(1)

(1)	On February 6, 2014, the Board adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), and the Company had reserved 1,206,000 shares of Common Stock for issuance in accordance with the terms of the Plan. On October 30, 2019, the Board approved and on October 31, 2019, the Company’s stockholders adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”), which became effective on December 12, 2019 (the “2019 Effective Date”) and replaced the 2014 Plan. The 2019 Plan included a reserve of (1) 6,000,000 new shares, (2) the number of shares available under the 2014 Plan for the grant of awards as of the Effective Date, and (3) shares underlying outstanding awards granted under the 2014 Plan that, after the Effective Date, expire or are terminated, surrendered, or forfeited for any reason without the issuance of shares. The remaining shares available for grant related to the 2014 Plan was 655,769. As of the 2019 Effective Date, this amount, along with the new 6,000,000 shares, totaled 6,655,769 shares available for grant immediately after the 2019 Effective Date. On May 10, 2023 the Board adopted and on July 21, 2023 (the “2023 Effective Date) the Company’s stockholders approved the Company’s 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan included a reserve of (1) 4,000,000 new shares, (2) the number of shares available under the 2019 Plan for the grant of awards as of the Effective Date. The remaining shares available for grant related to the 2019 Plan was 2,554,988. As of the 2019 Effective Date, this amount, along with the new 4,000,000 shares, totaled 6,554,988 shares available for grant immediately after the 2023 Effective Date.

Item 13. Certain Relationships and Related Transactions and Director Independence

Transactions with Related Persons

Advisory Agreement with Avram Miller

On October 10, 2023, Avram Miller, a director, entered into an advisory agreement with the Company (the “Advisory Agreement”), pursuant to which Mr. Miller will provide advice to the Board and the Company on various matters including strategic opportunities, capital allocation, business development, minority investments, licensing arrangements, among others. As compensation for these services, on October 23, 2023, the Company issued Mr. Miller 1,000,000 shares of restricted stock, 166,667 of which will vest in 2024, 444,444 will vest in 2025, and 388,889 will vest in 2026, subject to Mr. Miller’s continued service through each applicable vesting date. On August 23, 2024, Mr. Miller agreed to forfeit the 833,333 unvested shares of restricted stock as consideration for a grant of 978,261 stock options.

Debt Agreements

On February 5, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263. The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The Note bears an interest rate of 12% per annum and matured on March 1, 2024 . The obligations under this Note are secured by the Amended and Restated Security Agreement. The Company is required to pay interest on the maturity date. For the year ended June 30, 2024, discount amortization of $5,263 was charged to interest expense. As of June 30, 2024, the Company accrued $6,316 of interest expense that is included in accrued expenses on the balance sheet. The Note balance, net of discount at June 30, 2024 is $105,263

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315 (the “January 2024 Note”). The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The January 2024 Note bears an interest rate of 12% per annum and shall mature on March 1, 2024 (the “Maturity Date”) is past due. The Company is required to pay interest on the maturity date. For the year ended June 30, 2024, discount amortization of $26,315 was charged to interest expense. As of June 30, 2024, the Company accrued $31,579 of interest expense that is included in accrued expenses on the balance sheet. The January 2024 Note balance, net of discount at June 30, 2024 is $526,315. In connection with the entry into the January 2024 Note, the Company and Paseco ApS agreed to amend and restate the Security Agreement to add the Company’s obligations under the November 2023 Note and the January 2024 Note to the Secured Obligations (as defined in the Amended and Restated Security Agreement).

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

Private Placements

On August 1, 2023, RS Bio, purchased in a Private Placement 70,126 of the Company’s Units at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $500,000. The Board of Directors (excluding Mr. Sindlev) approved the participation of certain officers and directors of the Company in the Private Placement on identical terms as the other investors of the Private Placement.

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

Consulting Agreement with Paseco ApS

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

Director Independence

The NASDAQ listing standards provide that an independent director is one who the Board affirmatively determines is free of any relationship that would interfere with that individual’s exercise of independent judgment. The Board has determined that Mr. van Tillberg, Mr.McNulty, Mr. Calder and Dr. Collins are each independent as defined in the listing standards of NASDAQ. In making such determinations, the Board has concluded that none of these directors has an employment, business, family, or other relationship, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accounting Fees and Services

The following information sets forth fees billed to us by Sadler, Gibb & Associates, LLC (“Sadler”) for the years ended June 30, 2024, and June 30, 2023, for (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements (“Audit Fees”), (ii) services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees (“Audit-Related Fees”), (iii) services rendered in connection with tax compliance, tax advice and tax planning (“Tax Fees”), and (iv) services rendered by Sadler other than the foregoing (“Other Fees”).

Audit Fees

For the fiscal year ended June 30, 2024, Sadler billed an aggregate of $271,837 in Audit Fees. For the fiscal year ended June 30, 2023, Sadler billed an aggregate of $170,000 in Audit Fees.

Audit-Related Fees

For the fiscal year ended June 30, 2024, Sadler billed an aggregate of $28,000 in Audit-Related Fees. For the fiscal year ended June 30, 2023, Sadler billed an aggregate of $1,500 in Audit-Related Fees.

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

During the year ended June 30, 2024, all services performed by Sadler were pre-approved by the Audit Committee.

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference
2.1	Stock Purchase Agreement, dated as of September 28, 2023, by and among Renovaro Biosciences Inc., GEDi Cube Intl Ltd., Yalla Yalla Ltd., in its capacity as Sellers’ Representative, and the Sellers party thereto	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 29, 2023

2.2	Second Amendment to Stock Purchase Agreement, dated February 13, 2024, by and among Renovaro Inc., GEDi Cube Intl Ltd., the sellers party thereto and Yalla Yalla Ltd	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 14, 2024

3.1	Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on February 14, 2024

3.2	Amended and Restated Bylaws	Incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on May 24, 2024

4.1	Registration Rights Agreement, dated February 13, 2024, by and among Renovaro Inc. Gedi Cube Intl Ltd, and the shareholders of Gedi Cube Intl Ltd named the Sellers named thereto	Incorporated herein by reference to exhibit to the Company’s Form 8-K filed with the SEC on February 14, 2024

4.2	Promissory Note dated March 30, 2020 issued to Paseco ApS	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 31, 2020.

4.3*	Amendment No.2 to Promissory Note, dated May 17, 2022	Incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-K filed with the SEC on February 27, 2023.

4.4	Amendment No.3 to Promissory Note, effective December 30, 2022	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 23, 2023.

4.5	Amendment No. 4 to Promissory Note, effective July 31, 2023	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 7, 2023

4.6	Description of Securities	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-K filed with the SEC on September 30, 2020.

4.7	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on April 3, 2023

4.8	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 7, 2023

4.9	Form of Warrant	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 21, 2024

4.10	Form of 5% Original Issue Discount Convertible Promissory Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 10, 2023

10.1	2019 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020.

10.2	2023 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K/A filed with the SEC on October 30, 2023

10.3	Statement of Work and License Agreement by and among G-Tech Bio, LLC, the Company and G Health Research Foundation	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 3, 2020.

10.4	Note Purchase Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 31, 2020.

10.5	General Office Lease by and between the Registrant and Century City Medical Plaza Land Co., Inc. dated June 19, 2018	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2018.

10.6	Employment Agreement, dated August 11, 2021, by and between the Company and Dr. Mark Dybul	Incorporated herein by reference to Exhibit to 10.1 the Company’s Current Report on Form 8-K/A, filed with the SEC on August 16, 2021.

10.7	Amendment to Employment Agreement between Mark Dybul, M.D. and the Company, dated December 12, 2022	Incorporated herein by reference to Exhibit to 10.1 the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2022.

10.10	Security Agreement, effective December 30, 2022, by and between the Company and Paseco ApS	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 23, 2023.

10.11	Purchase Agreement, dated June 20, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 27, 2023

10.12	Registration Rights Agreement, dated June 20, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 27, 2023

10.13	Consulting Agreement, dated March 11, 2024, by and between Renovaro Inc. and Tarsh PB Advisors LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 13, 2024

10.14	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 7, 2023

10.15	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 10, 2023

10.16	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 21, 2024

21.1	Subsidiaries of the Registrant	Incorporated herein by reference to as Exhibit 22.1 to the Company’s Form 10-K filed with the SEC on October 10, 2024

23.1	Consent of Sadler, Gibb & Associates	Incorporated herein by reference to as Exhibit 23.1 to the Company’s Form 10-K filed with the SEC on October 10, 2024

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Incorporated herein by reference to as Exhibit 32.1 to the Company’s Form 10-K filed with the SEC on October 10, 2024

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	Incorporated herein by reference to as Exhibit 32.1 to the Company’s Form 10-K filed with the SEC on October 10, 2024

97.1*	Clawback Policy

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith.
**	Furnished herewith.

*	Provided herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2024	RENOVARO INC.

	By:	/s/ David Weinstein
David Weinstein
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Simon Tarsh
Simon Tarsh
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)