Form 10-Q
period 2024-09-30
RENOVARO INC.
filed 2024-11-14
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 11, 2024, the number of shares of the registrant’s Common Stock outstanding was 158,717,342.

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

The results for the period ended September 30, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission on October 10, 2024.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2024	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$220,571	$220,467
Insurance receivable	1,242,360	1,108,247
Prepaids and other assets	485,228	668,929
Total Current Assets	1,948,159	1,997,643

Property and equipment, net	452,212	482,121

OTHER ASSETS:
Definite life intangible assets, net	28,750	30,043
Goodwill	118,171,345	159,330,161
Deposits and other assets	81,697	19,849
Operating lease right-of-use assets	1,150,474	1,269,633
Total Other Assets	119,432,266	160,649,686

TOTAL ASSETS	$121,832,637	$163,129,450

LIABILITIES
CURRENT LIABILITIES:
Accounts payable – trade	$11,402,223	$9,448,683
Accrued expenses	5,359,454	5,311,324
Other current liabilities	102,741	295,361
Contingent consideration liability	3,060,000	12,310,000
Convertible notes payable	245,000	245,000
Current portion of operating lease liabilities	504,254	493,553
Notes payable – related parties, net	2,361,707	2,205,996
Total Current Liabilities	23,035,379	30,309,917

NON-CURRENT LIABILITIES:

Operating lease liabilities, net of current portion	710,260	842,389
Total Non-Current Liabilities	710,260	842,389
Total Liabilities	23,745,639	31,152,306

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, par value $0.0001, 350,000,000 shares authorized, 157,617,368 shares issued and outstanding at September 30, 2024, and 155,027,245 shares issued and outstanding at June 30, 2024	15,763	15,504
Additional paid-in capital	460,665,481	456,811,911
Accumulated deficit	(368,891,461)	(324,679,425)
Accumulated other comprehensive income (loss)	6,297,215	(170,846)
Total Stockholders’ Equity	98,086,998	131,977,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,832,637	$163,129,450

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2024	2023

Operating Expenses
General and administrative	$5,301,251	$8,290,210
Research and development	390,189	566,644
Goodwill impairment	47,614,729	—
Depreciation and amortization	32,385	27,260
Total Operating Expenses	53,338,554	8,884,114

LOSS FROM OPERATIONS	(53,338,554)	(8,884,114)

Other Income (Expense)
Change in fair value of contingent consideration	9,250,000	—
Loss on extinguishment of debt	—	(120,018)
Interest expense	(250,080)	(179,271)
Interest income and other income (expense)	126,598	8,375
Total Other Income (Expense)	9,126,518	(290,914)

NET LOSS	$(44,212,036)	$(9,175,028)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.28)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	156,567,973	64,480,753

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2024	2023

Net Loss	$(44,212,036)	$(9,175,028)
Other Comprehensive Income (Loss)

Foreign Currency Translation, net of taxes	6,468,061	(34,601)

Comprehensive Loss	$(37,743,975)	$(9,209,629)

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Series A Preferred Shares	Series A Preferred Shares Amount	# of Common Shares	Common Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
July 1, 2023	—	—	63,698,144	6,371	290,554,875	(244,029,253)	(29,882)	46,502,111
Issuance of preferred stock and warrants in private placement	280,505	28	—	—	1,999,972	—	—	2,000,000
Issuance of preferred stock and warrants for conversion of $2 million note	280,505	28	—	—	1,999,973	—	—	2,000,001
Restricted shares issued for services rendered	—	—	2,000,000	200	4,469,800	—	—	4,470,000
Stock-based compensation	—	—	—	—	983,829	—	—	983,829
Net loss	—	—	—	—	—	(9,175,028)	—	(9,175,028)
Foreign currency translation adjustment	—	—	—	—	—	—	(34,601)	(34,601)
September 30, 2023	561,010	$56	65,598,144	$6,571	$300,008,449	$(253,204,281)	$(64,483)	$46,746,312

July 1, 2024	—	—	155,027,245	15,504	456,811,911	(324,679,425)	(170,846)	131,977,144
Issuance of common stock under private placement offering	—	—	1,423,456	142	2,096,039	—	—	2,096,181
Restricted shares issued for services rendered	—	—	2,000,000	200	1,399,800	—	—	1,400,000
Forfeited shares of common stock	—	—	(833,333)	(83)	83	—	—	—
Stock-based compensation	—	—	—	—	357,648	—	—	357,648
Net loss	—	—	—	—	—	(44,212,036)	—	(44,212,036)
Foreign currency translation adjustment	—	—	—	—	—	—	6,468,061	6,468,061
September 30, 2024	—	$—	157,617,368	$15,763	$460,665,481	$(368,891,461)	$6,297,215	$98,086,998

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,212,036)	$(9,175,028)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	32,385	27,260
Loss on extinguishment of debt	—	120,018
Changed in value of contingent consideration	(9,250,000)	—
Stock-based compensation expense	357,648	983,829
Restricted shares for services rendered	1,400,000	4,470,000
Goodwill impairment	47,614,729	—
Amortization of discount of notes payable	23,718	167,765
Changes in assets and liabilities:
Other receivables	(195,961)	—
Prepaid expenses/deposits	183,701	411,352
Accounts payable	1,953,539	124,303
Accrued expenses	46,891	77,055
Other current liabilities	31,325	—
Operating leases, net	(2,269)	(16,239)
NET CASH USED IN OPERATING ACTIVITIES	(2,016,328)	(2,777,207)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	—	(1,057,875)
NET CASH USED IN INVESTING ACTIVITIES	—	(1,057,875)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible promissory notes	—	750,000
Repayment of finance agreement	(223,945)	(187,183)
Proceeds from private placement	2,096,181	2,000,000
Proceeds from notes payable	156,947	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,029,183	2,562,817

Effect of exchange rates on cash	(12,751)	(78,741)

NET CHANGE IN CASH	104	(1,351,006)

CASH, BEGINNING OF PERIOD	220,467	1,874,480

CASH, END OF PERIOD	$220,571	$523,474

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$5,256

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Conversion of note payable for issuance of preferred stock	$—	$2,000,001
Debt discount related to convertible promissory notes	$24,954	$39,474
Cancellation of restricted stock awards	$83	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – On February 13, 2024, the Company changed its corporate name from Renovaro Biosciences Inc. to Renovaro Inc. (“Renovaro”, and together with its subsidiaries, the “Company”, “we” or “us”). Renovaro Inc. operates through two subsidiaries, Renovaro Biosciences and Renovaro Cube. Renovaro Cube refers to Renovaro Cube Intl Ltd. (formerly known as GediCube Intl. Ltd.) and its wholly owned subsidiaries GediCube, B.V. and Grace Systems B.V., which were acquired on February 13, 2024.

Renovaro Biosciences is a biotechnology company intending to develop advanced allogeneic cell and gene therapies to promote stronger immune system responses potentially for long-term or life-long cancer remission in some of the deadliest cancers, and potentially to treat or cure serious infectious diseases such as Human Immunodeficiency Virus (HIV) infections. Renovaro Cube is an AI-driven healthcare technology company focusing on the earliest possible detection of cancer and its recurrence. Renovaro Cube has developed a proprietary AI platform that analyzes genetics using Explainable AI to provide earlier and more accurate cancer diagnosis.

Basis of Presentation – The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2024, and 2023 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2024 audited financial statements. The results of operations for the period ended September 30, 2024 are not necessarily indicative of the operating results for the full year.

Consolidation – For the three months ended September 30, 2024, and 2023, the condensed consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

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

Functional Currency & Foreign Currency Translation – The functional currency of Renovaro Biosciences Denmark ApS is the Danish Kroner (“DKK”) and the functional currency of Renovaro Cube is the Euro (“EUR”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended September 30, 2024, and 2023. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Recently Adopted Accounting Pronouncements – In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU on July 1, 2024. The adoption of this ASU had no impact on the Company's condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which enhances the transparency and decision usefulness of income tax disclosures by requiring; (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. These amendments are to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

The Company currently believes there are no other issued and not yet effective accounting standards that are materially relevant to our condensed consolidated financial statements.

NOTE 2 — GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of $44,212,036 and $9,175,028 for the quarters ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had cash and cash equivalents of $220,571 and an accumulated deficit of $368,891,461 and a working capital deficit of $21,087,220. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has reduced overhead and administrative costs by streamlining the organization to focus around the development and validation of its AI-driven cancer diagnostics platform. The Company has tailored its workforce to focus on these activities. In addition, the Company intends to secure additional required funding through equity or debt financing. However, there can be no assurance that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

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

There were no Level 1, 2 or 3 assets, nor any Level 1 or 2 liabilities as of September 30, 2024.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, lease obligations and notes payable approximate their recorded values due to their short-term maturities.

Level 3 liabilities held as of September 30, 2024, consisted of a contingent consideration liability related to the February 13, 2014 acquisition of Renovaro Cube, (the “Acquisition”). As consideration for the Acquisition, the stockholders of Renovaro Cube received (i) 70,834,183 shares of Common Stock, and (ii) the right to receive contingent shares pro rata upon the exercise of convertible notes, options, and warrants, which were outstanding at closing. The contingent consideration liability was recorded at fair value of $20,557,500 at the time of the Acquisition and is subsequently remeasured to fair value at the end of each reporting period. As of September 30, 2024, there were 7,613,301 contingent shares issuable in connection with the Acquisition.

The fair value of the contingent consideration liability is estimated using a Black-Scholes option-pricing model and a Monte-Carlo option pricing model. The key inputs to the model are all contractual or observable with the exception being volatility, which is computed based on the volatility of the Company’s underlying stock. The key inputs to valuing the contingent consideration liability as of September 30, 2024, were:

Stock Price	$0.48
Exercise Price	$0.46 - $8.23
Volatility	113% - 134%
Risk Free Rate	3.52% - 4.31%
Expected Dividends	0%
Expected Term (years)	0.48 – 9.25

The following table sets forth the Level 3 liability at September 30, 2024, which is recorded on the consolidated balance sheet at fair value on a recurring basis. As required, this liability is classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2024	—	—	$12,310,000
Fair value adjustment	—	—	(9,250,000)
Contingent Consideration Liability at September 30, 2024	—	—	$3,060,000

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

On February 13, 2024, the Company acquired Renovaro Cube as a wholly owned subsidiary pursuant to a stock purchase agreement. As part of the acquisition of Renovaro Cube, the Company acquired goodwill valued at $159,464,039.

Impairment – During the quarter ended September 30, 2024, the results of the assessment indicated that the carrying value of the RENC reporting unit exceeded its fair value, due to the changes in the projected economic benefits to be realized from this reporting unit. Management concluded the significant driver for the change in the economic benefits was due to the Company’s continued inability to raise capital for the further development of the technologies within this reporting unit. Therefore, an impairment adjustment of $47,614,729 was recorded for the period ended September 30, 2024.

At September 30, 2024 and June 30, 2024, definite-life and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2024	Additions	Amortization	Impairment	Translation Adjustment	September 30, 2024
Definite Life Intangible Assets
Patents	20 Years	$284,977	$—	$—	$—	$11,644	$296,621
Less Accumulated Amortization		(254,934)	—	(2,501)	—	(10,436)	(267,871)
Net Definite-Life Intangible Assets		$30,043	$—	$(2,501)	$—	$1,208	$28,750

Goodwill
Goodwill		159,330,161	—	—	(47,614,729)	6,455,913	118,171,345
Total Goodwill		$159,330,161	$—	$—	$(47,614,729)	$6,455,913	$118,171,345

Expected future amortization expense is as follows:

Years ended June 30,
2025	$7,189
2026	7,187
2027	7,187
2028	7,187
Total	$28,750

NOTE 5 — DEBT

Convertible Notes Payable —

The January 2024 Note — On January 12, 2024, the Company entered into Subscription Agreements with an investor to issue a Convertible Promissory Note for an aggregate principal amount of $125,000 (the “January 2024 Note”). The Company received a total of $125,000 in gross proceeds. The January 2024 Note bears an interest rate of 12% per annum and shall mature on December 29, 2024. The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the January 2024 Note. The January 2024 Note is convertible either at the option of the holder or automatically upon maturity into shares of the Company’s Common Stock at the Note Conversion Price of $3.38.

December 2023 Notes — On December 20, 2023, the Company entered into Subscription Agreements to purchase Convertible Promissory Notes for an aggregate principal amount of $120,000 (the “December 2023 Notes”). The Company received a total of $120,000 from the private placement between December 2023 and January 2024. The December 2023 Notes bear an interest rate of 12% per annum and shall mature one year after their respective dates of issuance (the “Maturity Date”). The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the December 2023 Notes. Notwithstanding the immediately foregoing, at the option of the holder, interest may accrue on the December Notes on a quarterly basis. The December 2023 Notes are convertible into shares of the Company’s Common Stock in whole or in part at any time and from time to time, after the original issue date and prior to the Maturity Date, at a conversion price of $3.38 per share.

The January 2024 Note and December 2023 Notes balance at September 30, 2024 was $245,000.

Notes Payable —

Bridge Loans — On September 16, 2024, the Company entered into an agreement with RS Bio ApS, a Danish entity controlled by a shareholder (“RS Bio”), to issue a Promissory Note for the principal amount of $100,000 (the “September 2024 Note”). The Company received $100,000 in gross proceeds. The note bears an interest rate of 12% per annum and matures on December 31, 2024. The note balance at September 30, 2024 was $100,000.

On September 6, 2024, the Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue a Promissory Note for the principal amount of €50,000. The note bears an interest rate of 12% per annum and matures on December 31, 2024. The note balance at September 30, 2024 was approximately $57,000.

On February 5, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263 (the “February 2024 Note”). The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matures on December 31, 2024. The note balance, net of discount at September 30, 2024 was $105,263.

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315. The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matures on December 31, 2024. The note balance, net of discount at September 30, 2024 was $526,315.

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000. The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the note. The note bears an interest rate of 12% per annum and matures on December 31, 2024. The note balance, net of discount at September 30, 2024 was $750,000.

Promissory Note — On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Promissory Note”) to Paseco ApS. There have been eight amendments to the Promissory Note since the issuance date, the most recent of which is dated August 1, 2024. The principal amount of the Promissory Note, as amended, was payable on November 1, 2024 (the “Maturity Date”). The Promissory Note, as amended, bears interest at a fixed rate of 12% per annum. The Promissory Note balance, net of discount at September 30, 2024 is $823,182.

The Company’s obligations under the Promissory Note, November 2023 Note, January 2024 Note, February 2024 Note and the September 2024 Note are secured by a Security Agreement. To secure the Company’s obligations under the Promissory Note, the Company entered into a Security Agreement with the Holder, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) for the benefit of Paseco ApS. Upon an Event of Default (as defined in the notes, respectively) Paseco ApS may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease, or dispose of the Collateral.

NOTE 6 — STOCKHOLDERS’ EQUITY

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

During the quarter ended September 30, 2024 and 2023, no shares of Common Stock to Lincoln Park were sold under the Purchase Agreement.

Common Stock Issuances

On June 14, 2024, Renovaro Inc., a Delaware corporation (the “Company”) closed a private placement of 5,315,215 of the Company’s units, each such Unit consisting of (i) one share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase one-tenth of a share of Common Stock, with certain investors (the “June 2024 Private Placement”). Related to the June 2024 Private Placement, ranging from July 3, 2024, to September 16, 2024, the Company sold 1,423,456 Units at a price per Unit equal to $1.4726 to a certain investor who paid in cash an aggregate amount of $2,096,181 in consideration of the Units.

On August 1, 2024, the Company issued 2,000,000 shares of Common Stock for consulting services valued at $1,400,000.

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows in the three months ended September 30, 2024:

Renovaro Inc.
Expected term (in years)	5.5
Volatility	113.12%
Risk free interest rate	4.22%
Dividend yield	0%

On August 23, 2024, Avram Miller, a former member of the Company’s board of directors (the “Board of Directors”), forfeited 833,333 shares of Common Stock from the original 1,000,000 shares of Common Stock for advisory services originally granted to him on October 11, 2023. As consideration for such forfeiture, the Company granted to Mr. Miller, an option to purchase 978,261 shares of Common Stock of the Company with a per-share exercise price of, $0.69. The Company determined that this transaction represented a modification of the original award. The Company measured the fair value of the options issued as compared to the fair value of the original issuance and determined that there was no incremental compensation to recognize as the fair value of the options was less than the fair value of the Common Stock. Therefore, the Company will recognize the remaining fair value of the original award over the remaining vesting period, which is one year.  The Company recognized stock-based compensation expense of $222,306 related to the vesting of the stocks options during the period ended September 30, 2024. At September 30, 2024, the Company had $1,122,537 of unrecognized compensation cost related to the options which vest at August 23, 2025.

In total, the Company recognized stock-based compensation expense related to options of $357,648 and $983,829 for the three months ended September 30, 2024 and 2023, respectively. At September 30, 2024, the Company had approximately $1,239,528 of unrecognized compensation cost related to non-vested options.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Commitments

On January 31, 2020, the Company entered into a Statement of Work and License Agreement (the “HBV License Agreement”) by and among the Company, G Tech Bio, LLC, a California limited liability company (“G Tech”), and G Health Research Foundation, a not-for-profit entity organized under the laws of California doing business as Seraph Research Institute (“SRI”) (collectively the “Licensors”), whereby the Company acquired a perpetual, sublicensable, exclusive license (the “HBV License”) for a treatment under development (the “Treatment”) aimed to treat Hepatitis B Virus (HBV) infections.

The HBV License Agreement states that in consideration for the HBV License, the Company shall provide cash funding for research costs and equipment and certain other in-kind funding related to the Treatment over a 24-month period, and provides for an up-front payment of $1.2 million within 7 days of January 31, 2020, along with additional payments upon the occurrence of certain benchmarks in the development of the technology set forth in the HBV License Agreement, in each case subject to the terms of the HBV License Agreement. Additionally, the HBV License Agreement provides for cooperation related to the development of intellectual property related to the Treatment and for a 2% royalty to G Tech on any net sales that may occur under the HBV License. On February 6, 2020, the Company paid the $1.2 million up-front payment. The HBV License Agreement contains customary representations, warranties, and covenants of the parties with respect to the development of the Treatment and the HBV License.

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. The Company paid zero under the HBV License Agreement during the quarters ending September 30, 2024, and 2023. The Company has filed a claim against the Licensors, which includes certain payments it made related to this license (see Contingencies sub-section below).

On April 18, 2021, the Company entered into a Statement of Work and License Agreement (the “License Development Agreement”), by and among the Company, G Tech and SRI (collectively, the “Licensors”), whereby the Company acquired a perpetual sublicensable, exclusive license (the “Development License”) to research, develop, and commercialize certain formulations which were aimed at preventing and treating pan-coronavirus or the potential combination of the pan-coronavirus and pan-influenza, including the SARS-coronavirus that causes COVID-19 and pan-influenza (the “Prevention and Treatment”).

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

The Development License Agreement provides for (i) cooperation related to the development of intellectual property related to the Prevention and Treatment and (ii) a 3% royalty to G Tech on any net sales that may occur under the Development License Agreement. The Company is no longer pursuing any product candidates that relate to this license. The Company has filed a claim against the Licensors to recover all monies it paid related to this license (see Contingencies below).

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

G Tech and SRI are controlled by Anderson Wittekind, a stockholder of the Company.

Service Agreements –The Company maintains employment agreements with certain senior staff in the ordinary course of business.

Contingencies

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) and together, the “Securities Class Action Litigation”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice, but the Chow action remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company has filed a motion to dismiss the amended complaint on March 15, 2024. The Court denied the Company’s motion to dismiss on June 28, 2024. A mediation was held on September 17, 2024, after which the parties signed a stipulation of settlement, dated November 8, 2024.  The plaintiff’s deadline to file a motion for preliminary approval of the settlement is December 9, 2024.

Federal Derivative Litigation. On September 22, 2022, Samuel E. Koenig filed a shareholder derivative action in the United States District Court for the Central District of California. On January 19, 2023, John Solak filed a substantially similar shareholder derivative action in the United States District Court for the District of Delaware. Both derivative actions recite similar underlying facts as those alleged in the Securities Class Action Litigation. The actions, filed on behalf of the Company, name Serhat Gümrükcü and certain of the Company’s former directors as defendants. The actions also name the Company as a nominal defendant. The actions allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and also set out claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiffs do not quantify any alleged injury, but seek damages, disgorgement, restitution, and other costs and expenses. On January 24, 2023, the United States District Court for the Central District of California stayed the Koenig matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On April 4, 2023, the United States District Court for the District of Delaware stayed the Solak matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On October 23, 2024, the court in the Koenig matter stayed the case pending further order of the court.  The parties’ deadline to file a joint status report in the Koenig matter is January 10, 2025.  On October 28, 2024, the court in the Solak matter stayed the case for ninety (90) days.  The defendants have not yet responded to either complaint. The Company intends to contest these matters but expresses no opinion as to the likelihood of favorable outcomes. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County, reciting similar underlying facts as those alleged in the Securities Class Action Litigation. The action, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The action also names the Company as a nominal defendant. The action sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On October 28, 2024, the court in the Midler matter stayed the case for ninety (90) days. The defendants have not yet responded to the complaint. The Company intends to contest this matter but expresses no opinion as to the likelihood of a favorable outcome. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

On October 21, 2022, the Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Serhat Gümrükcü, William Anderson Wittekind (“Wittekind”), G Tech, SG & AW Holdings, LLC, and SRI (collectively, the “Defendants”). The Complaint alleges that the Defendants engaged in a “concerted, deliberate scheme to alter, falsify, and misrepresent to the Company the results of multiple studies supporting its Hepatitis B and SARS-CoV-2/influenza pipelines.” Specifically, “Defendants manipulated negative results to reflect positive outcomes from various studies, and even fabricated studies out of whole cloth.” As a result of the Defendants’ conduct, the Company claims that it “paid approximately $25 million to Defendants and third-parties that it would not otherwise have paid.” On April 21, 2023, defendants Wittekind, G Tech, SG & AW Holdings, LLC, and SRI filed a demurrer with respect to some, but not all, of the Company’s claims, as well as a motion to strike. On September 6, 2023, the court denied in part and granted in part the pending motions. On September 7, 2023, the court entered a case management order setting the final status conference, trial, and other intervening deadlines.

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

On March 1, 2021, the Company’s former Chief Financial Officer, Robert Wolfe, and his company, Crossfield, Inc., filed a Complaint in the U.S. District Court for the District of Vermont against the Company, Renovaro Biosciences Denmark ApS, and certain directors and officers. In the Complaint, Mr. Wolfe and Crossfield, Inc. asserted claims for abuse of process and malicious prosecution, alleging, inter alia, that the Company lacked probable cause to file and prosecute an earlier action, and sought millions of dollars of compensatory damages, as well as punitive damages. The allegations in the Complaint relate to an earlier action filed by the Company and Renovaro Biosciences Denmark ApS in the Vermont Superior Court, Orange Civil Division. On March 3, 2022, the court partially granted the Company’s motion to dismiss, dismissing the abuse of process claim against all defendants and all claims against Mark Dybul and Henrik Grønfeldt-Sørensen, the Company’s former Chief Executive Officer and former member of the Board of Directors, respectively. On November 29, 2022, the Company filed a motion for summary judgment with respect to the sole remaining claim of malicious prosecution. On August 24, 2023, the court denied the motion for summary judgment.On November 7, 2024, the Court reset the trial date for May 6, 2025. The Company denies the allegations set forth in the Complaint and will continue to vigorously defend against the remaining claim.

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

On December 4, 2023, in lieu of opposing the motion to dismiss, Plaintiffs filed a Verified First Amended Complaint (“FAC”). In the FAC, Plaintiffs assert claims against the Company and others for purported breaches of the Investor Rights Agreement, fraud, tortious interference with a contract, and several other torts. Plaintiffs seek compensatory, exemplary, and punitive damages, as well as certain declaratory relief, specific performance, and pre- and post-judgment interest, costs, and attorneys’ fees. The Company filed a motion to dismiss the FAC on December 18, 2023 and a hearing is scheduled for November 15, 2024. The Company denies Plaintiffs’ allegations and intends to vigorously defend against the claims.

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

On January 19, 2024, Weird Science and Wittekind sent the Board of Directors a letter demanding it take corrective actions with respect to twenty-one issues identified therein. On February 27, 2024, Weird Science and Wittekind sent the Board of Directors a supplemental letter that expanded their demand for corrective actions to twenty-six issues. In response to these demand letters, the Board of Directors initially formed a Special Committee (“Special Committee”) of independent directors on February 29, 2024. The Special Committee retained Stradling Yocca Carlson & Rauth LLP as its counsel to investigate the issues identified in the demand letters. The Special Committee’s investigation is ongoing.

On January 23, 2024, Weird Science and Wittekind filed a shareholder derivative action in the United States District Court for the Central District of California against certain officers, directors, and investors of the Company, as well as other defendants, in connection with, inter alia, Weird Science and Wittekind’s demand for corrective action. Plaintiffs filed an amended complaint on June 21, 2024. The First Amended Verified Stockholder Derivative Complaint (“Derivative Complaint”) alleges, among other claims, violations of Section 13(d) and 14(a) and Rules 10b-5(a), 10b-5(c) and 14a-9 of the Exchange Act of 1934. The Derivative Complaint also includes claims of breach of fiduciary duty, corporate waste, unjust enrichment, and contribution/indemnification. Weird Science and Wittekind seek unspecified compensatory, exemplary, and punitive damages and certain injunctive relief. The Derivative Complaint names the Company as a nominal defendant. On July 19, 2024, certain of the director defendants, who had agreed to waive service of the summons and Derivative Complaint, filed a motion to dismiss the Derivative Complaint on a variety of procedural and substantive grounds. A hearing on the motion dismiss was held on October 3, 2024 and the court subsequently took the motion under submission. On October 22, 2024, the plaintiffs filed a notice of certain subsequent events that they allege relate to their pending motion to dismiss. On October 29, 2024, the court granted the director defendants’ motion to dismiss and dismissed the Derivative Complaint without prejudice, but also without leave to amend.

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

NOTE 8 — RELATED PARTY TRANSACTIONS

As of September 30, 2024, the Company has accrued $283,652 of compensation related expenses for the Company’s former Chief Executive Officer, Mark Dybul, related to budget constraints.

On August 23, 2024, Avram Miller, a former member of the Board of Directors, forfeited 833,333 shares of Common Stock from the original 1,000,000 shares of Common Stock for advisory services originally granted to him on October 11, 2023. As consideration for such forfeiture, the Company granted to Mr. Miller, an option to purchase 978,261 shares of Common Stock of the Company with a per-share exercise price of, $0.69. The Company determined that this transaction represented a modification of the original award. The Company measured the fair value of the options issued as compared to the fair value of the original issuance and determined that there was no incremental compensation to recognize as the fair value of the options was less than the fair value of the Common Stock. Therefore, the Company will recognize the remaining fair value of the original award over the remaining vesting period, which is one year.  The Company recognized stock-based compensation expense of $222,306 related to the vesting of the stocks options during the period ended September 30, 2024. At September 30, 2024, the Company had $1,122,537 of unrecognized compensation cost related to the options which vest at August 23, 2025.

NOTE 9 — SEGMENT REPORTING

For the period ending September 30, 2024, the Company had two reportable segments. These segments have different strategic and economic goals and are managed separately because they require different technology and marketing strategies.

Reportable Segment	Description
RENB (United States)	Developing new immunotherapies to combat cancer
RENC (Netherlands)	Developing a predicative artificial intelligence based diagnostic methodology for the use of earlier cancer detection

The Company’s chief executive officer is the chief operating decision maker and reviews the internal management reports for each segment at least quarterly. During the quarter ended September 30, 2024, there were no significant inter-company revenues or expenses. The chief operating decision maker assesses performance for each segment and decides how to allocate resources based on segment operating losses that also is reported on the consolidated statement of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

	Operating loss	Assets
United States	$4,960,737	$2,856,326
Netherlands	48,377,817	118,976,311
	$53,338,554	$121,832,637

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

Information regarding each reportable segment for the quarter ended September 30, 2024, is as follows:

	RENB	RENC	Total
General and administrative	$4,548,449	$752,802	$5,301,251
Research and development	381,686	8,503	390,189
Goodwill impairment	—	47,614,729	47,614,729
Depreciation and amortization	30,602	1,783	32,385

Segment operating loss	$4,960,737	$48,377,817	$53,338,554

Geographic information:

RENB and RENC are managed on a worldwide basis but operate in offices located in the United Stated and the Netherlands, respectively. The geographic information analyses the Company’s operations and assets based on the country in which each segment operates. In presenting this geographic information, segment operating results have been based on the geographic location in which the services were provided to the segment and segment assets were based on the geographic location of the assets.

NOTE 10 — ACQUISITION

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

The assets acquired and liabilities assumed were initially recognized provisionally in the accompanying consolidated balance sheets at their estimated fair values as of the acquisition date. The fair values as of the acquisition date are based on information that existed as of the acquisition date. The Company completed its accounting for this acquisition during the period ended June 30, 2024. As a result of the completion of the Company’s analysis, the amount of provisional in-process research and development was determined to have a value of nil. Accordingly, the amount of goodwill recognized was increased to include the previously recognized provisional amount of in-process research and development. There was no impact to the Company’s consolidated statement of operations as a result of this change to the provisional allocation.

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

The amounts of revenue and loss of Renovaro Cube, included in the Company’s condensed consolidated statements of operations from the three months ended September 30, 2024 are as follows:

Revenues	$—
Net loss	$(48,406,163)

Consolidated unaudited pro forma information:

The following consolidated pro forma information assumes that the acquisition of Renovaro Cube took place on July 1, 2023 for the statement of operations for the three-month period ended September 30, 2023. These amounts have been estimated after applying the Company’s accounting policies:

Revenues	$—
Net loss	$(13,146,452)

The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

NOTE 11 — SUBSEQUENT EVENTS

From October 21, 2024, to November 6, 2024, the Company issued Promissory Notes in the aggregate principal amount of $900,000. The Notes bear an interest rate ranging from 10% to 12% per annum and mature from December 31, 2024, to January 31, 2025 (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date.

On October 17, 2024, the Company entered into an investor relations consulting agreement with MZHCI, LLC. Pursuant to the agreement, the Company issued 160,000 shares of Common Stock to MZHCI, LLC valued at $118,400.

 On October 14, 2024, the Company issued 250,000 shares of Common Stock as part of a sign on bonus valued at $137,500 to the Chief Executive Officer effective October 14, 2024, David Weinstein.

 On October 14, 2024, the Company issued 500,000 shares of Common Stock for consulting services valued at $275,000.

Related to the June 2024 Private Placement, ranging from October 2, 2024, to October 10, 2024, the Company sold 190,140 Units at a price per Unit equal to $1.4726 to a certain investor who paid in cash an aggregate amount of $280,000 in consideration of the Units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of Renovaro Inc. (“Renovaro,” and together with its subsidiaries, the “Company”, “we” or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on October 10, 2024. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of the business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Our Business

Renovaro Inc. operates through two subsidiaries, Renovaro Biosciences and Renovaro Cube. Renovaro Cube refers to Renovaro Cube Intl. Ltd. (formerly known as GediCube Intl. Ltd.) and its wholly owned subsidiaries GediCube, B.V. and Grace Systems B.V., which were acquired on February 13, 2024.

Renovaro Biosciences Overview

Renovaro Biosciences is a biotechnology company intending, if the necessary funding is obtained, to develop advanced allogeneic cell and gene therapies to promote stronger immune system responses potentially for long-term or life-long cancer remission in some of the deadliest cancers, and potentially to treat or cure serious infectious diseases such as Human Immunodeficiency Virus (HIV) infections. As a result of our acquisition of GEDi Cube Intl Ltd. on February 13, 2024, we have shifted the Company’s primary focus and resources to the development of the Renovaro Cube technologies.

Therapeutic Technologies

Renovaro Biosciences aims to train the immune system to allow a person to better fight diseases through allogeneic cell and/or gene therapy. Our vision is for a world with healthy longevity, and free from toxic chemotherapy, for those with cancer and other serious diseases. Renovaro Biosciences will seek to leverage general principles and advances in the knowledge of the immune response to engineer cells with enhanced attributes to promote the recognition and elimination of disease cells.

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

Renovaro Cube’s Strategy

Renovaro Cube’s product development focuses on four core areas:

●	Early Detection. Multi-cancer early detection (“MCED”) blood tests are advanced diagnostic tools that analyze cell-derived molecules present in the bloodstream. These tests specifically look for abnormal genetic, epigenetic or proteomic patterns of these cell-derived molecules, which can indicate the presence of cancer cells. By examining the molecules shed from various cells, including cancer cells, MCED tests aim to detect cancer at an early stage. This approach holds promise for improving cancer detection and potentially saving lives.

●	Recurrence of cancer. A recurrence refers to the return of cancer after a period of remission. A cancer recurrence happens because, in spite of the efforts to kill the cancer, some cells may remain, which grow and eventually cause symptoms. In rare instances, a patient may develop a new cancer that’s completely unrelated to the originally diagnosed cancer, which is referred to as a second primary cancer. An early warning system could help to identify a recurrence as early as possible, thereby helping to accelerate any treatment and diagnosis. The different types of recurrence include:

o	Local recurrence, meaning that the cancer has returned in the same place it first started;

o	Regional recurrence, meaning that the cancer has returned to the lymph nodes near the place it first started; and

o	Distant recurrence, meaning the cancer has returned in another part of the body.

●	Response to treatment. At Renovaro Cube we aim to develop a new array of diagnostic products that can accurately identify patients that are going to respond or fail to a certain drug. In highly toxic therapies it will not only increase survival but will also reduce unnecessary exposure to chemotherapy. Furthermore, the costs for cancer drugs are usually very high. Providing the right therapy to the right patient will therefore significantly reduce the costs of medicine in cancer.

●	Clinical trials. Clinical trials involve a type of research that studies new tests and treatments and evaluates their effects on human health outcomes. People volunteer to take part in clinical trials to test medical interventions including drugs, cells and other biological products, surgical procedures, radiological procedures, devices, behavioral treatments and preventive care. Clinical trials are carefully designed, reviewed and completed, and need to be approved before they can start.

In response to these four core areas, the key components of Renovaro Cube’s product development are to build a software and hardware platform that:

●	Uses data science to develop novel insights into the characterization of diseases such as cancer. Renovaro Cube intends to apply its proprietary technology to biological data from multiple sources to enable the typification (or classification) of disease entities and sub-entities to provide insights about the nature and behavior of diseases to payers, providers, pharmaceutical companies and patients.

●	Enables more accurate diagnosis and earlier detection of cancer and other diseases with the goal of maximizing outcomes and minimizing the costs of treatment. Renovaro Cube intends to develop a system to understand the smallest fragments of cancer in the blood of the patient. Presently, Renovaro Cube is developing a product to analyze results from liquid biopsy run through an Oxford Nanopore Sequencer. We expect the Renovaro Cube product will subsequently identify, train and validate explainable biomarkers, panels and models on different molecular layers. Multiple models will be individually trained for optimal stratification through the entire health journey, ensuring the right accuracy for a therapeutic decision in every stage. Renovaro Cube will integrate different modalities and molecular data sources into a differential diagnostic report. Diagnostics and prognosis will be explainable with quality control reports and biomarker insights for different disciplines ensuring maximum trust and insight in medical decision making.

●	Assists in clinical trials with patient cohort selection and response tracking, to be used by companies like Renovaro Biosciences in their patient cohort selection for their clinical trials, by looking at which patients are reacting positively, negatively and have no reaction. This data becomes more important through the progression of the different phases of drug development, as more and more patients are added. Renovaro Cube will provide multi-omic data analysis, looking for specific changes in the patients that might indicate a change in their molecular make-up. This can then be used for the next phase of a clinical trial to look for the specific molecular data that has showed a positive reaction in the previous phase. It also provides insights for more effective response tracking, which Renovaro Cube believes is important to the providers of care as well as the development and evaluation of new pharmaceuticals and immune therapies in clinical trials. Patient response to treatment can be used to focus the target audience for drugs in development and in subsequent clinical practice. As Renovaro Cube collects more data, longitudinal about treatment and response, it will have the ability to train prognostic models to give an insight in disease progression and treatment response, both critical for enrolling in clinical trials and eventually every treatment. Because Renovaro Cube consists of many independently trained and validated models, it will have the ability to assist in virtually every therapeutic decision, for different subtypes and groups (stratifications). The multi-omics and multi-modal pipelines could allow the use of multiple combinations of tissue samples and diagnostic platforms. The detailed diagnostic reports will allow and support insights for multiple disciplines such as cancer biology, genomics and pathology to look at underpinning biomarkers, pathways and clinical annotations.

●	Provides insight into patients who have had cancer previously. These insights will provide for more effective recurrence monitoring, which Renovaro Cube believes is important to the providers of care and patients during follow-up monitoring of remissions. Renovaro Cube anticipates that payers want to detect and re-treat recurrences at the earliest possible stage to maximize patients’ outcomes in terms of time and cost and that, similarly, patients with a recurrence are keen to re-engage with effective treatment at the earliest opportunity. A key aspect of this will be taking blood from the patients, sequencing this blood and running it through the Renovaro Cube platform which will identify if the patient has any indication of the recurrence of the same or a new cancer. For recurrence monitoring, Renovaro Cube will focus on a highly sensitive combination of lab and information technology. Lab protocols, sequence post processing and machine learning will all be designed, trained and validated to get the best signal with the highest sensitivity to catch early signals of recurrence. This will be done on a regular basis allowing surveillance analysis over time.

●	Includes biomarker panels that will be extended to include as many layers of genetic information (multi-omics) as possible including mutation, gene expression, methylation status, fragmentomics, nucleosome mapping, collectively named multi-omics, with the goal to reach the highest accuracy possible, both in terms of sensitivity and specificity of each individual biomarker panel. This provides a non-invasive alternative for the current complex, expensive and cumbersome procedures.

●	Create value through advancing more sophisticated typification of diseases in an effort to address some of the pressing problems faced by modern healthcare, including healthcare costs, an aging population and developments in medical technology that produce a stream of increasingly sophisticated treatments requiring more precise targeting.

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

Renovaro Cube’s Technology and Techniques

Renovaro Cube is dedicated to the development of early cancer detection blood tests and expects to develop partnerships with third-party laboratories across the United Kingdom, the Netherlands and the rest of Europe and will also expand to the United States. Renovaro Cube is focused on developing diagnostic tests and test kits that would analyze samples derived from non-invasive liquid biopsy samples and intends to perform these tests from Renovaro’s dedicated fully certified service laboratory and engage third-party laboratories to perform these tests for end-users.

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

Going Concern and Management’s Plans

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of $44,212,036 and $9,175,028 for the quarters ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had cash and cash equivalents of $220,571 and an accumulated deficit of $368,891,461 and a working capital deficit of $21,087,220. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has reduced overhead and administrative costs by streamlining the organization to focus around the development and validation of its AI-driven cancer diagnostics platform. The Company has tailored its workforce to focus on these activities. In addition, the Company intends to secure additional required funding through equity or debt financing. However, there can be no assurance that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Funding that we may receive during the fiscal year 2025 is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, to support commercialization of our products, to conduct the clinical and regulatory work to develop our product candidates, and to begin building working capital reserves.

Results of Operations for the three months ended September 30, 2024 and 2023

The following table sets forth our revenues, expenses and net loss for the three months ended September 30, 2024 and 2023. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended
	September 30,		Increase/(Decrease)
	2024	2023	$	%
Operating Expenses
General and administrative	$5,301,251	$8,290,210	$(2,988,959)	(36)%
Research and development	390,189	566,644	(176,455)	(31)%
Goodwill impairment	47,614,729	—	47,614,729	100%
Depreciation and amortization	32,385	27,260	5,125	19%
Total Operating Expenses	53,338,554	8,884,114	44,454,440	500%
LOSS FROM OPERATIONS	(53,338,554)	(8,884,114)	(44,454,440)	500%
Other Income (Expenses)
Change in fair value of contingent consideration	9,250,000	—	9,250,000	100%
Loss on extinguishment of debt	—	(120,018)	(120,018)	(100)%
Interest expense	(250,080)	(179,271)	(70,809)	39%
Interest income and other income (expense)	126,598	8,375	118,223	1,412%
Total Other Income (Expense)	9,126,518	(290,914)	9,417,432	(3,237)%
NET LOSS	$(44,212,036)	$(9,175,028)	$(35,037,008)	382%

Revenues

We are a pre-revenue, pre-clinical biotechnology and artificial intelligence driven healthcare technology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the three months ended September 30, 2024 and 2023, were $53,338,554 and $8,884,114, respectively, representing an increase of $44,454,440, or approximately 500%. The increase in operating expenses primarily relates to goodwill impairment of $47,614,729 offset by the decrease in general and administrative expenses of $2,988,959 and the decrease in research and development expenses of $176,455.

General and administrative expenses for the three months ended September 30, 2024, and 2023, were $5,301,251 and $8,290,210, respectively, representing a decrease of $2,988,959 or approximately 36%. The variance is related to a decrease in non-cash consulting fees of $3,070,000 partially offset by an increase in compensation and related expenses of $377,142 and legal expenses of $261,903.

Research and development expenses for the three months ended September 30, 2024, and 2023, were $390,189 and $566,644, respectively, representing a decrease of $176,455 or approximately 31%. The variance is primarily driven by a decrease of $262,065 in collaborating partner expenses with CDMO and CROs related to discontinued product candidates.

The Company recorded other income of $9,126,518 for the three months ended September 30, 2024, compared to other expense of $290,914 for the three months ended September 30, 2023, representing a change in other income (expense) of $9,417,432 or 3,237%. The variance is primarily due to the change in fair value of contingent consideration of $9,250,000 in the current period.

Net Loss

Net loss for the three months ended September 30, 2024, and 2023, was $44,212,036 and $9,175,028, respectively, representing an increase in net loss of $35,037,008 or approximately 382%. The increase in net loss was primarily due to an increase in goodwill impairment of $47,614,729, partially offset by the change in fair value of contingent consideration of $9,250,000.

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

As noted above under the heading “Going Concern and Management’s Plans,” through September 30, 2024, we have incurred substantial losses. We will need additional funds both in the next twelve months and beyond for (a) research and development, (b) increases in personnel, (c) the purchase of equipment, and investment in the development and validation of our technology. The availability of any required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are currently involved or in the future may be involved could adversely affect our liquidity and financial position. We may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of September 30, 2024, the Company had $220,571 in cash and working capital of $(21,087,220) as compared to $220,467 in cash and working capital of $(28,312,274) as of June 30, 2024, a decrease of zero and 26%, respectively.

Assets

Total assets at September 30, 2024, were $121,832,637 compared to $163,129,450 as of June 30, 2024. The decrease in assets is primarily due to goodwill impairment of $47,614,729 in the current period.

Liabilities

Total liabilities at September 30, 2024, were $23,745,639 compared to $31,152,306 as of June 30, 2024. The decrease in total liabilities was primarily related to the decrease of $9,250,000 in contingent consideration liability, partially offset by an increase of $1,953,540 in accounts payable.

The following is a summary of the Company’s cash flows (used in) or provided by operating, investing, and financing activities:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net Cash Used in Operating Activities	$(2,016,328)	$(2,777,207)
Net Cash Used in Investing Activities	—	(1,057,875)
Net Cash Provided by Financing Activities	2,029,183	2,562,817
Effect of exchange rates on cash	(12,751)	(78,741)
Change in Cash and Cash Equivalents	$104	$(1,351,006)

Cash Flows

Cash used in operating activities for the three months ended September 30, 2024, and 2023 was ($2,016,328) and ($2,777,207), respectively, representing a decrease of $760,879. The decrease is primarily related to the changes in our operating assets and liabilities.

Cash used in investing activities for the three months ended September 30, 2024, and 2023 was zero and ($1,057,875), respectively. Cash used in investing activities during the prior period primarily related to the issuance of notes receivable prior to the acquisition of Renovaro Cube totaling $1,057,875.

Cash provided by financing activities for the three months ended September 30, 2024, was $2,029,183 as compared to cash provided by financing activities of $2,562,817 during the three months ended September 30, 2023. During the three months ended September 30, 2024, the Company received net proceeds of $156,947 from issuance of notes payable and $2,096,181 from private placements that were partially offset by $223,945 in repayment of a finance agreement.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company and used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiency is attributed to the Company not having adequate resources to address complex accounting matters. This control deficiency will be monitored, and attention will be given to this matter as we grow.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed above. We expect to be deficient in our disclosure controls and procedures until sufficient capital is available to hire the appropriate internal accounting staff.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2024, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) and together, the “Securities Class Action Litigation”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice, but the Chow action remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company has filed a motion to dismiss the amended complaint on March 15, 2024. The Court denied the Company’s motion to dismiss on June 28, 2024. A mediation was held on September 17, 2024, after which the parties signed a stipulation of settlement, dated November 8, 2024.  The plaintiff’s deadline to file a motion for preliminary approval of the settlement is December 9, 2024.

Federal Derivative Litigation. On September 22, 2022, Samuel E. Koenig filed a shareholder derivative action in the United States District Court for the Central District of California. On January 19, 2023, John Solak filed a substantially similar shareholder derivative action in the United States District Court for the District of Delaware. Both derivative actions recite similar underlying facts as those alleged in the Securities Class Action Litigation. The actions, filed on behalf of the Company, name Serhat Gümrükcü and certain of the Company’s former directors as defendants. The actions also name the Company as a nominal defendant. The actions allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and also set out claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiffs do not quantify any alleged injury, but seek damages, disgorgement, restitution, and other costs and expenses. On January 24, 2023, the United States District Court for the Central District of California stayed the Koenig matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On April 4, 2023, the United States District Court for the District of Delaware stayed the Solak matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On October 23, 2024, the court in the Koenig matter stayed the case pending further order of the court.  The parties’ deadline to file a joint status report in the Koenig matter is January 10, 2025.  On October 28, 2024, the court in the Solak matter stayed the case for ninety (90) days.  The defendants have not yet responded to either complaint. The Company intends to contest these matters but expresses no opinion as to the likelihood of favorable outcomes. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County, reciting similar underlying facts as those alleged in the Securities Class Action Litigation. The action, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The action also names the Company as a nominal defendant. The action sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On October 28, 2024, the court in the Midler matter stayed the case for ninety (90) days. The defendants have not yet responded to the complaint. The Company intends to contest this matter but expresses no opinion as to the likelihood of a favorable outcome. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

On October 21, 2022, the Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Serhat Gümrükcü, William Anderson Wittekind (“Wittekind”), G Tech Bio, SG & AW Holdings, LLC, and SRI (collectively, the “Defendants”). The Complaint alleges that the Defendants engaged in a “concerted, deliberate scheme to alter, falsify, and misrepresent to the Company the results of multiple studies supporting its Hepatitis B and SARS-CoV-2/influenza pipelines.” Specifically, “Defendants manipulated negative results to reflect positive outcomes from various studies, and even fabricated studies out of whole cloth.” As a result of the Defendants’ conduct, the Company claims that it “paid approximately $25 million to Defendants and third-parties that it would not otherwise have paid.” On April 21, 2023, defendants Wittekind, G Tech, SG & AW Holdings, LLC, and SRI filed a demurrer with respect to some, but not all, of the Company’s claims, as well as a motion to strike. On September 6, 2023, the court denied in part and granted in part the pending motions. On September 7, 2023, the court entered a case management order setting the final status conference, trial, and other intervening deadlines.

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

On March 1, 2021, the Company’s former Chief Financial Officer, Robert Wolfe and his company, Crossfield, Inc., filed a Complaint in the U.S. District Court for the District of Vermont against the Company, Renovaro Biosciences Denmark ApS, and certain directors and officers. In the Complaint, Mr. Wolfe and Crossfield, Inc. asserted claims for abuse of process and malicious prosecution, alleging, inter alia, that the Company lacked probable cause to file and prosecute an earlier action, and sought millions of dollars of compensatory damages, as well as punitive damages. The allegations in the Complaint relate to an earlier action filed by the Company and Renovaro Biosciences Denmark ApS in the Vermont Superior Court, Orange Civil Division. On March 3, 2022, the court partially granted the Company’s motion to dismiss, dismissing the abuse of process claim against all defendants and all claims against Mark Dybul and Henrik Grønfeldt-Sørensen, the Company’s former Chief Executive Officer and former member of the Board of Directors, respectively. On November 29, 2022, the Company filed a motion for summary judgment with respect to the sole remaining claim of malicious prosecution. On August 24, 2023, the court denied the motion for summary judgment. On November 7, 2024, the Court reset the trial date for May 6, 2025. The Company denies the allegations set forth in the Complaint and will continue to vigorously defend against the remaining claim.

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

On December 4, 2023, in lieu of opposing the motion to dismiss, Plaintiffs filed a Verified First Amended Complaint (“FAC”). In the FAC, Plaintiffs assert claims against the Company and others for purported breaches of the Investor Rights Agreement, fraud, tortious interference with a contract, and several other torts. Plaintiffs seek compensatory, exemplary, and punitive damages, as well as certain declaratory relief, specific performance, and pre- and post-judgment interest, costs, and attorneys’ fees. The Company filed a motion to dismiss the FAC on December 18, 2023 and a hearing is scheduled for November 15, 2024. The Company denies Plaintiffs’ allegations and intends to vigorously defend against the claims.

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

On January 19, 2024, Weird Science and Wittekind sent the Board of Directors a letter demanding it take corrective actions with respect to twenty-one issues identified therein. On February 27, 2024, Weird Science and Wittekind sent the Board of Directors a supplemental letter that expanded their demand for corrective actions to twenty-six issues. In response to these demand letters, the Board of Directors initially formed a Special Committee (“Special Committee”) of independent directors on February 29, 2024. The Special Committee retained Stradling Yocca Carlson & Rauth LLP as its counsel to investigate the issues identified in the demand letters. The Special Committee’s investigation is ongoing.

On January 23, 2024, Weird Science and Wittekind filed a shareholder derivative action in the United States District Court for the Central District of California against certain officers, directors, and investors of the Company, as well as other defendants, in connection with, inter alia, Weird Science and Wittekind’s demand for corrective action. Plaintiffs filed an amended complaint on June 21, 2024. The First Amended Verified Stockholder Derivative Complaint (“Derivative Complaint”) alleges, among other claims, violations of Section 13(d) and 14(a) and Rules 10b-5(a), 10b-5(c) and 14a-9 of the Exchange Act of 1934. The Derivative Complaint also includes claims of breach of fiduciary duty, corporate waste, unjust enrichment, and contribution/indemnification. Weird Science and Wittekind seek unspecified compensatory, exemplary, and punitive damages and certain injunctive relief. The Derivative Complaint names the Company as a nominal defendant. On July 19, 2024, certain of the director defendants, who had agreed to waive service of the summons and Derivative Complaint, filed a motion to dismiss the Derivative Complaint on a variety of procedural and substantive grounds. A hearing on the motion dismiss was held on October 3, 2024 and the court subsequently took the motion under submission. On October 22, 2024, the plaintiffs filed a notice of certain subsequent events that they allege relate to their pending motion to dismiss. On October 29, 2024, the court granted the director defendants’ motion to dismiss and dismissed the Derivative Complaint without prejudice, but also without leave to amend.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Plans

During the quarter ended September 30, 2024, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

2.1	Second Amendment to Stock Purchase Agreement, dated February 13, 2024, by and among Renovaro Inc., GEDi Cube Intl Ltd., the sellers party thereto and Yalla Yalla Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 14, 2024)

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on February 14, 2024)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 24, 2024)

4.1	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 14, 2024)

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 21, 2024)

10.1	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 21, 2024)

10.2**	Employment Agreement by and between David Weinstein and Renovaro Inc., dated as of October 14, 2024.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2024	RENOVARO INC.

	By:	/s/ David Weinstein
David Weinstein
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Simon Tarsh
Simon Tarsh
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)