Form 10-Q/A
period 2024-03-31
RENOVARO INC.
filed 2025-02-19
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Renovaro Inc. (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2024, as amended by that Form 10-Q/A filed with the SEC on August 20, 2024, (the “Q3 2024 Form 10-Q”) to (i) restate its financial statements as of and for the periods ended March 31, 2024, which should no longer be relied on and are being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

We are filing this Amendment to amend and restate the Q3 2024 Form 10-Q with modifications as necessary to reflect these restatements.

Background of Restatement

On February 18, 2025, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, based on the recommendation of the Company’s management, and after consultation with the Company’s independent registered public accounting firm, concluded that the Company’s previously issued unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2024 contained a material misstatement related to certain warrants which were exercised during the three months ended March 31, 2024, which had not been appropriately reflected as a component of the change in fair value of the contingent consideration during the three and nine months ended March 31, 2024. Accordingly, those financial statements should no longer be relied upon. Similarly, related reports filed with the Securities Exchange Commission (the “SEC”), earnings releases, press releases, shareholder communications, investor presentations or other communications describing relevant portions of the March 31, 2024, financial statements should no longer be relied upon. The Company is restating the March 31, 2024, financial statements within this Amendment.

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

 Additionally, during the preparation of the Company’s Form 10-Q for the period ended December 31, 2024, the Company determined that certain warrants which were exercised during the three months ended March 31, 2024, had not been appropriately reflected as a component of the change in fair value of the contingent consideration during the three and nine months ended March 31, 2024.

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

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2024	2023
	(Unaudited)
ASSETS	(As restated)
CURRENT ASSETS:
Cash	$312,697	$1,874,480
Prepaids and other assets	907,218	690,925
Total Current Assets	1,219,915	2,565,405

Property and equipment, net	488,915	508,989

OTHER ASSETS:
Definite life intangible assets, net	31,042	39,676
Indefinite life intangible assets	10,755,255	42,611,000
Goodwill	164,186,852	11,640,000
Deposits and other assets	21,742	21,741
Operating lease right-of-use assets	1,385,619	913,985
Total Other Assets	176,380,510	55,226,402

TOTAL ASSETS	$178,089,340	$58,300,796

LIABILITIES
CURRENT LIABILITIES:
Accounts payable – trade	$7,990,631	$5,296,823
Accrued expenses	3,754,976	723,173
Other current liabilities	519,427	184,733
Contingent consideration liability, current (Note 4)	1,006,438	—
Current portion of operating lease liabilities	483,226	193,422
Notes payable, net	3,418,621	4,624,947
Convertible notes payable	3,700,694	—
Total Current Liabilities	20,874,013	11,023,098

NON-CURRENT LIABILITIES:

Operating lease liabilities, net of current portion	970,353	775,587
Contingent consideration liability, noncurrent (Note 4)	19,064,562	—
Deferred tax liability	2,774,856	—
Total Non-Current Liabilities	22,809,771	775,587
Total Liabilities	43,683,784	11,798,685

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; zero shares issued and outstanding at March 31, 2024 and June 30, 2023	—	—
Common Stock, par value $0.0001, 350,000,000 shares authorized, 150,913,997 shares issued and outstanding at March 31, 2024, and 63,698,144 shares issued and outstanding at June 30, 2023	15,093	6,371
Additional paid-in capital	450,079,965	290,554,875
Accumulated deficit	(316,723,472)	(244,029,253)
Accumulated other comprehensive income (loss)	1,033,970	(29,882)
Total Stockholders’ Equity	134,405,556	46,502,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,089,340	$58,300,796

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(As restated)		(As restated)
Operating Expenses
General and administrative	$7,652,379	$3,796,057	$19,558,981	$12,365,960
Research and development	1,087,156	239,137	2,274,321	3,170,471
Intangible asset impairment (Note 6)	42,611,000	—	42,611,000	—
Depreciation and amortization	30,305	28,242	90,727	85,487
Total Operating Expenses	51,380,840	4,063,436	64,535,029	15,621,918

LOSS FROM OPERATIONS	(51,380,840)	(4,063,436)	(64,535,029)	(15,621,918)

Other Income (Expense)

Change in fair value of contingent consideration (Note 4)	(7,289,156)	—	(7,289,156)	—
Loss on extinguishment of debt	—	—	(120,018)	—
Loss on extinguishment of contingent consideration liability	—	—	—	(419,182)
Interest expense	(303,802)	(122,289)	(758,057)	(310,766)
Interest and other income (expense)	(16,272)	(142,571)	8,041	(133,938)
Total Other Income (Expense)	(7,609,230)	(264,860)	(8,159,190)	(863,886)

NET LOSS	$(58,990,070)	$(4,328,296)	$(72,694,219)	$(16,485,804)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.54)	$(0.08)	$(0.91)	$(0.30)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	109,249,637	55,974,605	79,754,095	55,524,511

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
	(As restated)		(As restated)
Net Loss	$(58,990,070)	$(4,328,296)	$(72,694,219)	$(16,485,804)
Other Comprehensive Income (Loss)
Foreign currency translation, net of taxes	1,061,201	(2,110)	1,063,852	(1,949)

Comprehensive Loss	$(57,928,869)	$(4,330,406)	$(71,630,367)	$(16,487,753)

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Series A Preferred Shares	Series A Preferred Shares Amount	# of common Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
June 30, 2023	—	—	63,698,144	$6,371	$290,554,875	$(244,029,253)	$(29,882)	$46,502,111
Issuance of preferred stock and warrants in private placement	280,505	28	—	—	1,999,972	—	—	2,000,000
Issuance of preferred stock and warrants for conversion of Note Payable	280,505	28	—	—	1,999,973	—	—	2,000,001
Restricted shares issued for services rendered	—	—	2,000,000	200	4,469,800	—	—	4,470,000
Stock-based compensation	—	—	—	—	983,829	—	—	983,829
Net loss	—	—	—	—	—	(9,175,028)	—	(9,175,028)
Foreign currency translation adjustment	—	—	—	—	—	—	(34,601)	(34,601)
September 30, 2023	561,010	56	65,698,144	6,571	300,008,449	(253,204,281)	(64,483)	46,746,312
Stock issued pursuant to warrants exercised	—	—	525,945	53	341,812	—	—	341,865
Restricted shares issued for advisory services	—	—	1,000,000	100	(100)	—	—	—
Stock-based compensation	—	—	—	—	999,228	—	—	999,228
Net loss	—	—	—	—	—	(4,529,121)	—	(4,529,121)
Foreign currency translation adjustment	—	—	—	—	—	—	37,252	37,252

December 31, 2023	561,010	56	67,224,089	6,724	301,349,389	(257,733,402)	(27,231)	43,595,536
Non-cash exercise of warrants	—	—	3,425,399	343	1,999,657	—	—	2,000,000
Restricted shares issued for services rendered	—	—	50,000	5	99,995	—	—	100,000
Issuance of common stock under private placement offering	—	—	344,827	34	999,966	—	—	1,000,000
Issuance of common stock pursuant to acquisition of GEDi Cube (Note 12)	—	—	70,834,183	7,083	135,994,548	—	—	136,001,631
Preferred stock converted to common stock pursuant to acquisition of GEDi Cube (Note 12)	(561,010)	(56)	5,610,100	561	(505)	—	—	—
Shares issuable for settlement of contingent consideration	—	—	3,425,399	343	7,775,313	—	—	7,775,313
Stock-based compensation	—	—	—	—	1,861,601	—	—	1,861,601
Net loss	—	—	—	—	—	(58,990,070)	—	(58,990,070)
Foreign currency translation adjustment	—	—	—	—	—	—	1,061,201	1,061,201

March 31, 2024 (As restated)	—	$—	150,913,997	$15,093	$450,079,965	$(316,723,472)	$1,033,970	$134,405,556

	# of Series A Preferred Shares	Series A Preferred Shares Amount	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
June 30, 2022	—	—	53,007,082	$5,302	$276,989,179	$(204,345,197)	$(30,436)	$72,618,848
Stock issued pursuant to warrants exercised	—	—	1,250,000	125	1,624,875			1,625,000
Contingent shares issued pursuant to acquisition agreement	—	—	1,250,000	125	2,762,375	—	—	2,762,500
Stock-based compensation	—	—	—	—	1,026,008	—	—	1,026,008
Net loss	—	—	—	—	—	(7,699,760)	—	(7,699,760)
Foreign currency translation adjustment	—	—	—	—	—	—	(7,754)	(7,754)
September 30, 2022	—	—	55,507,082	5,552	282,402,437	(212,044,957)	(38,190)	70,324,842
Shares issued in lieu of interest on $1.2 million notes payable extension	—	—	198,439	20	204,372	—	—	204,392
Stock-based compensation	—	—	—	—	819,955	—	—	819,955
Net loss	—	—	—	—	—	(4,457,748)	—	(4,457,748)
Foreign currency translation adjustment	—	—	—	—	—	—	7,915	7,915

December 31, 2022	—	—	55,705,521	5,572	283,426,764	(216,502,705)	(30,275)	66,899,356
Shares and warrants issued pursuant to private placement offering	—	—	2,178,070	218	2,482,782	—	—	2,483,000
Restricted shares issued for services rendered	—	—	100,000	10	107,990	—	—	108,000
Stock-based compensation	—	—	—	—	968,203	—	—	968,203
Net loss	—	—	—	—	—	(4,328,296)	—	(4,328,296)

Foreign currency translation adjustment	—	—	—	—	—	—	(2,110)	(2,110)
March 31, 2023	—	$—	57,983,591	$5,800	$286,985,739	$(220,831,001)	$(32,385)	$66,128,153

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:	(As restated)
Net loss	$(72,694,219)	$(16,485,804)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	90,727	85,487
Change in fair value of contingent consideration	7,289,156	—
Loss on extinguishment of debt	120,018	—
Loss on extinguishment of contingent consideration liability	—	419,182
Stock based compensation expense	3,844,658	2,922,166
Intangible asset impairment	42,611,000	—
Restricted shares for services rendered	4,570,000	—
Amortization of discount on notes payable	494,809	223,863
Changes in assets and liabilities:
Other receivables	—	46
Prepaid expenses/deposits	798,741	689,273
Accounts payable	2,110,232	3,069,487
Accrued expenses	2,194,293	(407,433)
Other current liabilities	—	(18,520)
Operating leases, net	12,936	(10,684)
NET CASH USED IN OPERATING ACTIVITIES	(8,557,649)	(9,512,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable prior to acquisition	(1,225,779)	—
Cash received from acquisition	65,851	—
Purchase of property and equipment	(46,878)	(23,633)
NET CASH USED IN INVESTING ACTIVITIES	(1,206,806)	(23,633)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	3,645,000	—
Repayment of finance agreement	(646,128)	(840,992)
Proceeds from private placement	3,000,000	2,483,000
Proceeds from notes payable	1,710,000	—
Proceeds from exercise of warrants	341,865	1,625,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,050,737	3,267,008

Effect of exchange rates on cash	151,935	45,462

NET CHANGE IN CASH	(1,561,783)	(6,224,100)

CASH, BEGINNING OF PERIOD	1,874,480	9,172,142

CASH, END OF PERIOD	$312,697	$2,948,042

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$12,692	$43,627
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Finance agreement entered into in exchange for prepaid assets	$906,834	$1,139,875
Shares in lieu of interest on $1.2 million notes payable extension	$—	$204,392
Common shares issued for contingent earn out liability	$—	$2,762,500
Conversion of note payable for issuance of preferred stock	$2,000,001	$—
Common shares issued upon acquisition	$136,001,631	$—
Contingent consideration issued upon acquisition	$20,557,500	$—
Earn out shares issued in settlement of contingent liability	$7,775,656	—
Note payable settled through non-cash exercise of warrants	$2,000,000	$—
Debt discount related to notes payable	$301,841	$—

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

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment – Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized and depreciated upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from four to ten years (see Note 5).

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

For indefinite life intangible assets, such as IPR&D, on an annual basis on June 30th we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. For the year ended June 30, 2023, the carrying value of the IPR&D exceeded its fair value. Therefore, the Company recorded an impairment loss of $18,960,000 during the year ended June 30, 2023. During the quarter ended March 31, 2024, the Company recorded an impairment loss of $42,611,000 related to the termination of the license agreement with Weird Science LLC (see Note 6.)

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

The impact of the restatement on these financial statements by line item is as follows:

	As Reported	Change	As Restated
Indefinite life intangible assets	$44,945,255	$(34,190,000)	$10,755,255

Total other assets	$210,570,510	$(34,190,000)	$176,380,510
Total assets	$212,279,340	$(34,190,000)	$178,089,340
Accumulated deficit	$(274,757,816)	$(34,190,000)	$(308,947,816)
Total stockholders’ equity	$168,595,556	$(34,190,000)	$134,405,556
Total liabilities and stockholders’ equity	$212,279,340	$(34,190,000)	$178,089,340
Intangible asset impairment	$8,421,000	$34,190,000	$42,611,000
Total operating expenses for the three months ended March 31, 2024	$17,190,840	$34,190,000	$51,380,840
Total operating expenses for the nine months ended March 31, 2024	$30,345,029	$34,190,000	$64,535,029
Loss from operations three months ended March 31, 2024	$(17,190,840)	$(34,190,000)	$(51,380,840)
Loss from operations nine months ended March 31, 2024	$(30,345,029)	$(34,190,000)	$(64,535,029)
Net loss for the three months ended March 31, 2024	$(17,024,414)	$(34,190,000)	$(51,214,414)
Net loss for the nine months ended March 31, 2024	$(30,728,563)	$(34,190,000)	$(64,918,563)
Comprehensive loss for the three months ended March 31, 2024	$(15,963,213)	$(34,190,000)	$(50,153,213)
Comprehensive loss for the nine months ended March 31, 2024	$(29,664,711)	$(34,190,000)	$(63,854,711)
Basic and diluted net loss per share for the three months ended March 31, 2024	$(0.16)	$(0.32)	$(0.48)
Basic and diluted net loss per share for the nine months ended March 31, 2024	$(0.39)	$(0.43)	$(0.82)

Additionally, during the preparation of the Company’s Form 10-Q for the period ended December 31, 2024, the Company determined that certain warrants which were exercised during the three months ended March 31, 2024, had not been appropriately reflected as a component of the change in fair value of the contingent consideration during the three and nine months ended March 31, 2024. The number of shares underlying these warrants was 3,425,399 which had a fair value of $7,775,656 on the date of exercise.

The impact of the restatement on these financial statements by line item is as follows:

	As Reported	Change	As Restated
Common stock	$14,750	$343	$15,093
Additional paid-in capital	$442,304,652	$7,775,313	$450,079,965
Accumulated deficit	$(308,847,816)	$(7,775,656)	$(316,723,472)
Change in fair value of contingent consideration	$486,500	$(7,774,656)	$(7,289,156)
Net loss for the three months ended March 31, 2024	$(51,214,414)	$(7,774,656)	$(58,990,070)
Net loss for the nine months ended March 31, 2024	$(64,918,563)	$(7,774,656)	$(72,694,219)
Comprehensive loss for the three months ended March 31, 2024	$(50,152,213)	$(7,774,656)	$(57,928,869)
Comprehensive loss for the nine months ended March 31, 2024	$(63,854,711)	$(7,774,656)	$(71,630,368)
Basic and diluted net loss per share for the three months ended March 31, 2024	$(0.48)	$(0.06)	$(0.54)
Basic and diluted net loss per share for the nine months ended March 31, 2024	$(0.82)	$(0.09)	$(0.91)

RENOVARO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED RESTATED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of $58,990,070 and $72,694,219 for the three and nine months ended March 31, 2024, respectively. As of March 31, 2024, the Company had cash and cash equivalents of $312,697 and an accumulated deficit of $316,723,472 and a working capital deficit of $19,654,098. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

There were no Level 1, 2 or 3 assets, nor any Level 1 or 2 liabilities as of March 31, 2024.

Level 3 liabilities held as of March 31, 2024, consisted of a contingent consideration liability related to the February 13, 2014, acquisition of Renovaro Cube, (the “Acquisition”). As consideration for the Acquisition, the stockholders of Renovaro Cube received (i) 70,834,183 shares of Common Stock, (ii) the right to receive contingent shares pro rata upon the exercise of convertible notes, options, and warrants, which were outstanding at closing less (iii) an as of yet undefined discount of the number of shares to be issued as a result of any such exercise. The Company and the stockholders of Renovaro Cube have not determined or agreed on the amount of any such discount which may be applied towards future exercises. The contingent consideration liability was recorded at fair value of $20,557,500 at the time of acquisition and is subsequently remeasured to fair value at the end of each reporting period. At March 31, 2024, there were 8,474,146 contingent shares issuable in connection with the Acquisition of Renovaro Cube.

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

The following table sets forth the Level 3 liability at March 31, 2024, which is recorded on the consolidated balance sheet at fair value on a recurring basis. As required, this liability is classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2023	—	—	$—
Contingent consideration in Acquisition	—	—	20,557,500
Settlements	—	—	(7,775,656)
Fair value adjustment	—	—	7,289,156
Contingent Consideration Liability at March 31, 2024	—	—	$20,071,000

NOTE 5 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	Useful Life	March 31, 2024	June 30, 2023
Lab Equipment and Instruments	4-7	$617,882	$576,298
Leasehold Improvements	10	224,629	224,629
Furniture, Fixtures and Equipment	4-7	194,398	172,861
Total		1,036,909	973,788
Less Accumulated Depreciation		(547,994)	(464,799)
Net Property and Equipment		$488,915	$508,989

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

Common Stock —During the period ended March 31, 2024, the Company increased its authorized shares of Common Stock. The Company has 350,000,000 authorized shares of Common Stock, par value $0.0001 per share. At March 31, 2024, and June 30, 2023, there were 150,913,997 and 63,698,144 shares issued and outstanding, respectively. At March 31, 2024, the Company has 3,425,399 shares issuable, which are included in shares outstanding, related to the contingent consideration settlement (see Notes 4 and 12).

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

On February 15, 2024 the Company issued 50,000 shares of Common Stock for consulting services.

On February 16, 2024, the Company recognized 3,425,399 shares of common stock to be issued in settlement of the contingent consideration as a result of the Company’s acquisition of GEDi Cube Intl Ltd. As further described in Note 12.

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

Going Concern and Management’s Plans

The financial statements included elsewhere herein for the period ended March 31, 2024, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of March 31, 2024, we had cash and cash equivalents of $312,697, an accumulated deficit of $316,723,472 and a working capital deficit of $19,654,098 and total liabilities of $43,683,784. We have incurred significant losses from continuing operations, have used cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Increase/(Decrease)		March 31,		Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
	(As Restated)				(As Restated)
Operating Expenses
General and administrative	$7,652,379	$3,796,057	$3,856,322	102%	$19,558,981	$12,365,960	$7,193,021	58%
Research and development	1,087,156	239,137	848,019	355%	2,274,321	3,170,471	(896,150)	(28)%
Intangible assets impairment	42,611,000	—	42,611,000	100%	42,611,000	—	42,611,000	100%
Depreciation and amortization	30,305	28,242	2,063	7%	90,727	85,487	5,240	6%
Total Operating Expenses	51,380,840	4,063,436	47,317,404	1,164%	64,535,029	15,621,918	48,913,111	313%
LOSS FROM OPERATIONS	(51,380,840)	(4,063,436)	(47,317,404)	1,164%	(64,535,029)	(15,621,918)	(48,913,111)	313%
Other Income (Expenses)
Loss on extinguishment of debt	—	—	—	—%	(120,018)	—	(120,018)	100%
Loss on extinguishment of contingent consideration liability	—	—	—	—%	—	(419,182)	419,182	(100)%
Change in fair value of contingent consideration	(7,289,156)	—	(7,289,156)	100%	(7,289,156)	—	(7,289,156)	100%
Interest expense	(303,802)	(122,289)	(181,513)	148%	(758,057)	(310,766)	(447,291)	144%
Interest and other income (expense)	(16,272)	(142,571)	126,299	(89)%	8,041	(133,938)	141,979	(106)%
Total Other Income (Expense)	(7,609,230)	(264,860)	7,344,370	2,773%	(8,159,190)	(863,886)	7,295,304	844%
NET LOSS	$(58,990,070)	$(4,328,296)	$(54,661,774)	1,263%	$(72,694,219)	$(16,485,804)	$(56,208,415)	341%

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

The Company recorded other expense of $7,609,230 for the three months ended March 31, 2024, compared to other expense of $264,860 for the three months ended March 31, 2023, representing an increase in other expense of $7,344,370 or 2,773%. The variance is primarily due to an increase of $(7,289,156) in change in fair value of contingent consideration following the acquisition of GEDi Cube.

The Company recorded other expense of $8,159,190 for the nine months ended March 31, 2024, compared to other expense of $863,886 for the nine months ended March 31, 2023, representing a decrease in other expense of $7,295,304 or 844%. The variance is primarily due to the loss on extinguishment of contingent consideration liability of $419,182 in the prior period, and an increase of $(7,289,156) in change in fair value of contingent consideration in the current period, partially offset by an increase of $447,291 in interest expense in the current period.

Net Loss

Net loss for the three months ended March 31, 2024, and 2023, was $58,990,070 and $4,328,296, respectively, representing an increase in net loss of $54,661,774 or approximately 1,263%. The increase in net loss was primarily due to the indefinite life intangible assets impairment charge of $42,611,000, an increase in general and administrative expenses of $3,856,322 and an increase in the change in fair value of contingent consideration of ($7,289,156)

Net loss for the nine months ended March 31, 2024, and 2023, was $72,694,219 and $16,485,804, respectively, representing an increase in net loss of $56,208,415 or approximately 341%. The increase in net loss was primarily due to the indefinite life intangible assets impairment charge of $42,611,000, an increase in general and administrative expenses of $7,193,021 and an increase in the change in fair value of contingent consideration of ($7,289,156)

Liquidity and Capital Resources

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

Date: February 19, 2025	RENOVARO INC.

	By:	/s/ David Weinstein
David Weinstein
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nathen Fuentes
Nathen Fuentes
Chief Financial Officer
(Principal Financial and Accounting Officer)