Form 10-K/A
period 2024-06-30
RENOVARO INC.
filed 2025-02-19
CIK 1527728

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

 DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference to the registrant’s Amendment No. 1 on Form 10-K/A that was filed with the Securities and Exchange Commission on October 28, 2024.

 EXPLANATORY NOTE

Renovaro Inc. (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on October 10, 2024, as amended by that Annual Report on Form 10-K/A filed with the SEC on October 28, 2024 (the “2024 Form 10-K”) to (i) restate its financial statements as of and for the year ended June 30, 2024, which should no longer be relied on and are being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

 We are filing this Amendment to amend and restate the 2024 Form 10-K with modifications as necessary to reflect these restatements.

Background of Restatement

On February 18, 2025, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, based on the recommendation of the Company’s management, and after consultation with the Company’s independent registered public accounting firm, concluded that the Company’s previously consolidated financial statements for the year ended June 30, 2024 contained a material misstatement related to the exercising of certain warrants which impacted the change in fair value of the contingent consideration liability during February 2024. Accordingly, those financial statements should no longer be relied upon. Similarly, related reports filed with the Securities Exchange Commission (the “SEC”), earnings releases, press releases, shareholder communications, investor presentations or other communications describing relevant portions of the June 30, 2024, financial statements should no longer be relied upon. The Company is restating the June 30, 2024, financial statements within this Amendment.

During the preparation of the Company’s Form 10-Q for the period ended December 31, 2024, the Company determined that certain warrants which were exercised during the three months ended March 31, 2024, had not been appropriately reflected as a component of the change in fair value of the contingent consideration for the year ended June 30, 2024.

Refer to “Note 2 - Restatement of Previously Issued Financial Statements” of “Part II - Item 8. Financial Statements” (“Note 2”) for additional information.

Internal Control Considerations

Due to discovery of the error, the Company’s management re-evaluated the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of June 30, 2024 and believes the error relates to and is the result of a previously identified and reported material weakness which has been disclosed in our 2024 Form 10-K. The material weakness remained in place as of June 30, 2024. For a discussion of management’s consideration of disclosure controls and procedures, internal controls over financial reporting and the material weaknesses identified, see “Part II - Item 9A. Controls and Procedures” of this Amendment.

Items Amended in this Amendment

This Amendment amends and restates the following items included in the original filing as appropriate to reflect the restatement of the relevant periods:

●	Part II - Item 8. Financial Statements and Supplementary Data;

●	Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

●	Part IV, Item 15. Exhibits.

This Amendment includes new certifications by our principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 dated as of this filing in connection with this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

Except as described in Note 2, no other information included in the 2024 Form 10-K is being amended or updated by this Amendment and, other than as described herein, this Amendment does not purport to reflect any information or events subsequent to the 2024 Form 10-K. This Amendment continues to describe the conditions as of the date of the 2024 Form 10-K and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the 2024 Form 10-K. Accordingly, this Amendment should be read in conjunction with the 2024 Form 10-K and with our filings with the SEC subsequent to the 2024 Form 10-K.

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

Renovaro is a pre-clinical-stage biotechnology company and AI-driven healthcare technology company. Investment in biotechnology related to genetically modified cells is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales or otherwise to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended June 30, 2024, and 2023, respectively, we reported a net loss of $88,425,828 and $39,684,056. We had an accumulated deficit of $332 million and $244 million as of June 30, 2024 and 2023, respectively.

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

Litigation, regulatory proceedings, such as the investigations described above, as well as the related class action claims and lawsuits, and securities matters that we are currently facing or could face, can be protracted and expensive, and have results that are difficult to predict. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages and include claims for injunctive relief. Additionally, our legal costs for any of these matters, either alone or in the aggregate, could be significant. Adverse outcomes with respect to any of these legal or regulatory proceedings may result in significant settlement costs or judgments, penalties, and fines. Even if these proceedings are resolved in our favor, the time and resources necessary to resolve them could divert the resources of our management and require significant expenditures. See Note 11 - Commitments and Contingencies in the Notes to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K and the section titled “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K.

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

Going Concern and Management’s Plans

The financial statements included elsewhere herein for the year ended June 30, 2024, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of June 30, 2024, we had cash and cash equivalents of $220,467, an accumulated deficit of $332,455,081 and total liabilities of $31,152,306. We have incurred losses from continuing operations, have used cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

	For the Years Ended
	June 30,		Increase/(Decrease)
	2024	2023	$	%
Operating Expenses
General and administrative	$24,557,608	$15,318,198	9,239,410	60%
Research and development	2,708,829	4,165,197	(1,456,368)	(35)%
Intangible asset impairment	42,611,000	18,960,000	23,651,000	125%
Goodwill impairment	11,640,000	—	11,640,000	100%
Depreciation and amortization	121,859	113,496	8,363	7%
Total Operating Expenses	81,639,296	38,556,891	43,082,405	112%
LOSS FROM OPERATIONS	(81,639,296)	(38,556,891)	(43,082,405)	112%

Other Income (Expense)
Change in fair value of contingent consideration	(3,048,183)	—	(3,048,183)	100%
Loss on extinguishment of debt	(1,303,578)	—	(1,303,578)	(100)%
Loss on extinguishment of contingent consideration liability	—	(419,182)	419,182	(100)%
Interest expense	(1,011,322)	(580,344)	(430,978)	74%
Gain (loss) on foreign currency transactions	—	(1,019)	1,019	(100)%
Interest and other income (expense)	(1,423,449)	(126,620)	(1,296,829)	1,024%
Total Other Income (Expense)	(6,786,532)	(1,127,165)	(5,659,367)	502%

NET LOSS	$(88,425,828)	$(39,684,056)	(48,741,772)	123%

	For the Years Ended
	June 30,		Increase/(Decrease)
	2024	2023	$	%

Net Loss	$(88,425,828)	$(39,684,056)	$(48,741,772)	123%
Other Comprehensive Income (Loss)
Foreign Currency Translation, net of taxes	(140,964)	554	(141,518)	(25,545)%

Comprehensive Loss	$(88,566,792)	$(39,683,502)	$(48,883,290)	123%

Revenues

We are a pre-revenue, pre-clinical biotechnology and artificial intelligence driven healthcare technology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Operating Expenses

Our operating expenses for the years ended June 30, 2024 and 2023 were $81,639,296 and $38,556,891, respectively, representing an increase of $43,082,405 or 112%. The largest contributors to the increase in operating expenses for the year ended June 30, 2024, were the increase in the non-cash intangible asset impairment of $23,651,000 (see Note 66 to the Financial Statements), increase in the non-cash goodwill impairment of $11,640,000 and the increase in general and administrative expenses of $9,239,410 partially offset by the decrease in research and development expenses of $1,456,368 compared to the year ended June 30, 2023.

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

Other Income (Expenses)

Net other income (expenses) for the years ended June 30, 2024 and 2023 was $(6,786,532) and $(1,127,165), respectively, representing an increase of $5,659,367 or 502%. The increase in other income was due primarily to the change in the fair value of the contingent consideration in the amount of $(3,048,183), which resulted from the mark to market adjustment on the remaining contingent consideration liability in the year ended June 30, 2024, offset by a loss on extinguishment of debt in the amount of $1,303,578 and interest and other expense of $1,423,449.

Net Loss

Net loss for the years ended June 30, 2024 and June 30, 2023 was $88,425,828 and $39,684,056, respectively, representing an increase in net loss of $48,741,772 or 123%. The increase in net loss was primarily due to the increase of non-cash intangible asset impairment of $23,651,000, the non-cash goodwill impairment of $11,640,000 and the increase in general and administrative expenses of $9,239,410 offset by the change in fair value of contingent consideration of $(3,048,183) and by the $1,456,368 decrease in research and development expenses.

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

Equity

On February 15, 2024, the Company closed a private placement of 344,827 shares of Common Stock, $0.0001 par value, at $2.90 per share for aggregate proceeds to the Company of $1,000,000 in cash (see Note 10 to the Financial Statements).

On August 1, 2023, the Company closed a private placement of 280,505 units (the “Units”), each consisting of (i) one share of the Company’s Series A Convertible Preferred Stock, (the “Preferred Stock”) and (ii) one common stock purchase warrant (each, a “Warrant”, and together with the Units and the shares of Preferred Stock, the “Securities”) to purchase five shares of the Company’s common stock, at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $2,000,000 in cash. In addition, the Company issued 280,505 Units in connection with the conversion of $2,000,000 of the Promissory Note (see Note 10 to the Financial Statements).

The Company issued an aggregate of 561,010 shares of Preferred Stock, which were initially convertible into an aggregate of 5,610,100 shares of common stock. In connection with the Private Placement, the Company sold Warrants to purchase an aggregate of 2,805,050 shares of common stock. The Warrants are exercisable for five years from the date of issuance and have an exercise price of $0.65 per share, payable in cash (see Note 10 to the Financial Statements).

Warrant Exercises

On December 4, 2023, the Company issued 525,945 shares of Common Stock pursuant to warrants exercised for cash proceeds of $341,865 (see Note 10 to the Financial Statements).

On February 20, 2024, 2,953,700 warrants outstanding were exercised at prices ranging from $0.53 to $0.65 per share and the aggregate $1,750,000 of a promissory note held by the holder was applied to the exercise price of the warrants (see Note 10 to the Financial Statements).

On February 20, 2024, 471,699 warrants outstanding were exercised at $0.53 per share valued at $250,000. A promissory note held by the holder was applied to the exercise price of the warrants in lieu of cash proceeds (see Note 10 to the Financial Statements).

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

On June 14, 2024, the Company sold 344,966 of the Company’s units, each such unit consisting of (i) one share of the Company’s common stock, $0.0001 par value per share and (ii) one common stock purchase warrant to purchase one-tenth of a share of Common Stock (a “Unit”), to the holder of the March 2024 Note in consideration for the total $512,361 in principal amount and interest accrued under the March 2024 Note. The warrants are exercisable for five years from the date of issuance and have an exercise price of $1.4726 per share, payable in cash (see Note 88 to the Financial Statements).

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

On June 14, 2024, the Company sold 325,508 of the Company’s Units, each such Unit consisting of (i) one share of the Company’s common stock, $0.0001 par value per share and (ii) one common stock purchase warrant to purchase one-tenth of a share of Common Stock, to the holder of the January 2024 Note I in consideration for the total $483,460 in principal amount and interest accrued under the January 2024 Note I. The warrants are exercisable for five years from the date of issuance and have an exercise price of $1.4726 per share, payable in cash The January 2024 Notes principal balance at June 30, 2024, is $125,000 (see Note 88 to the Financial Statements).

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

On June 14, 2024, in a private placement the Company sold 317,715 Units to an investor who surrendered and terminated $440,000 in aggregate principal amount and $28,453 of interest accrued on the December Notes and paid in cash an aggregate amount of $66,000 to the Company in consideration for the Units, each such Unit consisting of (i) one share of the Company’s common stock, $0.0001 par value per share and (ii) one common stock purchase warrant to purchase one-tenth of a share of Common Stock. The warrants are exercisable for five years from the date of issuance and have an exercise price of $1.4726 per share, payable in cash. The December Notes principal balance at June 30, 2024, is $120,000 (see Note 8 to the Financial Statements).

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

  For the year ended June 30, 2024, discount amortization of $78,567 was charged to interest expense and $26,696 of discount amortization was charged to other income and expense due to the early termination of the notes, respectively. In the year ended June 30, 2024, the Company recorded interest expense of $189,614 related to the 2023 Notes. The 2023 Notes balance, net of discount at June 30, 2024 is zero (see Note 8 to the Financial Statements).

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

On November 22, 2023, Renovaro Cube entered into a loan agreement where the holder agreed to loan the Company up to £500,000 (approximately $624,000 USD). The note had a repayment date occurring the first business day after the first anniversary of the draw down of the loan. The first draw down of £250,000 occurred on November 27, 2023, and the second draw down of approximately £250,000 occurred on December 13, 2023. The Company paid interest on the loan at the rate of 10% per annum. Interest was accrued quarterly in arrears on the last business day of March, June, September, and December and was payable on the repayment date. On June 14, 2024 the Company sold 454,708 Units to the holder and terminated $665,387 in aggregate principal amount and accrued interest and received in cash an aggregate amount of $100,400 in consideration for the Units which was applied against the loan. For the year ended June 30, 2024, the Company recorded $36,388 of interest expense related to this loan. The total amount of the loan at June 30, 2024, is zero (see Note 8 to the Financial Statements).

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000 (the “November 2023 Note”). The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the Note. The November 2023 Note bears an interest rate of 12% per annum and was due to mature on January 1, 2024 (the “Maturity Date”). On January 1, 2024, the Company entered into an amendment with RS Bio for the November 2023 Note to extend the maturity date to March 1, 2024 and was extended to December 31, 2024. The Company is required to pay interest on the maturity date. The November 2023 Note will be accounted for under ASC 470-20, and all proceeds received from the issuance will be recognized as a liability on the balance sheet net of discount. On February 16, 2024, the Company received notice from the holder to exercise 471,699 warrants outstanding at $0.53 per share and apply $250,000 of the note balance to the exercise price of the warrants. For the year ended June 30, 2024, discount amortization of $50,000 was charged to interest expense. As of June 30, 2024, the Company accrued $69,083 of interest expense that is included in accrued expenses on the balance sheet. The November 2023 Note balance, net of discount at June 30, 2024 is $750,000 (see Note 8 to the Financial Statements).

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

On July 31, 2023, the Company and the Holder agreed to amend the Promissory Note (the “Fourth Amendment”) to provide the Holder with limited conversion rights in connection with the Company’s next private placement. Per the terms of the Fourth Amendment, the Holder could elect to convert $2 million of the outstanding principal balance of the Promissory Note into the Units being offered in a private placement at the price per Unit being paid by the investors in the private placement (the “Conversion Right”). On August 1, 2023, the Holder notified the Company of its election to exercise the Conversion Right. As a result, $2 million of the outstanding principal balance of the Promissory Note was converted into 280,505 Units at $7.13 per unit, comprised of an aggregate of (i) 280,505 shares of Series A Convertible Preferred Stock of the Company and (ii) Warrants to purchase an aggregate of 1,402,525 shares of Common Stock with an exercise price of $0.65 per share. The Series A Convertible Preferred Stock acquired by the Holder was initially convertible into 2,805,050 shares of Common Stock. A $3 million principal balance remained outstanding under the Promissory Note after the foregoing conversion. The Company concluded that in accordance with ASC 470-20-40-4, the difference between the fair value of the Preferred Shares and warrants and the carrying value of the portion of the Note being converted should be recognized as an extinguishment. The extinguishment loss of $120,018 is recorded in Other Income/Loss in the Statement of Operations. On November 30, 2023, the Company and the Holder agreed to amend the Promissory Note (the “Fifth Amendment”) such that the Company and the Holder extended the maturity of the original Promissory Note until February 29, 2024. In addition, all interest payable from November 30, 2023 to the Maturity Date was payable and is currently payable by the Company as of November 30, 2023. On February 16, 2024, the Company received notice from the Holder to exercise 2,953,700 warrants outstanding ranging from $0.53 to $0.65 per share and apply $1,750,000 of the note balance to the exercise price of the warrants. On February 29, 2024, the Company and the Holder agreed to amend the Promissory Note (the “Sixth Amendment”) to where the Company and the Holder extended the maturity of the original Promissory Note until May 1, 2024. On May 1, 2024, the Company and the Holder agreed to amend the Promissory Note (the “Seventh Amendment”) to extend the maturity of the original Promissory Note until August 1, 2024. On June 14, 2024 the Holder requested the Company repay $418,503 of the Promissory Note. The Company applied $100,440 and $318,063 owed to the Company pursuant to certain Subscription Agreements. As such, payment of the 2020 Note Repayment decreased the principal amount by $418,503. For the year ended June 30, 2024 and 2023, discount amortization of $393,763 and $348,621 was charged to interest expense. The Promissory Note balance, net of discount at June 30, 2024 is $824,418 (see Note 8 to the Financial Statements).

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

Impairment of Goodwill and Indefinite Lived Intangible Assets – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess. The annual fair value analysis performed on goodwill supported that goodwill was impaired as of June 30, 2024. The Company recorded an impairment loss of $11,640,000 related to goodwill for the year ended June 30, 2024 (see Note 6 to the financial statements).

For indefinite-lived intangible assets, such as licenses acquired as an In-Process Research and Development (“IPR&D”) asset, on an annual basis we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. For the years ended June 30, 2024 and 2023, the carrying value of the licenses acquired as an IPR&D asset exceeded its fair value, due to changes in the projected economic benefits to be realized from these assets. Therefore, the Company recorded impairment losses of $42,611,000 and $18,960,000 during the years ended June 30, 2024 and 2023, respectively (see Note 6 to the financial statements).

The carrying values of IPR&D and goodwill at June 30, 2024, were zero and $159,330,161, respectively.

Fair Value of Financial Instruments – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. There were no Level 1, 2, or 3 assets, nor any Level 1, or 2 liabilities measured at fair value on a recurring basis as of June 30, 2024. Level 3 liabilities held as of June 30, 2024, consisted of a contingent consideration liability related to the February 13, 2024, acquisition of Renovaro Cube (see Note 4.) There were no Level 1, 2, or 3 assets, nor any Level 1, 2, or 3 liabilities measured at fair value on a recurring basis as of June 30, 2023.

Stock-Based Compensation - The Company has granted stock options, restricted share units (“RSUs”) and warrants to certain employees, officers, directors, and consultants. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock based compensation costs for the vesting of options and RSUs granted to certain employees, officers, directors, and consultants for the years ended June 30, 2024 and 2023 were $4,673,129 and $3,535,051, respectively (see Note 10 to the Financial Statements).

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

The Company records stock-based compensation for services received from non-employees in accordance with ASC 718, Compensation—Stock Compensation Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the consultants’ required service period, which is generally the vesting period (see Note 10 to the Financial Statements.)

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the financial statements as of and for the year ended June 30, 2024 have been restated to correct misstatements.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred substantial recurring losses from operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill Impairment Assessment

Critical Audit Matter Description

As of June 30, 2024, the carrying value of goodwill was $159,330,161 which related in its entirety to goodwill acquired in the GediCube Intl Ltd (“GediCube”) acquisition on February 13, 2024. In addition, during the year ended June 30, 2024, the Company fully impaired previously recorded goodwill totaling $11,640,000 related to the Company’s legacy RenB reporting unit. As described in notes 1 and 6 to the consolidated financial statements, the Company tests goodwill for impairment annually at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. The Company’s annual assessment date is June 30, 2024. In relation to goodwill related to the GediCube acquisition, the Company performed a qualitative assessment on such date and concluded that it was not more likely than not that the reporting unit’s fair value was less than its carrying amount. To assess the goodwill of the RenB reporting unit for impairment, management estimated the fair value of goodwill using a discounted cash flow model. The determination of the fair value requires management to make significant estimates and assumptions.

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

Draper, UT

October 10, 2024, (February 18, 2025, as to the effect of the restatement described in Note 2)

RENOVARO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2024	2023
	(As restated)
ASSETS
CURRENT ASSETS:
Cash	$220,467	$1,874,480
Insurance receivable	1,108,247	—
Prepaids and other assets	668,929	690,925
Total Current Assets	1,997,643	2,565,405

Property and equipment, net	482,121	508,989

OTHER ASSETS
Definite life intangible assets, net	30,043	39,676
Indefinite life intangible assets, net	—	42,611,000
Goodwill	159,330,161	11,640,000
Deposits and other assets	19,849	21,741
Operating lease right-of-use assets	1,269,633	913,985
Total Other Assets	160,649,686	55,226,402

TOTAL ASSETS	$163,129,450	$58,300,796
LIABILITIES

CURRENT LIABILITIES:
Accounts payable – trade	$9,448,683	$5,296,823
Accrued expenses	5,311,324	723,173
Other current liabilities	295,361	184,733
Contingent consideration liability	12,310,000	—
Convertible notes payable	245,000	—
Current portion of operating lease liabilities	493,553	193,422
Notes payable – related parties, net	2,205,996	4,624,947
Total Current Liabilities	30,309,917	11,023,098

NON-CURRENT LIABILITIES:
Operating lease liabilities, net of current portion	842,389	775,587
Total Non-Current Liabilities	842,389	775,587
Total Liabilities	31,152,306	11,798,685

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 350,000,000 shares authorized, 158,452,644 shares issued and outstanding at June 30, 2024; 63,698,144 shares issued and outstanding at June 30, 2023	15,847	6,371
Additional paid-in capital	464,587,224	290,554,875
Accumulated deficit	(332,455,081)	(244,029,253)
Accumulated other comprehensive (loss)	(170,846)	(29,882)
Total Stockholders’ Equity	131,977,144	46,502,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$163,129,450	$58,300,796

The accompanying notes are an integral part of these consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2024	2023
	(As restated)
Operating Expenses
General and administrative	$24,557,608	$15,318,198
Research and development	2,708,829	4,165,197
Intangible asset impairment	42,611,000	18,960,000
Goodwill impairment	11,640,000	—
Depreciation and amortization	121,859	113,496
Total Operating Expenses	81,639,296	38,556,891
LOSS FROM OPERATIONS	(81,639,296)	(38,556,891)

Other Income (Expense)
Change in fair value of contingent consideration	(3,048,183)	—
Loss on extinguishment of debt	(1,303,578)	—
Loss on extinguishment of contingent consideration liability	—	(419,182)
Interest expense	(1,011,322)	(580,344)
Gain (loss) on foreign currency transactions	—	(1,019)
Interest income and other income (expense)	(1,423,449)	(126,620)
Total Other Income (Expense)	(6,786,532)	(1,127,165)

NET LOSS	$(88,425,828)	$(39,684,056)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.91)	$(0.71)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	97,511,557	56,265,362

The accompanying notes are an integral part of these consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	June 30,
	2024	2023
	(As restated)
Net Loss	$(88,425,828)	$(39,684,056)
Other Comprehensive Income (Loss)
Foreign currency translation, net of taxes	(140,964)	554

Comprehensive Loss	$(88,566,792)	$(39,683,502)

The accompanying notes are an integral part of these consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended June 30, 2024 and June 30, 2023

	# of Preferred Shares	Preferred Shares Amount	# of Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance June 30, 2022	—	—	53,007,082	$5,302	$276,989,179	$(204,345,197)	$(30,436)	$72,618,848
Stock issued pursuant to warrants exercised	—	—	1,250,000	125	1,624,875	—	—	1,625,000
Earn-out shares issued	—	—	1,250,000	125	2,762,375	—	—	2,762,500
Shares issued for interest on $1.2 million notes payable extension	—	—	198,439	20	204,372	—	—	204,392
Issuance of common stock and warrants under private placement offering	—	—	4,832,452	483	4,011,339	—	—	4,011,822
Restricted shares issued for services rendered	—	—	200,000	20	227,980	—	—	228,000
Conversion of convertible promissory notes	—	—	2,264,150	226	1,199,774	—	—	1,200,000
Issuance of restricted commitment shares	—	—	696,021	70	(70)	—	—	—
Stock-based compensation	—	—	—	—	3,535,051	—	—	3,535,051
Net loss	—	—	—	—	—	(39,684,056)	—	(39,684,056)
Foreign currency translation adjustment	—	—	—	—	—	—	554	554
Balance June 30, 2023	—	—	63,698,144	6,371	290,554,875	(244,029,253)	(29,882)	46,502,111
Issuance of preferred stock and warrants in private placement	280,505	28	—	—	1,999,972	—	—	2,000,000
Issuance of preferred stock and warrants for conversion of Note Payable	280,505	28	—	—	1,999,973	—	—	2,000,001
Restricted shares issued for services rendered	—	—	3,083,760	308	4,663,882	—	—	4,664,190
Exercise of warrants	—	—	3,951,344	396	2,341,470	—	—	2,341,866
Issuance of common stock and warrants under private placement offering in settlement of debt	—	—	5,660,042	566	10,575,759	—	—	10,576,106
Shares issuable for settlement of contingent consideration	—	—	5,615,071	562	11,295,121	—	—	11,295,783
Issuance of common stock pursuant to acquisition of GEDi Cube	—	—	70,834,183	7,083	135,994,548	—	—	136,001,631
Preferred stock converted to common stock pursuant to acquisition of GEDi Cube	(561,010)	(56)	5,610,100	561	(505)	—	—	—
Issuance of options for services rendered	—	—	—	—	489,000	—	—	489,000
Stock-based compensation	—	—	—	—	4,673,129	—	—	4,673,129
Net loss	—	—	—	—	—	(88,425,828)	—	(88,425,828)
Foreign currency translation adjustment	—	—	—	—	—	—	(140,964)	(140,964)
Balance June 30, 2024	—	$—	158,452,644	$15,847	$464,587,224	$(332,455,081)	$(170,846)	$131,977,144

 The accompanying notes are an integral part of these consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,425,828)	$(39,684,056)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	121,859	113,496
Change in fair value of contingent consideration	3,048,183	—
Loss on extinguishment of contingent consideration liability	—	419,182
Loss on extinguishment of debt	1,303,578
Non-cash stock-based compensation expense	4,673,129	3,535,051
Non-cash restricted shares issued for services rendered	4,664,190	228,000
Intangible asset impairment	42,611,000	18,960,000
Goodwill impairment	11,640,000	—
Amortization of discount on note payable	580,605	348,621
Changes in assets and liabilities:
Insurance receivable	(1,108,247)	46
Prepaid expenses/deposits	1,082,267	1,070,249
Accounts payable	4,057,282	3,894,955
Other current liabilities	—	(54,060)
Operating leases, net	11,284	(27,224)
Accrued expenses	4,769,268	(578,809)
NET CASH USED IN OPERATING ACTIVITIES	(10,971,430)	(11,774,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable prior to acquisition	(1,255,600)	—
Cash received from acquisition, net	65,851	—
Purchase of property and equipment	(70,430)	(29,774)
NET CASH USED IN INVESTING ACTIVITIES	(1,260,179)	(29,774)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of finance agreement	(870,073)	(1,121,767)
Proceeds from exercise of warrants	341,865	1,625,000
Proceeds from private placements	3,000,000	4,011,823
Proceeds from issuance of promissory notes	3,770,512	—
Proceeds from convertible notes payable	4,275,151	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,517,455	4,515,056

Effect of exchange rates on cash	60,141	(8,395)
NET INCREASE (DECREASE) IN CASH	(1,654,013)	(7,297,662)

CASH, BEGINNING OF PERIOD	1,874,480	9,172,142

CASH, END OF PERIOD	$220,467	$1,874,480
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid during the year for:
Interest	$20,128	$352,334
Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent Shares issued pursuant to Acquisition Agreement	$—	$2,762,500
Shares in lieu of interest on $1.2 million notes payable extension	$—	$204,392
Finance agreement entered into in exchange for prepaid assets	$906,834	$1,139,875
Conversion of note payable for issuance of preferred stock	$2,000,001	$—
Note payable settled through non-cash exercise of warrants	$2,000,000	$—
Debt discount related to notes payable	$339,342	$—
Common shares issued upon acquisition	$136,001,631	$—
Contingent consideration issued upon acquisition	$20,557,500	$—
Common shares issued upon settlement of debt	$9,582,912	$—
Earn out shares issued in settlement of contingent liability	$11,295,683	$—
Options issued in settlement of debt	$489,000	$—
Settlement of notes payable	$418,503	$—

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

Renovaro Biosciences Denmark ApS (“Renovaro Denmark”), formerly Enochian Biosciences Denmark ApS a Danish corporation was incorporated on April 1, 2001. On February 12, 2014, in accordance with the terms and conditions of a Share Exchange Agreement, the Company acquired Renovaro Denmark and it became a 100% owned subsidiary of Renovaro subject to 185,053 shares of Common Stock of Renovaro held in escrow according to Danish law (the “Escrow Shares”). As of June 30, 2024, there are 17,414 Escrow Shares remaining (see Note 10.)

On February 13, 2024, the Company acquired 100% of Renovaro Cube. As a result of the acquisition, Renovaro Cube became a wholly-owned subsidiary of the Company (see Note 13.)

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

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes (see Note 9.)

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

Fair Value of Financial Instruments – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. There were no Level 1, 2, or 3 assets, nor any Level 1, or 2 liabilities measured at fair value on a recurring basis as of June 30, 2024. Level 3 liabilities held as of June 30, 2024, consisted of a contingent consideration liability related to the February 13, 2024, acquisition of Renovaro Cube (see Note 4.) There were no Level 1, 2, or 3 assets, nor any Level 1, 2, or 3 liabilities measured at fair value on a recurring basis as of June 30, 2023.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

During the preparation of the Company’s Form 10-Q for the period ended December 31, 2024, the Company determined that certain warrants which were exercised during the three months ended March 31, 2024, had not been appropriately reflected as a component of the change in fair value of the contingent consideration for the year ended June 30, 2024. The number of shares underlying these warrants was 3,425,399 which had a fair value of $7,775,656 on the date of exercise.

The impact of the restatement on these financial statements by line item is as follows:

	As Reported	Change	As Restated
Common stock	$15,504	$343	$15,847
Additional paid-in capital	$456,811,911	$7,775,313	$464,587,224
Accumulated deficit	$(324,679,425)	$(7,775,656)	$(332,455,081)
Change in fair value of contingent consideration	$4,727,473	$(7,775,656)	$(3,048,183)
Net loss	$(80,650,172)	$(7,775,656)	$(88,425,828)
Comprehensive loss	$(80,791,136)	$(7,775,656)	$(88,566,792)
Basic and diluted net loss per share	$(0.84)	$(0.07)	$(0.91)

NOTE 3 – GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of $88,425,828 and $39,684,056 for the years ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had cash and cash equivalents of $220,467 and an accumulated deficit of $332,455,081 and a working capital deficit of $28,312,274. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The following table sets forth the Level 3 liability at June 30, 2024, which is recorded on the consolidated balance sheet at fair value on a recurring basis. As required, this liability is classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2023	—	—	$—
Contingent consideration in Acquisition	—	—	20,557,500
Settlements: contingent shares to be issued	—	—	(11,295,683)
Fair value adjustment	—	—	3,048,183
Contingent Consideration Liability at June 30, 2024	—	—	$12,310,000

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2024 and 2023:

	Useful Life	June 30, 2024	June 30, 2023
Lab equipment and instruments	4-7	$639,998	$576,298
Leasehold improvements	10	224,629	224,629
Furniture, fixtures, and equipment	4-7	195,834	172,861
Total		1,060,461	973,788
Less accumulated depreciation		(578,340)	(464,799)
Net Property and Equipment		$482,121	$508,989

Depreciation expense amounted to $113,563 and $107,321 for the years ended June 30, 2024 and 2023, respectively.

NOTE 6 — INTANGIBLE ASSETS AND GOODWILL

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

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax assets (liabilities) at June 30, 2024 and 2023:

	June 30
	2024	2023
Excess of tax over book depreciation of fixed assets	$8,258	$8,258
Excess of tax over book depreciation of patents	8,415	8,415
Stock/options compensation	6,672,252	3,885,996
Depreciation and amortization	188,422	152,059
Net operating loss carryforwards	148,832,041	140,547,314
Impairment expense	16,188,497	—
Contingent consideration fair value	(909,577)	—
Change in tax rate	—	—
Valuation allowance	(170,988,308)	(144,602,042)
Total Deferred Tax Assets (Liabilities)	$—	$—

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the years ended June 30, 2024 and 2023:

	Years ended June 30,
	2024	2023

Computed tax at expected statutory rate	$(24,066,011)	$(70,341,751)
Non-US income taxed at different rates	—	—
Non-deductible expenses / other items	—	—
Valuation allowance	24,066,011	70,341,751
Income Tax Expense (Benefit)	$—	$—

The components of income tax expense (benefit) from continuing operations for the years ended June 30, 2024 and 2023 consisted of the following:

	Years ended June 30,
	2024	2023
Current Income Tax Expense
Danish income tax (benefit)	$—	$—
Total Current Tax Expense (Benefit)	$—	$—

Deferred Income Tax Expense (Benefit)
Excess of tax over book depreciation of fixed assets	$8,258	$8,258
Excess of tax over book depreciation of patents	8,415	8,415
Stock/options compensation	6,672,252	3,885,996
Depreciation and amortization	188,422	152,059
Net operating loss carryforwards	148,832,041	140,547,314
Impairment expense	16,188,497	—
Contingent consideration fair value	(909,577)
Change in tax rate	—	—
Change in the valuation allowance	(170,988,308)	(144,602,042)
Total Deferred Tax Expense	$—	$—

Deferred income tax expense (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 10 — STOCKHOLDERS’ EQUITY

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

Common Stock — The Company has 350,000,000 authorized shares of Common Stock, par value $0.0001 per share. At June 30, 2024 and 2023, there were 158,452,644 and 63,698,144 shares issued and outstanding, respectively. At June 30, 2024 the Company has 5,615,071 shares issuable, which are included in shares outstanding, related to the contingent consideration settlement (see Notes 4 and 13).

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

During the years ended June 30, 2024 and June 30, 2023 no shares of Common Stock to Lincoln Park were sold under the Purchase Agreement.

 Preferred Stock Issuances

On August 1, 2023, the Company closed a private placement of 280,505 units (the “Units”), each consisting of (i) one share of the Company’s Series A Convertible Preferred Stock, (the “Preferred Stock”) and (ii) one Common Stock purchase warrant (each, a “Warrant”, and together with the Units and the shares of Preferred Stock, the “Securities”) to purchase five shares of the Company’s Common Stock, at a price per Unit equal to $7.13 for aggregate proceeds to the Company of $2,000,000 in cash. In addition, the Company issued 280,505 Units in connection with the conversion of $2,000,000 of the Promissory Note (see Note 8).

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

On February 13, 2024 pursuant to the acquisition of Renovaro Cube, the 561,010 shares of Preferred Stock were converted into an aggregate of 5,610,100 shares of Common Stock. As of June 30, 2024 there were zero shares of Preferred Stock outstanding. The extinguishment loss of $120,018 is recorded in Other Income/Loss in the Statement of Operations (see Note 8).

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

On February 20, 2024, 471,699 warrants outstanding were exercised at $0.53 per share valued at $250,000. A promissory note held by the holder was applied to the exercise price of the warrants in lieu of cash proceeds (see Note 9).

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

On February 13, 2024, the Company issued 70,834,183 valued at $136,001,631 (see Note 13) shares of Common Stock pursuant to the Stock Purchase Agreement of Renovaro Cube.

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

On December 30, 2022, the Company issued 198,439 shares of Common stock valued at $204,392 based on the closing price of the common stock on that date, issued in lieu of prepaid interest related to the amended and restated secured notes (see Note 8).

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

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

Shares held for non-consenting shareholders – The 17,414 remaining shares of Common Stock related to the Acquisition of Renovaro Denmark have been reflected as issued and outstanding in the accompanying financial statements. There were zero shares of Common Stock issued to such non-consenting stockholders during the years ended June 30, 2024 and 2023 (see Note 10.)

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

NOTE 12 — RELATED PARTY TRANSACTIONS

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

On February 5, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263. The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The Note bears an interest rate of 12% per annum and matured on March 1, 2024 . The obligations under this Note are secured by the Amended and Restated Security Agreement (see Note 8). The Company is required to pay interest on the maturity date. For the year ended June 30, 2024, discount amortization of $5,263 was charged to interest expense. As of June 30, 2024, the Company accrued $6,316 of interest expense that is included in accrued expenses on the balance sheet. The Note balance, net of discount at June 30, 2024 is $105,263 (see Note 8.)

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315 (the “January 2024 Note”). The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The January 2024 Note bears an interest rate of 12% per annum and shall mature on March 1, 2024 (the “Maturity Date”) is past due. The Company is required to pay interest on the maturity date. For the year ended June 30, 2024, discount amortization of $26,315 was charged to interest expense. As of June 30, 2024, the Company accrued $31,579 of interest expense that is included in accrued expenses on the balance sheet. The January 2024 Note balance, net of discount at June 30, 2024 is $526,315 (see Note 8.) In connection with the entry into the January 2024 Note, the Company and Paseco ApS agreed to amend and restate the Security Agreement (see Note 8) to add the Company’s obligations under the November 2023 Note and the January 2024 Note to the Secured Obligations (as defined in the Amended and Restated Security Agreement).

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

NOTE 13 — ACQUISITION

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

NOTE 14 — SEGMENT REPORTING

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

	Operating loss	Assets
United States	$80,470,579	$2,998,311
Netherlands	1,168,717	160,131,139
	$81,639,296	$163,129,450

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

Information regarding each reportable segment for the year ended June 30, 2024 is as follows:

	RENB	RENC	Total
General and administrative	$23,449,158	$1,108,450	$24,557,608
Research and development	2,651,971	56,858	2,708,829
Intangible asset impairment	42,611,000	—	42,611,000
Goodwill impairment	11,640,000	—	11,640,000
Depreciation and amortization	118,450	3,409	121,859

Segment operating loss	$80,470,579	$1,168,717	$81,639,296

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

NOTE 15 — SUBSEQUENT EVENTS

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on October 28, 2024 and is hereby incorporated by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on October 28, 2024 and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on October 28, 2024 and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on October 28, 2024 and is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on October 28, 2024 and is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference
2.1	Stock Purchase Agreement, dated as of September 28, 2023, by and among Renovaro Biosciences Inc., GEDi Cube Intl Ltd., Yalla Yalla Ltd., in its capacity as Sellers’ Representative, and the Sellers party thereto	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on September 29, 2023

2.2	Second Amendment to Stock Purchase Agreement, dated February 13, 2024, by and among Renovaro Inc., GEDi Cube Intl Ltd., the sellers party thereto and Yalla Yalla Ltd	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 14, 2024

3.1	Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on February 14, 2024

3.2	Amended and Restated Bylaws	Incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2019.

4.1	Registration Rights Agreement, dated February 13, 2024, by and among Renovaro Inc. Gedi Cube Intl Ltd, and the shareholders of Gedi Cube Intl Ltd named the Sellers named thereto	Incorporated herein by reference to exhibit to the Company’s Form 8-K filed with the SEC on February 14, 2024

4.2	Promissory Note dated March 30, 2020 issued to Paseco ApS	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 31, 2020.

4.3	Amendment No.2 to Promissory Note, dated May 17, 2022	Incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-K filed with the SEC on February 27, 2023.

4.4	Amendment No.3 to Promissory Note, effective December 30, 2022	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 23, 2023.

4.5	Amendment No. 4 to Promissory Note, effective July 31, 2023	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 7, 2023

4.6	Description of Securities	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-K filed with the SEC on September 30, 2020.

4.7	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on April 3, 2023

4.8	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 7, 2023

4.9	Form of Warrant	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 21, 2024

4.10	Form of 5% Original Issue Discount Convertible Promissory Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 10, 2023

10.1	2019 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020.

10.2	2023 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K/A filed with the SEC on October 30, 2023

10.3	Statement of Work and License Agreement by and among G-Tech Bio, LLC, the Company and G Health Research Foundation	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 3, 2020.

10.4	Note Purchase Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 31, 2020.

10.5	General Office Lease by and between the Registrant and Century City Medical Plaza Land Co., Inc. dated June 19, 2018	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2018.

10.6	Employment Agreement, dated August 11, 2021, by and between the Company and Dr. Mark Dybul	Incorporated herein by reference to Exhibit to 10.1 the Company’s Current Report on Form 8-K/A, filed with the SEC on August 16, 2021.

10.7	Amendment to Employment Agreement between Mark Dybul, M.D. and the Company, dated December 12, 2022	Incorporated herein by reference to Exhibit to 10.1 the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2022.

10.10	Security Agreement, effective December 30, 2022, by and between the Company and Paseco ApS	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 23, 2023.

10.11	Purchase Agreement, dated June 20, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 27, 2023

10.12	Registration Rights Agreement, dated June 20, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 27, 2023

10.13	Consulting Agreement, dated March 11, 2024, by and between Renovaro Inc. and Tarsh PB Advisors LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 13, 2024

10.14	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 7, 2023

10.15	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 10, 2023

10.16	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 21, 2024

21.1*	Subsidiaries of the Registrant	Incorporated herein by reference to as Exhibit 22.1 to the Company’s Form 10-K filed with the SEC on October 10, 2024

23.1*	Consent of Sadler, Gibb & Associates

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

97.1	Clawback Policy	Incorporated herein by reference to as Exhibit 97.1 to the Company’s Form 10-K filed with the SEC on October 10, 2024

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Provided herewith.
**	Furnished herewith.

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

Signature	Title	Date

/s/ David Weinstein	Chief Executive Officer	February 19, 2025
David Weinstein	(Principal Executive Officer)

/s/ Nathen Fuentes	Chief Financial Officer	February 19, 2025
Nathen Fuentes	(Principal Financial and Accounting Officer)

/s/ Maurice van Tilburg	Chairman of the Board	February 19, 2025
Maurice van Tilburg

/s/ Douglas W. Calder	Director	February 19, 2025
Douglas W. Calder

/s/ James A. McNulty	Director	February 19, 2025
James A. McNulty

/s/ Mark Collins, Phd.	Director	February 19, 2025
Mark Collins, Phd.