Form 10-Q/A
period 2024-09-30
RENOVARO INC.
filed 2025-02-19
CIK 1527728

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

 EXPLANATORY NOTE

Renovaro Inc. (the “Company”, “we”, “our”, or “us”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2024, (the “Q1 2025 Form 10-Q”) to (i) restate its financial statements as of and for the periods September 30, 2024, which should no longer be relied on and are being restated herein; and (ii) describe the restatement and its impact on previously reported amounts.

 We are filing this Amendment to amend and restate the Q1 2025 Form 10-Q with modifications as necessary to reflect these restatements.

Background of Restatement

On February 18, 2025, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, based on the recommendation of the Company’s management, and after consultation with the Company’s independent registered public accounting firm, concluded that the Company’s previously issued unaudited interim condensed consolidated financial statements for the quarter ended September 30, 2024 contained a material misstatement related to the exercising of certain warrants which impacted the change in fair value of the contingent consideration liability during the year ended June 30, 2024. Accordingly, those financial statements should no longer be relied upon. Similarly, related reports filed with the Securities Exchange Commission (the “SEC”), earnings releases, press releases, shareholder communications, investor presentations or other communications describing relevant portions of the September 30, 2024, financial statements should no longer be relied upon. The Company is restating the September 30, 2024, financial statements within this Amendment.

During the preparation of the Company’s Form 10-Q for the period ended December 31, 2024, the Company determined that certain warrants which were exercised during the three months ended March 31, 2024, had not been appropriately reflected as a component of the change in fair value of the contingent consideration during the three and nine months ended March 31, 2024. This impacted the September 30, 2024 consolidated balance sheet and September 30, 2024 statement of stockholders’ equity.

Refer to “Note 2 - Restatement of Previously Issued Financial Statements” of “Part I - Item 1. Financial Statements” (“Note 2”) for additional information.

Internal Control Considerations

Due to discovery of the error, the Company’s management re-evaluated the effectiveness of the Company’s internal control over financial reporting (“ICFR”) as of September 30, 2024 and believes the error relates to and is the result of a previously identified and reported material weakness which has been disclosed in our Form 10-K/A filed on February [], 2025. The material weakness remained in place as of September 30, 2024. For a discussion of management’s consideration of disclosure controls and procedures, internal controls over financial reporting and the material weaknesses identified, see “Part I - Item 4. Controls and Procedures” of this Amendment.

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

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2024	2024
	(restated) (Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$220,571	$220,467
Insurance receivable	1,242,360	1,108,247
Prepaids and other assets	485,228	668,929
Total Current Assets	1,948,159	1,997,643

Property and equipment, net	452,212	482,121

OTHER ASSETS:
Definite life intangible assets, net	28,750	30,043
Goodwill	118,171,345	159,330,161
Deposits and other assets	81,697	19,849
Operating lease right-of-use assets	1,150,474	1,269,633
Total Other Assets	119,432,266	160,649,686

TOTAL ASSETS	$121,832,637	$163,129,450

LIABILITIES
CURRENT LIABILITIES:
Accounts payable – trade	$11,402,223	$9,448,683
Accrued expenses	5,359,454	5,311,324
Other current liabilities	102,741	295,361
Contingent consideration liability	3,060,000	12,310,000
Convertible notes payable	245,000	245,000
Current portion of operating lease liabilities	504,254	493,553
Notes payable – related parties, net	2,361,707	2,205,996
Total Current Liabilities	23,035,379	30,309,917

NON-CURRENT LIABILITIES:

Operating lease liabilities, net of current portion	710,260	842,389
Total Non-Current Liabilities	710,260	842,389
Total Liabilities	23,745,639	31,152,306

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, par value $0.0001, 350,000,000 shares authorized, 161,042,767 shares issued and outstanding at September 30, 2024, and 158,452,644 shares issued and outstanding at June 30, 2024	16,106	15,847
Additional paid-in capital	468,440,794	464,587,224
Accumulated deficit	(376,667,117)	(332,455,081)
Accumulated other comprehensive income (loss)	6,297,215	(170,846)
Total Stockholders’ Equity	98,086,998	131,977,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$121,832,637	$163,129,450

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2024	2023

Operating Expenses
General and administrative	$5,301,251	$8,290,210
Research and development	390,189	566,644
Goodwill impairment	47,614,729	—
Depreciation and amortization	32,385	27,260
Total Operating Expenses	53,338,554	8,884,114

LOSS FROM OPERATIONS	(53,338,554)	(8,884,114)

Other Income (Expense)
Change in fair value of contingent consideration	9,250,000	—
Loss on extinguishment of debt	—	(120,018)
Interest expense	(250,080)	(179,271)
Interest income and other income (expense)	126,598	8,375
Total Other Income (Expense)	9,126,518	(290,914)

NET LOSS	$(44,212,036)	$(9,175,028)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.28)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	159,993,372	64,480,753

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

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(as restated)

	# of Series A Preferred Shares	Series A Preferred Shares Amount	# of Common Shares	Common Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
June 30, 2023	—	—	63,698,144	6,371	290,554,875	(244,029,253)	(29,882)	46,502,111
Issuance of preferred stock and warrants in private placement	280,505	28	—	—	1,999,972	—	—	2,000,000
Issuance of preferred stock and warrants for conversion of $2 million note	280,505	28	—	—	1,999,973	—	—	2,000,001
Restricted shares issued for services rendered	—	—	2,000,000	200	4,469,800	—	—	4,470,000
Stock-based compensation	—	—	—	—	983,829	—	—	983,829
Net loss	—	—	—	—	—	(9,175,028)	—	(9,175,028)
Foreign currency translation adjustment	—	—	—	—	—	—	(34,601)	(34,601)
September 30, 2023	561,010	$56	65,598,144	$6,571	$300,008,449	$(253,204,281)	$(64,483)	$46,746,312

June 30, 2024	—	—	158,452,644	15,847	464,587,224	(332,455,081)	(170,846)	131,977,144
Issuance of common stock under private placement offering	—	—	1,423,456	142	2,096,039	—	—	2,096,181
Restricted shares issued for services rendered	—	—	2,000,000	200	1,399,800	—	—	1,400,000
Forfeited shares of common stock	—	—	(833,333)	(83)	83	—	—	—
Stock-based compensation	—	—	—	—	357,648	—	—	357,648
Net loss	—	—	—	—	—	(44,212,036)	—	(44,212,036)
Foreign currency translation adjustment	—	—	—	—	—	—	6,468,061	6,468,061
September 30, 2024	—	$—	161,042,767	$16,106	$468,440,794	$(376,667,117)	$6,297,215	$98,086,998

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

The impact of the restatement on these financial statements by line item is as follows:

	As Reported	Change	As Restated
Common stock	$15,763	$343	$16,106
Additional paid-in capital	$460,665,481	$7,775,313	$468,440,794
Accumulated deficit	$(368,891,461)	$(7,775,656)	$(376,667,117)

NOTE 3 — GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of $44,212,036 and $9,175,028 for the quarters ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had cash and cash equivalents of $220,571 and an accumulated deficit of $376,667,117 and a working capital deficit of $21,087,220. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE 5 — INTANGIBLE ASSETS AND GOODWILL

On February 13, 2024, the Company acquired Renovaro Cube as a wholly owned subsidiary pursuant to a stock purchase agreement. As part of the acquisition of Renovaro Cube, the Company acquired goodwill valued at $159,464,039.

Impairment – During the quarter ended September 30, 2024, the results of the assessment indicated that the carrying value of the RENC reporting unit exceeded its fair value, due to the decline in the estimated fair value of the reporting unit based on the Company’s market capitalization. Management concluded the significant driver for the change in the economic benefits was due to the Company’s continued inability to raise capital for the further development of the technologies within this reporting unit. Therefore, an impairment adjustment of $47,614,729 was recorded for the period ended September 30, 2024.

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

NOTE 6 — DEBT

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

NOTE 7 — STOCKHOLDERS’ EQUITY

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

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

NOTE 9 — RELATED PARTY TRANSACTIONS

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

NOTE 10 — SEGMENT REPORTING

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

NOTE 12 — SUBSEQUENT EVENTS

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

Going Concern and Management’s Plans

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of $44,212,036 and $9,175,028 for the quarters ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company had cash and cash equivalents of $220,571 and an accumulated deficit of $376,667,117 and a working capital deficit of $21,087,220. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

2.1	Second Amendment to Stock Purchase Agreement, dated February 13, 2024, by and among Renovaro Inc., GEDi Cube Intl Ltd., the sellers party thereto and Yalla Yalla Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 14, 2024)

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on February 14, 2024)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 24, 2024)

4.1	Registration Rights Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 14, 2024)

4.2	Form of Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 21, 2024)

10.1	Form of Subscription Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 21, 2024)

10.2**	Employment Agreement by and between David Weinstein and Renovaro Inc., dated as of October 14, 2024. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 11, 2024)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.
***	Furnished herewith.

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