Form 10-Q
period 2024-12-31
RENOVARO INC.
filed 2025-02-19
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 12, 2025, the number of shares of the registrant’s Common Stock outstanding was 158,717,509.

RENOVARO INC. AND SUBSIDIARIES

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

The results for the period ended December 31, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission on October 10, 2024.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2024	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$311,764	$220,467
Insurance receivable	127,080	1,108,247
Prepaids and other assets	1,269,417	668,929
Total Current Assets	1,708,261	1,997,643

Property and equipment, net	422,032	482,121

OTHER ASSETS:
Definite life intangible assets, net	17,853	30,043
Goodwill	107,999,273	159,330,161
Deposits and other assets	12,054	19,849
Operating lease right-of-use assets	1,180,799	1,269,633
Total Other Assets	109,209,979	160,649,686

TOTAL ASSETS	$111,340,272	$163,129,450

LIABILITIES
CURRENT LIABILITIES:
Accounts payable – trade	$10,934,555	$9,448,683
Accrued expenses	5,512,004	5,311,324
Other current liabilities	817,908	295,361
Contingent consideration liability	5,650,000	12,310,000
Convertible notes payable	245,000	245,000
Current portion of operating lease liabilities	562,287	493,553
Notes payable – related parties, net	4,885,000	2,205,996
Total Current Liabilities	28,606,754	30,309,917

NON-CURRENT LIABILITIES:

Operating lease liabilities, net of current portion	674,200	842,389
Total Non-Current Liabilities	674,200	842,389
Total Liabilities	29,280,954	31,152,306

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, par value $0.0001, 350,000,000 shares authorized, 162,142,907 shares issued and outstanding at December 31, 2024, and 158,452,644 shares issued and outstanding at June 30, 2024	16,216	15,847
Additional paid-in capital	469,810,215	464,587,224
Accumulated deficit	(383,919,510)	(332,455,081)
Accumulated other comprehensive income (loss)	(3,847,603)	(170,846)
Total Stockholders’ Equity	82,059,318	131,977,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,340,272	$163,129,450

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Operating Expenses
General and administrative	$4,353,123	$3,616,392	$9,654,373	$11,906,602
Research and development	161,084	620,521	551,273	1,187,165
Goodwill impairment	—	—	47,614,729	—
Depreciation and amortization	32,109	33,162	64,494	60,422
Total Operating Expenses	4,546,316	4,270,075	57,884,869	13,154,189

LOSS FROM OPERATIONS	(4,546,316)	(4,270,075)	(57,884,869)	(13,154,189)

Other Income (Expenses)

Change in fair value of contingent consideration	(2,590,000)	—	6,660,000	—
Loss on extinguishment of debt	—	—	—	(120,018)
Interest expense	(98,891)	(274,984)	(348,971)	(454,255)
Interest and other income	(17,187)	15,938	109,411	24,313
Total Other Income (Expense)	(2,706,078)	(259,046)	6,420,440	(549,960)

NET LOSS	$(7,252,394)	$(4,529,121)	$(51,464,429)	$(13,704,149)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.07)	$(0.32)	$(0.21)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	161,825,205	65,852,497	160,909,289	65,166,625

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Net Loss	$(7,252,394)	$(4,529,121)	$(51,464,429)	$(13,704,149)
Other Comprehensive Income (Loss)
Foreign Currency Translation, net of taxes	(10,144,818)	37,252	(3,676,757)	2,651

Comprehensive Loss	$(17,397,212)	$(4,491,869)	$(55,141,186)	$(13,701,498)

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Series A Preferred Shares	Series A Preferred Shares Amount	# of Common Shares	Common Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
June 30, 2023	—	—	63,698,144	$6,371	$290,554,875	$(244,029,253)	$(29,882)	$46,502,111
Issuance of preferred stock and warrants in private placement	280,505	28	—	—	1,999,972	—	—	2,000,000
Issuance of preferred stock and warrants for conversion of $2 million Note	280,505	28	—	—	1,999,973	—	—	2,000,001
Restricted shares issued for services rendered	—	—	2,000,000	200	4,469,800	—	—	4,470,000
Stock-based compensation	—	—	—	—	983,829	—	—	983,829
Net loss	—	—	—	—	—	(9,175,028)	—	(9,175,028)
Foreign currency translation adjustment	—	—	—	—	—	—	(34,601)	(34,601)
September 30, 2023	561,010	56	65,698,144	6,571	300,008,449	(253,204,281)	(64,483)	46,746,312
Stock issued pursuant to warrants exercised	—	—	525,945	53	341,812	—	—	341,865
Restricted shares issued for advisory services	—	—	1,000,000	100	(100)	—	—	—
Stock-based compensation	—	—	—	—	999,228	—	—	999,228
Net loss	—	—	—	—	—	(4,529,121)	—	(4,529,121)
Foreign currency translation adjustment	—	—	—	—	—	—	37,252	37,252

December 31, 2023	561,010	$56	67,224,089	$6,724	$301,349,389	$(257,733,402)	$(27,231)	$43,595,536

	# of Series A Preferred Shares	Series A Preferred Shares Amount	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
June 30, 2024	—	$—	158,452,644	$15,847	$464,587,224	$(332,455,081)	$(170,846)	$131,977,144
Issuance of common stock under private placement offering	—	—	1,423,456	142	2,096,039	—	—	2,096,181
Restricted shares issued for services rendered	—	—	2,000,000	200	1,399,800	—	—	1,400,000
Forfeited shares of common stock	—	—	(833,333)	(83)	83	—	—	—
Stock-based compensation	—	—	—	—	357,648	—	—	357,648
Net loss	—	—	—	—	—	(44,212,035)	—	(44,212,035)
Foreign currency translation adjustment	—	—	—	—	—	—	6,468,061	6,468,061
September 30, 2024	—	—	161,042,767	16,106	468,440,794	(376,667,116)	6,297,215	98,086,999
Issuance of common stock under private placement offering	—	—	190,140	19	279,981	—	—	280,000
Restricted shares issued for services rendered	—	—	660,000	66	393,334	—	—	393,400
Restricted shares issued for executive compensation	—	—	250,000	25	137,475	—	—	137,500
Stock-based compensation	—	—	—	—	558,631	—	—	558,631
Net loss	—	—	—	—	—	(7,252,394)	—	(7,252,394)
Foreign currency translation adjustment	—	—	—	—	—	—	(10,144,818)	(10,144,818)

December 31, 2024	—	$—	162,142,907	$16,216	$469,810,215	$(383,919,510)	$(3,847,603)	$82,059,318

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,464,429)	$(13,704,149)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	64,494	60,422
Loss on extinguishment of debt	—	120,018
Changed in value of contingent consideration	(6,660,000)	—
Stock-based compensation expense	916,279	1,983,057
Restricted shares for services rendered (including $137,000 of compensation expense)	1,930,901	4,470,000
Goodwill impairment	47,614,729	—
Amortization of discount of notes payable	32,024	364,415
Changes in assets and liabilities:
Other receivables	988,962	—
Prepaid expenses/deposits	418,442	516,296
Accounts payable	1,485,872	281,095
Accrued expenses	175,733	(29,571)
Other current liabilities	(68,438)	—
Operating leases, net	(10,621)	(14,587)
NET CASH USED IN OPERATING ACTIVITIES	(4,576,052)	(5,923,830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	—	(1,073,625)
Purchase of property and equipment	—	(41,584
NET CASH USED IN INVESTING ACTIVITIES	—	(1,115,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	—	2,540,000
Repayment of finance agreement	(427,945)	(422,183)
Proceeds from private placement	2,376,181	2,000,000
Proceeds from notes payable	2,671,926	950,000
Proceeds from exercise of warrants	—	341,865
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,620,162	5,409,682

Effect of exchange rates on cash	47,187	(1,143)

NET CHANGE IN CASH	91,297	(1,630,500)

CASH, BEGINNING OF PERIOD	220,467	1,874,480

CASH, END OF PERIOD	$311,764	$243,980

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$7,436	$5,256

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Finance agreement entered into in exchange for prepaid assets	$1,018,930	$906,834
Conversion of note payable for issuance of preferred stock	$—	$2,000,001
Debt discount related to convertible promissory notes	$24,954	$105,263
Debt discount related to notes payable	$—	$140,000
Cancellation of restricted stock awards	$83	$—

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

Basis of Presentation – The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2024, and 2023 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2024 audited financial statements. The results of operations for the period ended December 31, 2024 are not necessarily indicative of the operating results for the full year.

Consolidation – For the three and six months ended December 31, 2024, and 2023, the condensed consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

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

Loss Per Share –Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised and shares issuable upon conversion of convertible preferred stock and convertible notes. Because of the net loss for the three and six months ended December 31, 2024, and 2023, the dilutive shares for all periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 19,321,772 and 18,217,727 potential shares of Common Stock excluded from the Diluted EPS calculation as of December 31, 2024, and 2023, respectively.

Functional Currency & Foreign Currency Translation – The functional currency of Renovaro Biosciences Denmark ApS is the Danish Kroner (“DKK”) and the functional currency of Renovaro Cube is the Euro (“EUR”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended December 31, 2024, and 2023. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Recently Adopted Accounting Pronouncements – In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU on July 1, 2024. The adoption of this ASU had no impact on the Company’s condensed consolidated financial statements.

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

NOTE 2 — GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of $7,252,394 and $51,464,429 for the three and six months ended December 31, 2024, respectively. As of December 31, 2024, the Company had cash and cash equivalents of $311,764 and an accumulated deficit of $383,919,510 and a working capital deficit of $26,898,493. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

There were no Level 1, 2 or 3 assets, nor any Level 1 or 2 liabilities as of December 31, 2024.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, lease obligations and notes payable approximate their recorded values due to their short-term maturities.

Level 3 liabilities held as of December 31, 2024, consisted of a contingent consideration liability related to the February 13, 2024 acquisition of Renovaro Cube, (the “Acquisition”). As consideration for the Acquisition, the stockholders of Renovaro Cube received (i) 70,834,183 shares of Common Stock, and (ii) the right to receive up to 11,899,545 contingent shares pro rata upon the exercise of convertible notes, options, and warrants, which were outstanding at closing. The contingent consideration liability was recorded at fair value of $20,557,500 at the time of the Acquisition and is subsequently remeasured to fair value at the end of each reporting period. As of December 31, 2024, there were 7,613,301 contingent shares issuable in connection with the Acquisition.

The fair value of the contingent consideration liability is estimated using a Black-Scholes option-pricing model and a Monte-Carlo option pricing model. The key inputs to the model are all contractual or observable with the exception being volatility, which is computed based on the volatility of the Company’s underlying stock. The key inputs to valuing the contingent consideration liability as of December 31, 2024, were:

Stock Price	$0.84
Exercise Price	$0.46 - $8.23
Volatility	120.1% - 158.2%
Risk Free Rate	0.28% - 4.45%
Expected Dividends	0%
Expected Term (years)	0.01 – 8.99

The following table sets forth the Level 3 liability at December 31, 2024, which is recorded on the consolidated balance sheet at fair value on a recurring basis. As required, this liability is classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2024	—	—	$12,310,000
Fair value adjustment	—	—	(6,660,000)
Contingent Consideration Liability at December 31, 2024	—	—	$5,650,000

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

On February 13, 2024, the Company acquired Renovaro Cube as a wholly owned subsidiary pursuant to a stock purchase agreement. As part of the acquisition of Renovaro Cube, the Company acquired goodwill valued at $159,464,039.

Impairment – During the six months ended December 31, 2024, the results of the assessment indicated that the carrying value of the RENC reporting unit exceeded its fair value, due to the decline in the estimated fair value of the reporting unit based on the Company’s market capitalization. Management concluded the significant driver for the change in the economic benefits was due to the Company’s continued inability to raise capital for the further development of the technologies within this reporting unit. Therefore, an impairment adjustment of $47,614,729 was recorded for the period ended December 31, 2024.

At December 31, 2024 and June 30, 2024, definite-life and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2024	Additions	Amortization	Impairment	Translation Adjustment	December 31, 2024
Definite Life Intangible Assets
Patents	20 Years	$284,977	$—	$—	$—	$(9,588)	$275,389
Less Accumulated Amortization		(254,934)	—	(4,929)	—	2,327	(257,536)
Net Definite-Life Intangible Assets		$30,043	$—	$(4,929)	$—	$(7,261)	$17,853

Goodwill
Goodwill		159,330,161	—	—	(47,614,729)	(3,716,159)	107,999,273
Total Goodwill		$159,330,161	$—	$—	$(47,614,729)	$(3,716,159)	$107,999,273

Expected future amortization expense is as follows:

Years ended June 30,
2025	$4,463
2026	4,463
2027	4,463
2028	4,464
Total	$17,853

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

The January 2024 Note and December 2023 Notes balance at December 31, 2024 was $245,000.

Notes Payable —

Bridge Loans — From October 21, 2024 to December 30, 2024, the Company entered into agreements with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of $1,750,000. The Company received $1,750,000 in gross proceeds. The note bears an interest rate of 10% per annum and mature from December 31, 2024 to January 31, 2025. Approximately $700,000 matured on December 31, 2024. The note balance at December 31, 2024 was $1,750,000.

From November 12, 2024 to December 3, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of €500,000. The note bears an interest rate of 10% per annum and matures on December 1, 2025. The note balance at December 31, 2024 was approximately $527,000.

On November 1 2024, Renovaro Cube entered into an agreement with Yalla Yalla Limited, an investor to issue a Promissory Note for the amount of approximately €230,000. The note bears an interest rate of 10% per annum and matures on February 24, 2025. The note balance at December 31, 2024 was approximately $238,000.

On September 16, 2024, the Company entered into an agreement with RS Bio ApS, a Danish entity controlled by a shareholder (“RS Bio”), to issue a Promissory Note for the principal amount of $100,000 (the “September 2024 Note”). The Company received $100,000 in gross proceeds. The note bears an interest rate of 12% per annum and matured on December 31, 2024. The note balance at December 31, 2024 was $100,000.

On September 6, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue a Promissory Note for the principal amount of €50,000. The note bears an interest rate of 12% per annum and matures on September 9, 2025. The note balance at December 31, 2024 was approximately $57,000.

On February 5, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263 (the “February 2024 Note”). The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. The note balance, net of discount at December 31, 2024 was $105,263.

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315. The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. The note balance, net of discount at December 31, 2024 was $526,315.

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000. The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the note. The note bears an interest rate of 12% per annum and matured on December 31, 2024. The note balance, net of discount at December 31, 2024 was $750,000.

Promissory Note — On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Promissory Note”) to Paseco ApS. There have been eight amendments to the Promissory Note since the issuance date, the most recent of which is dated August 1, 2024. The principal amount of the Promissory Note, as amended, was payable on November 1, 2024 (the “Maturity Date”). The Promissory Note, as amended, bears interest at a fixed rate of 12% per annum. The Promissory Note balance at December 31, 2024 is $831,497.

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

During the quarter ended December 31, 2024 and 2023, no shares of Common Stock to Lincoln Park were sold under the Purchase Agreement.

Common Stock Issuances

On June 14, 2024, Renovaro Inc., a Delaware corporation (the “Company”) closed a private placement of 5,315,215 of the Company’s units, each such Unit consisting of (i) one share of the Company’s Common Stock and (ii) one common stock purchase warrant to purchase one-tenth of a share of Common Stock, with certain investors (the “June 2024 Private Placement”). Related to the June 2024 Private Placement, ranging from July 3, 2024, to October 10, 2024, the Company sold 1,613,596 Units at a price per Unit equal to $1.4726 to a certain investor who paid in cash an aggregate amount of $2,376,181 in consideration of the Units.

On August 1, 2024, the Company issued 2,000,000 shares of Common Stock for consulting services valued at $1,400,000.

On October 14, 2024, the Company issued 250,000 shares of Common Stock to its Chief Executive Officer valued at $137,500.

On October 14, 2024, the Company issued 500,000 shares of Common Stock for consulting services valued at $275,000.

On October 17, 2024, the Company issued 160,000 shares of Common Stock for consulting services valued at $118,400.

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows in the six months ended December 31, 2024:

Renovaro Inc.
Expected term (in years)	5.5
Volatility	112.02% - 118.99%
Risk free interest rate	3.86% - 4.22%
Dividend yield	0%

On August 23, 2024, Avram Miller, a former member of the Company’s board of directors (the “Board of Directors”), forfeited 833,333 shares of Common Stock from the original 1,000,000 shares of Common Stock for advisory services originally granted to him on October 11, 2023. As consideration for such forfeiture, the Company granted to Mr. Miller, an option to purchase 978,261 shares of Common Stock of the Company with a per-share exercise price of, $0.69. The Company determined that this transaction represented a modification of the original award. The Company measured the fair value of the options issued as compared to the fair value of the original issuance and determined that there was no incremental compensation to recognize as the fair value of the options was less than the fair value of the Common Stock. Therefore, the Company will recognize the remaining fair value of the original award over the remaining vesting period, which is one year. The Company recognized stock-based compensation expense of $538,127 related to the vesting of the stocks options during the period ended December 31, 2024. At December 31, 2024, the Company had $806,716 of unrecognized compensation cost related to the options which vest at August 23, 2025.

 On October 14, 2024, the Company issued 1,600,000 stock options to its Chief Executive Officer. The options had a fair value of $731,200, fully vest on January 1, 2027 and expire on October 14, 2034.

On November 4, 2024, the Company issued 362,904 stock options to its board of directors. The options had a fair value of $190,525 on the grant date, fully vest on October 14, 2025 and expire on November 4, 2034.

On November 4, 2024, the Company issued 58,500 stock options to its former interim Chief Financial Officer. The options had a fair value of $31,005 on the grant date, fully vest on January 6, 2025 and expire on November 4, 2034.

In total, the Company recognized stock-based compensation expense related to options of $558,631 and $916,279 for the three and six months ended December 31, 2024, respectively. The Company recognized stock-based compensation expense related to options of $465,372 and $1,216,469 for the three and six months ended December 31, 2023, respectively. At December 31, 2024, the Company had approximately $1,633,625 of unrecognized compensation cost related to non-vested options.

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

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. The Company paid zero under the HBV License Agreement during the quarters ending December 31, 2024, and 2023. The Company has filed a claim against the Licensors, which includes certain payments it made related to this license (see Contingencies sub-section below).

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

Contingencies

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) and together, the “Securities Class Action Litigation”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice, but the Chow action remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company has filed a motion to dismiss the amended complaint on March 15, 2024. The Court denied the Company’s motion to dismiss on June 28, 2024. A mediation was held on September 17, 2024, after which the parties signed a stipulation of settlement, dated November 8, 2024. The plaintiff filed their motion for preliminary approval of the settlement on December 9, 2024. On December 18, 2024, the Company filed a notice of non-opposition to the motion for preliminary approval of the settlement. On January 7, 2025, the Court took the plaintiff’s motion for preliminary approval of the settlement under consideration without oral argument.

Federal Derivative Litigation. On September 22, 2022, Samuel E. Koenig filed a shareholder derivative action in the United States District Court for the Central District of California. On January 19, 2023, John Solak filed a substantially similar shareholder derivative action in the United States District Court for the District of Delaware. Both derivative actions recite similar underlying facts as those alleged in the Securities Class Action Litigation. The actions, filed on behalf of the Company, name Serhat Gümrükcü and certain of the Company’s former directors as defendants. The actions also name the Company as a nominal defendant. The actions allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and also set out claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiffs do not quantify any alleged injury, but seek damages, disgorgement, restitution, and other costs and expenses. On January 24, 2023, the United States District Court for the Central District of California stayed the Koenig matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On April 4, 2023, the United States District Court for the District of Delaware stayed the Solak matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024,

the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On October 23, 2024, the court in the Koenig matter stayed the case pending further order of the court. On January 10, 2025, the parties in the Koenig matter filed a joint status report requesting that all pending deadlines in the matter remain suspended. The parties’ deadline to file a joint status report in the Koenig matter is April 11, 2025. On October 28, 2024, the court in the Solak matter stayed the case for ninety (90) days. On January 29, 2025, the court in the Solak matter stayed the case for an additional ninety (90) days. The defendants have not yet responded to either complaint. The Company intends to contest these matters but expresses no opinion as to the likelihood of favorable outcomes. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County, reciting similar underlying facts as those alleged in the Securities Class Action Litigation. The action, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The action also names the Company as a nominal defendant. The action sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On October 28, 2024, the court in the Midler matter stayed the case for ninety (90) days. On January 24, 2025, the court in the Midler matter stayed the case for an additional ninety (90) days. The parties’ deadline to file a joint status report in the Midler matter is April 28, 2025. The defendants have not yet responded to the complaint. The Company intends to contest this matter but expresses no opinion as to the likelihood of a favorable outcome. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

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

On December 4, 2023, the Defendants answered the Company’s First Amended Complaint and G Tech and SRI filed a Cross-Complaint. In the Cross-Complaint, G Tech and SRI seek declaratory and injunctive relief related to certain agreements between G Tech, SRI, and the Company, including, inter alia, a declaration that the Framework Agreement, effective as of November 15, 2019, the Statement of Work & License Agreement, effective as of January 31, 2020, and the Statement of Work and License Agreement for Influenza and Coronavirus Indications, effective as of April 18, 2021, have been terminated and the Company has no rights to any license under such agreements. Trial was scheduled to begin on March 3, 2025. On November 14, 2024, the court vacated the March 3, 2025 trial date and set a trial setting conference for May 1, 2025. Discovery remains ongoing. The Company denies the allegations in Defendants’ cross claims and intends to vigorously defend against them while pursuing its claims against the Defendants.

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

On December 4, 2023, in lieu of opposing the motion to dismiss, Plaintiffs filed a Verified First Amended Complaint (“FAC”). In the FAC, Plaintiffs assert claims against the Company and others for purported breaches of the Investor Rights Agreement, fraud, tortious interference with a contract, and several other torts. Plaintiffs seek compensatory, exemplary, and punitive damages, as well as certain declaratory relief, specific performance, and pre- and post-judgment interest, costs, and attorneys’ fees. The Company filed a motion to dismiss the FAC on December 18, 2023, and the court held a hearing on the Company’s motion to dismiss on November 15, 2024. At the hearing, the court dismissed (1) all claims brought on behalf of Wittekind and the Trusts, (2) the fraudulent concealment claim against the Company and others (without prejudice), and (3) the breach of contract claim against the Company related to a registration statement that was not filed in 2023. At the hearing, the court also found that punitive damages were not available to Plaintiffs. The court took the remaining issues briefed on the Company’s motion to dismiss under advisement. The Company denies Plaintiffs’ allegations and remaining claims and intends to vigorously defend against these claims.

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

On November 27, 2024, Weird Science and Wittekind filed a notice of appeal of the court’s decision granting the director defendants’ motion to dismiss. The appeal remains pending.

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

NOTE 8 — RELATED PARTY TRANSACTIONS

As of December 31, 2024, the Company has accrued $384,949 of compensation related expenses for the Company’s former Chief Executive Officer, Mark Dybul, related to budget constraints.

On August 23, 2024, Avram Miller, a former member of the Board of Directors, forfeited 833,333 shares of Common Stock from the original 1,000,000 shares of Common Stock for advisory services originally granted to him on October 11, 2023. As consideration for such forfeiture, the Company granted to Mr. Miller, an option to purchase 978,261 shares of Common Stock of the Company with a per-share exercise price of, $0.69. The Company determined that this transaction represented a modification of the original award. The Company measured the fair value of the options issued as compared to the fair value of the original issuance and determined that there was no incremental compensation to recognize as the fair value of the options was less than the fair value of the Common Stock. Therefore, the Company will recognize the remaining fair value of the original award over the remaining vesting period, which is one year. The Company recognized stock-based compensation expense of $538,127 related to the vesting of the stocks options during the period ended December 31, 2024. At December 31, 2024, the Company had $806,716 of unrecognized compensation cost related to the options which vest at August 23, 2025.

NOTE 9 — SEGMENT REPORTING

For the period ending December 31, 2024, the Company had two reportable segments. These segments have different strategic and economic goals and are managed separately because they require different technology and marketing strategies.

Reportable Segment	Description
RENB (United States)	Developing new immunotherapies to combat cancer
RENC (Netherlands)	Developing a predicative artificial intelligence based diagnostic methodology for the use of earlier cancer detection

The Company’s chief executive officer is the chief operating decision maker and reviews the internal management reports for each segment at least quarterly. During the period ending December 31, 2024, there were no significant inter-company revenues or expenses. The chief operating decision maker assesses performance for each segment and decides how to allocate resources based on segment operating losses that also is reported on the consolidated statement of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

	Operating loss	Assets
United States	$8,733,302	$2,744,766
Netherlands	49,151,567	108,595,506
	$57,884,869	$111,340,272

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

Information regarding each reportable segment for the three months ended December 31, 2024, is as follows:

	RENB	RENC	Total
General and administrative	$3,580,953	$772,170	$4,353,123
Research and development	161,084	—	161,084
Goodwill impairment	—	—	—
Depreciation and amortization	30,529	1,580	32,109

Segment operating loss	$3,772,566	$773,750	$4,546,316

Information regarding each reportable segment for the six months ended December 31, 2024, is as follows:

	RENB	RENC	Total
General and administrative	$8,129,401	$1,524,972	$9,654,373
Research and development	542,770	8,503	551,273
Goodwill impairment	—	47,614,729	47,614,729
Depreciation and amortization	61,131	3,363	64,494

Segment operating loss	$8,733,302	$49,151,567	$57,884,869

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

Consolidated unaudited pro forma information:

The following consolidated pro forma information assumes that the acquisition of Renovaro Cube took place on July 1, 2023 for the statement of operations for the six month period ended December 31, 2023. These amounts have been estimated after applying the Company’s accounting policies:

	Three months ended December 31, 2023	Six months ended December 31, 2023
Revenues	$—	$—
Net loss	$(5,672,771)	$(15,977,356)

The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

NOTE 11 — SUBSEQUENT EVENTS

From January 10, 2025, to January 24, 2025, the Company issued Promissory Notes in the aggregate principal amount of $900,000. The Notes bear an interest rate of 10% per annum and mature on June 30, 2025, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date.

On February 7, 2025, the Company entered into a credit agreement with a third party with a total capacity of up to $4,000,000. The credit agreement matures on the earlier of February 6, 2030 or in the event of a default in which the lender accelerates the maturity of the loan. Any borrowings under the loan bear interest at 10% per annum and are payable at maturity. In the event any borrowing remains unpaid at when the borrowing becomes due, the interest rate increases to 15% per annum. All principal and interest are due at maturity, the agreement does not require periodic payments nor are there any prepayment penalties for any borrowings under the credit agreement.

Additionally, for each borrowing under the credit agreement, the lender will receive warrants equal to the quotient of the principal borrowed divided by the value of an American call option determined by the use of a Black-Scholes option pricing model as of the borrowing date. Any warrants issued will have an exercise price equal to the closing price of the Company’s common stock as quoted per NASDAQ and will have a 5-year term.

On February 7, 2025, the Company entered into a credit agreement with a third party with a total capacity of up to $4,000,000. The credit agreement matures on the earlier of February 6, 2030 or in the event of a default in which the lender accelerates the maturity of the loan. Any borrowings under the loan bear interest at 10% per annum and is payable at maturity. In the event any borrowings remain unpaid at when the borrowings become due, the interest rate increases to 15% per annum. All principal and interest is due at maturity, the agreement does not require periodic payments nor are there any prepayment penalties for any borrowings under the credit agreement.

Additionally, for each borrowing under the credit agreement, the lender will receive warrants equal to the quotient of the principal borrowed divided by the value of an American call option determined by the use of a Black-Scholes option pricing model as of the borrowing date. Any warrants issued will have an exercise price equal to the closing price of the Company’s common stock as quoted per NASDAQ and will have a 5 year term.

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

Going Concern and Management’s Plans

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of $7,252,394 and $51,464,429 for the three and six months ended December 31, 2024, respectively. As of December 31, 2024, the Company had cash and cash equivalents of $311,764 and an accumulated deficit of $383,919,510 and a working capital deficit of $26,898,493. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Results of Operations for the Three and Six Months ended December 31, 2024 and 2023

The following table sets forth our revenues, expenses and net loss for the six months ended December 31, 2024 and 2023. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended				For the Six Months Ended
	December 31,		Increase/(Decrease)		December 31,		Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Operating Expenses
General and administrative	$4,353,123	$3,616,392	$736,731	20%	$9,654,373	$11,906,602	$(2,252,229)	(19)%
Research and development	161,084	620,521	(459,437)	(74)%	551,273	1,187,165	(635,892)	(54)%
Goodwill impairment	—	—	—	0%	47,614,729	—	47,614,729	100%
Depreciation and amortization	32,109	33,162	(1,053)	(3)%	64,494	60,422	4,072	7%
Total Operating Expenses	4,546,316	4,270,075	276,241	6%	57,884,869	13,154,189	44,730,680	340%
LOSS FROM OPERATIONS	(4,546,316)	(4,270,075)	276,241	6%	(57,884,869)	(13,154,189)	(44,730,680)	340%
393)Other Income (Expenses)
Change in fair value of contingent consideration	(2,590,000)	—	(2,590,000)	100%	6,660,000	—	6,660,000	100%
Loss on extinguishment of debt	—	—	—	0%	—	(120,018)	120,018	(100)%
Interest expense	(98,891)	(274,984)	176,093	(64)%	(348,971)	(454,255)	105,284	(23)%
Interest and other income	(17,187)	15,938	(33,125)	(208)%	109,411	24,313	85,098	350%
Total Other Income (Expense)	(2,706,078)	(259,046)	(2,447,032)	945%	6,420,440	(549,960)	6,970,400	(1,267)%
NET LOSS	$(7,252,394)	$(4,529,121)	$(2,723,273)	60%	$(51,464,429)	$(13,704,149)	$(37,760,280)	276%

Revenues

We are a pre-revenue, pre-clinical biotechnology and artificial intelligence driven healthcare technology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenue until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the three months ended December 31, 2024 and 2023, were $4,546,316 and $4,270,075 respectively, representing an increase of $276,241 or approximately 6%. The increase in operating expenses primarily relates to the increase in general and administrative expenses of $736,731, partially offset by the decrease in research and development expenses of $459,437.

Our operating expenses for the six months ended December 31, 2024 and 2023, were $57,884,869 and $13,154,189 respectively, representing an increase of $44,730,680, or approximately 340%. The increase in operating expenses primarily relates to the increase in goodwill impairment of $47,614,729, partially offset by the decrease in general and administrative expenses of $2,252,229 and the decrease in research and development expenses of $635,892.

General and administrative expenses for the three months ended December 31, 2024, and 2023, were $4,353,123 and $3,616,392, respectively, representing an increase of $736,731 or approximately 20%. The variance is related to an increase in consulting fees expense of $667,815, compensation and related expenses of $354,968, and accounting fees of $134,620, partially offset by a decrease in non-cash stock-based compensation expense of $440,597.

General and administrative expenses for the six months ended December 31, 2024, and 2023, were $9,654,373 and $11,906,602, respectively, representing a decrease of $2,252,229 or approximately 19%. The variance is related to a decrease in consulting fees expense of $2,098,916, and non-cash stock-based compensation expense of $1,066,778, partially offset by an increase in compensation and related expenses of $637,587 and legal expenses of $192,571.

Research and development expenses for the three months ended December 31, 2024, and 2023, were $161,084 and $620,521, respectively, representing a decrease of $459,437 or approximately 74%. The variance is primarily driven by a decrease of $236,026 in collaborating partner expenses with CDMO and CROs and $205,057 in consumables related to pre-clinical testing.

Research and development expenses for the six months ended December 31, 2024, and 2023, were $551,273 and $1,187,165, respectively, representing a decrease of $635,892 or approximately 54%. The variance is primarily driven by a decrease of $498,092 in collaborating partner expenses with CDMO and CROs, and consulting expenses of $107,433.

The Company recorded other expense of $2,706,078 for the three months ended December 31, 2024, compared to other expense of $259,046 for the three months ended December 31, 2023, representing an increase in other expense of $2,447,032 or 945%. The variance is primarily due to an increase of $2,590,000 in the change in fair value of contingent consideration in the current period.

The Company recorded other income of $6,420,440 for the six months ended December 31, 2024, compared to other expense of $549,960 for the six months ended December 31, 2023, representing a decrease in other expense of $6,970,400 or 1,267%. The variance is primarily due to the change in fair value of contingent consideration liability of $6,660,000 in the current period.

Net Loss

Net loss for the three months ended December 31, 2024, and 2023, was $7,252,394 and $4,529,121, respectively, representing an increase in net loss of $2,723,273 or approximately 60%. The increase in net loss was primarily due to an increase in the change in fair value of contingent consideration of $2,590,000, an increase in general and administrative expenses of $736,731, partially offset by a decrease in research and development expenses of $459,437.

Net loss for the six months ended December 31, 2024, and 2023, was $51,464,429 and $13,704,149, respectively, representing an increase in net loss of $37,760,280 or approximately 276%. The increase in net loss was primarily due to an increase in goodwill impairment of $47,614,729, partially offset by the decrease in general and administrative expenses of $2,252,229 and change in fair value of contingent consideration of $6,660,000.

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

As noted above under the heading “Going Concern and Management’s Plans,” through December 31, 2024, we have incurred substantial losses. We will need additional funds both in the next twelve months and beyond for (a) research and development, (b) increases in personnel, (c) the purchase of equipment, and investment in the development and validation of our technology. The availability of any required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are currently involved or in the future may be involved could adversely affect our liquidity and financial position. We may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of December 31, 2024, the Company had $311,764 in cash and working capital deficit of $26,898,493 as compared to $220,467 in cash and working capital deficit of $28,312,274 as of June 30, 2024, an increase of 41% and decrease of 5%, respectively.

Assets

Total assets at December 31, 2024, were $111,340,272 compared to $163,129,450 as of June 30, 2024. The decrease in assets is primarily due to goodwill impairment of $47,614,729 in the current period.

Liabilities

Total liabilities at December 31, 2024, were $29,280,954 compared to $31,152,306 as of June 30, 2024. The decrease in total liabilities was primarily related to the decrease of $6,660,000 in contingent consideration liability, partially offset by an increase of $2,679,004 in notes payable – related parties, net and an increase in accounts payable of $1,485,872.

The following is a summary of the Company’s cash flows (used in) or provided by operating, investing, and financing activities:

	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023
Net Cash Used in Operating Activities	$(4,576,052)	$(5,923,830)
Net Cash Used in Investing Activities	—	(1,115,209)
Net Cash Provided by Financing Activities	4,620,162	5,409,682
Effect of exchange rates on cash	47,187	(1,143)
Change in Cash and Cash Equivalents	$91,297	$(1,630,500)

Cash Flows

The decrease in our cash used in operating activities is primarily related to the changes in our operating assets and liabilities. The change is primarily drive by our net loss offset by significant non-cash charges such as stock based compensation, impairments and change in fair value of contingent consideration. Additionally, our operating cash flow was positively impacted by changes in our operating assets and liabilities, primarily other receivables, prepaid expenses and accounts payable.

Cash used in investing activities during the prior period primarily related to the issuance of notes receivable prior to the acquisition of Renovaro Cube totaling $1,073,625.

Cash provided by financing activities during the period primarily related to net proceeds of $2,671,926 from issuance of notes payable and $2,376,181 from private placements that were partially offset by $427,945 in repayment of a finance agreement.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company and used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiency is attributed to the Company not having adequate resources to address complex accounting matters. This control deficiency will be monitored, and attention will be given to this matter as we grow.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed above. We expect to be deficient in our disclosure controls and procedures until sufficient capital is available to hire the appropriate internal accounting staff.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the six months ended December 31, 2024, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) and together, the “Securities Class Action Litigation”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice, but the Chow action remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company has filed a motion to dismiss the amended complaint on March 15, 2024. The Court denied the Company’s motion to dismiss on June 28, 2024. A mediation was held on September 17, 2024, after which the parties signed a stipulation of settlement, dated November 8, 2024. The plaintiff filed their motion for preliminary approval of the settlement on December 9, 2024. On December 18, 2024, the Company filed a notice of non-opposition to the motion for preliminary approval of the settlement. On January 7, 2025, the Court took the plaintiff’s motion for preliminary approval of the settlement under consideration without oral argument.

Federal Derivative Litigation. On September 22, 2022, Samuel E. Koenig filed a shareholder derivative action in the United States District Court for the Central District of California. On January 19, 2023, John Solak filed a substantially similar shareholder derivative action in the United States District Court for the District of Delaware. Both derivative actions recite similar underlying facts as those alleged in the Securities Class Action Litigation. The actions, filed on behalf of the Company, name Serhat Gümrükcü and certain of the Company’s former directors as defendants. The actions also name the Company as a nominal defendant. The actions allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and also set out claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiffs do not quantify any alleged injury, but seek damages, disgorgement, restitution, and other costs and expenses. On January 24, 2023, the United States District Court for the Central District of California stayed the Koenig matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On April 4, 2023, the United States District Court for the District of Delaware stayed the Solak matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On October 23, 2024, the court in the Koenig matter stayed the case pending further order of the court. On January 10, 2025, the parties in the Koenig matter filed a joint status report requesting that all pending deadlines in the matter remain suspended. The parties’ deadline to file a joint status report in the Koenig matter is April 11, 2025. On October 28, 2024, the court in the Solak matter stayed the case for ninety (90) days. On January 29, 2025, the court in the Solak matter stayed the case for an additional ninety (90) days. The defendants have not yet responded to either complaint. The Company intends to contest these matters but expresses no opinion as to the likelihood of favorable outcomes. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County, reciting similar underlying facts as those alleged in the Securities Class Action Litigation. The action, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The action also names the Company as a nominal defendant. The action sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On October 28, 2024, the court in the Midler matter stayed the case for ninety (90) days. On January 24, 2025, the court in the Midler matter stayed the case for an additional ninety (90) days. The parties’ deadline to file a joint status report in the Midler matter is April 28, 2025. The defendants have not yet responded to the complaint. The Company intends to contest this matter but expresses no opinion as to the likelihood of a favorable outcome. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

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

On December 4, 2023, the Defendants answered the Company’s First Amended Complaint and G Tech and SRI filed a Cross-Complaint. In the Cross-Complaint, G Tech and SRI seek declaratory and injunctive relief related to certain agreements between G Tech, SRI, and the Company, including, inter alia, a declaration that the Framework Agreement, effective as of November 15, 2019, the Statement of Work & License Agreement, effective as of January 31, 2020, and the Statement of Work and License Agreement for Influenza and Coronavirus Indications, effective as of April 18, 2021, have been terminated and the Company has no rights to any license under such agreements. Trial was scheduled to begin on March 3, 2025. On November 14, 2024, the court vacated the March 3, 2025 trial date and set a trial setting conference for May 1, 2025. Discovery remains ongoing. The Company denies the allegations in Defendants’ cross claims and intends to vigorously defend against them while pursuing its claims against the Defendants.

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

On December 4, 2023, in lieu of opposing the motion to dismiss, Plaintiffs filed a Verified First Amended Complaint (“FAC”). In the FAC, Plaintiffs assert claims against the Company and others for purported breaches of the Investor Rights Agreement, fraud, tortious interference with a contract, and several other torts. Plaintiffs seek compensatory, exemplary, and punitive damages, as well as certain declaratory relief, specific performance, and pre- and post-judgment interest, costs, and attorneys’ fees. The Company filed a motion to dismiss the FAC on December 18, 2023 and the court held a hearing on the Company’s motion to dismiss on November 15, 2024. At the hearing, the court dismissed (1) all claims brought on behalf of Wittekind and the Trusts, (2) the fraudulent concealment claim against the Company and others (without prejudice), and (3) the breach of contract claim against the Company related to a registration statement that was not filed in 2023. At the hearing, the court also found that punitive damages were not available to Plaintiffs. The court took the remaining issues briefed on the Company’s motion to dismiss under advisement. The Company denies Plaintiffs’ allegations and remaining claims and intends to vigorously defend against these claims.

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

 On November 27, 2024, Weird Science and Wittekind filed a notice of appeal of the court’s decision granting the director defendants’ motion to dismiss. The appeal remains pending.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Plans

During the quarter ended December 31, 2024, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

2.1	Second Amendment to Stock Purchase Agreement, dated February 13, 2024, by and among Renovaro Inc., GEDi Cube Intl Ltd., the sellers party thereto and Yalla Yalla Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 14, 2024)

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on February 14, 2024)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 24, 2024)

10.1	Employment Agreement by and between David Weinstein and Renovaro Inc., dated as of October 14, 2024. (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on November 14, 2024)

10.2**	Employment Agreement by and between Nathen Fuentes and Renovaro Inc., dated as of January 6, 2025.

10.3**	Amended and Restated Employment Agreement by and between Maurice van Tilburg and GEDI CUBE B.V., dated as of February 4, 2025.

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.
***	Furnished herewith.

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