Form 10-Q
period 2025-03-31
RENOVARO INC.
filed 2025-05-15
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, the number of shares of the registrant’s Common Stock outstanding was 172,118,569.

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

The results for the period ended March 31, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K/A for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission on February 19, 2025.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$923,002	$220,467
Other receivable	964,389	—
Investment in equity securities	710,281	—
Insurance receivable	127,080	1,108,247
Prepaids and other assets	943,302	668,929
Total Current Assets	3,668,054	1,997,643

Property and equipment, net	393,119	482,121

OTHER ASSETS:
Definite life intangible assets, net	16,172	30,043
Goodwill	112,642,272	159,330,161
Deposits and other assets	14,146	19,849
Operating lease right-of-use assets	992,357	1,269,633
Total Other Assets	113,664,947	160,649,686

TOTAL ASSETS	$117,726,120	$163,129,450

LIABILITIES
CURRENT LIABILITIES:
Accounts payable – trade	$11,726,058	$9,448,683
Accrued expenses	5,715,737	5,311,324
Other current liabilities	546,265	295,361
Contingent consideration liability	1,320,000	12,310,000
Convertible notes payable	245,000	245,000
Current portion of operating lease liabilities	547,683	493,553
Stock subscription payable	3,000,000	—
Notes payable – related parties, net	5,740,897	2,205,996
Total Current Liabilities	28,841,640	30,309,917

NON-CURRENT LIABILITIES:

Operating lease liabilities, net of current portion	497,629	842,389
Total Non-Current Liabilities	497,629	842,389
Total Liabilities	29,339,269	31,152,306

Commitments and Contingencies (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, par value $0.0001, 350,000,000 shares authorized, 162,392,907 shares issued and outstanding at March 31, 2025, and 158,452,644 shares issued and outstanding at June 30, 2024	16,241	15,847
Additional paid-in capital	471,325,333	464,587,224
Accumulated deficit	(383,730,334)	(332,455,081)
Accumulated other comprehensive income (loss)	775,611	(170,846)
Total Stockholders’ Equity	88,386,851	131,977,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,726,120	$163,129,450

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Operating Expenses
General and administrative	$4,224,590	$7,652,379	$13,878,963	$19,558,981
Research and development	(94,073)	1,087,156	457,200	2,274,321
Goodwill impairment	—	—	47,614,729	—
Intangible asset impairment	—	42,611,000	—	42,611,000
Depreciation and amortization	31,975	30,305	96,469	90,727
Total Operating Expenses	4,162,492	51,380,840	62,047,361	64,535,029

LOSS FROM OPERATIONS	(4,162,492)	(51,380,840)	(62,047,361)	(64,535,029)

Other Income (Expenses)

Change in fair value of contingent consideration	4,330,000	(7,289,156)	10,990,000	(7,289,156)
Change in fair value of equity securities	210,281	—	210,281	—
Loss on extinguishment of debt	—	—	—	(120,018)
Interest expense	(188,685)	(303,802)	(537,656)	(758,057)
Interest and other income	72	(16,272)	109,483	8,041
Total Other Income (Expense)	4,351,668	(7,609,230)	10,772,108	(8,159,190)

NET INCOME (LOSS)	$189,176	$(58,990,070)	$(51,275,253)	$(72,694,219)

BASIC INCOME (LOSS PER SHARE)	$0.00	$(0.54)	$(0.32)	$(0.91)

DILUTED INCOME (LOSS PER SHARE)	$0.00	$(0.54)	$(0.32)	$(0.91)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC	162,334,574	109,249,637	161,377,448	79,754,095

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - DILUTED	163,930,470	109,249,637	161,377,448	79,754,095

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Net Income (Loss)	$189,176	$(58,990,070)	$(51,275,253)	$(72,694,219)
Other Comprehensive Income (Loss)
Foreign Currency Translation, net of taxes	4,623,214	1,061,201	946,457	1,063,852

Comprehensive Income (Loss)	$4,812,390	$(57,928,869)	$(50,328,796)	$(71,630,367)

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	# of Series A Preferred Shares	Series A Preferred Shares Amount	# of common Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
June 30, 2023	—	—	63,698,144	$6,371	$290,554,875	$(244,029,253)	$(29,882)	$46,502,111
Issuance of preferred stock and warrants in private placement	280,505	28	—	—	1,999,972	—	—	2,000,000
Issuance of preferred stock and warrants for conversion of Note Payable	280,505	28	—	—	1,999,973	—	—	2,000,001
Restricted shares issued for services rendered	—	—	2,000,000	200	4,469,800	—	—	4,470,000
Stock-based compensation	—	—	—	—	983,829	—	—	983,829
Net loss	—	—	—	—	—	(9,175,028)	—	(9,175,028)
Foreign currency translation adjustment	—	—	—	—	—	—	(34,601)	(34,601)
September 30, 2023	561,010	56	65,698,144	6,571	300,008,449	(253,204,281)	(64,483)	46,746,312
Stock issued pursuant to warrants exercised	—	—	525,945	53	341,812	—	—	341,865
Restricted shares issued for advisory services	—	—	1,000,000	100	(100)	—	—	—
Stock-based compensation	—	—	—	—	999,228	—	—	999,228
Net loss	—	—	—	—	—	(4,529,121)	—	(4,529,121)
Foreign currency translation adjustment	—	—	—	—	—	—	37,252	37,252

December 31, 2023	561,010	56	67,224,089	6,724	301,349,389	(257,733,402)	(27,231)	43,595,536
Non-cash exercise of warrants	—	—	3,425,399	343	1,999,657	—	—	2,000,000
Restricted shares issued for services rendered	—	—	50,000	5	99,995	—	—	100,000
Issuance of common stock under private placement offering	—	—	344,827	34	999,966	—	—	1,000,000
Issuance of common stock pursuant to acquisition of GEDi Cube (Note 12)	—	—	70,834,183	7,083	135,994,548	—	—	136,001,631
Preferred stock converted to common stock pursuant to acquisition of GEDi Cube (Note 12)	(561,010)	(56)	5,610,100	561	(505)	—	—	—
Shares issuable for settlement of contingent consideration	—	—	3,425,399	343	7,775,313	—	—	7,775,313
Stock-based compensation	—	—	—	—	1,861,601	—	—	1,861,601
Net loss	—	—	—	—	—	(58,990,070)	—	(58,990,070)
Foreign currency translation adjustment	—	—	—	—	—	—	1,061,201	1,061,201

March 31, 2024	—	$—	150,913,997	$15,093	$450,079,965	$(316,723,472)	$1,033,970	$134,405,556

	# of Series A Preferred Shares	Series A Preferred Shares Amount	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
June 30, 2024	—	$—	158,452,644	$15,847	$464,587,224	$(332,455,081)	$(170,846)	$131,977,144
Issuance of common stock under private placement offering	—	—	1,423,456	142	2,096,039	—	—	2,096,181
Restricted shares issued for services rendered	—	—	2,000,000	200	1,399,800	—	—	1,400,000
Forfeited shares of common stock	—	—	(833,333)	(83)	83	—	—	—
Stock-based compensation	—	—	—	—	357,648	—	—	357,648
Net loss	—	—	—	—	—	(44,212,035)	—	(44,212,035)
Foreign currency translation adjustment	—	—	—	—	—	—	6,468,061	6,468,061
September 30, 2024	—	—	161,042,767	16,106	468,440,794	(376,667,116)	6,297,215	98,086,999
Issuance of common stock under private placement offering	—	—	190,140	19	279,981	—	—	280,000
Restricted shares issued for services rendered	—	—	660,000	66	393,334	—	—	393,400
Restricted shares issued for executive compensation	—	—	250,000	25	137,475	—	—	137,500
Stock-based compensation	—	—	—	—	558,631	—	—	558,631
Net loss	—	—	—	—	—	(7,252,394)	—	(7,252,394)
Foreign currency translation adjustment	—	—	—	—	—	—	(10,144,818)	(10,144,818)

December 31, 2024	—	$—	162,142,907	$16,216	$469,810,215	$(383,919,510)	$(3,847,603)	$82,059,318
Restricted shares issued for executive compensation	—	—	250,000	25	15,919	—	—	15,944
Stock-based compensation	—	—	—	—	1,499,199	—	—	1,499,199
Net income	—	—	—	—	—	189,176	—	189,176
Foreign currency translation adjustment	—	—	—	—	—	—	4,623,214	4,623,214

March 31, 2025	—	$—	162,392,907	$16,241	$471,325,333	$(383,730,334)	$775,611	$88,386,851

See accompanying notes to the unaudited condensed consolidated financial statements.

RENOVARO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,275,253)	$(72,694,219)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	96,469	90,727
Loss on extinguishment of debt	—	120,018
Change in value of contingent consideration	(10,990,000)	7,289,156
Change in value of equity securities	(210,281)	—
Stock-based compensation expense	2,415,478	3,844,658
Restricted shares for services rendered (including $153,444 of compensation expense)	1,946,844	4,570,000
Goodwill impairment	47,614,729	—
Intangible asset impairment	—	42,611,000
Amortization of discount of notes payable	32,024	494,809
Changes in assets and liabilities:
Other receivables	986,870	—
Prepaid expenses/deposits	744,557	798,741
Accounts payable	2,277,375	2,110,232
Accrued expenses	379,468	2,194,293
Other current liabilities	(68,437)	—
Operating leases, net	(13,354)	12,936
NET CASH USED IN OPERATING ACTIVITIES	(6,063,511)	(8,557,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable prior to acquisition	—	(1,225,779)
Investment in equity securities	(1,464,389)	—
Cash received from acquisition	—	65,851
Purchase of property and equipment	—	(46,878)
NET CASH USED IN INVESTING ACTIVITIES	(1,464,389)	(1,206,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of promissory notes	—	3,645,000
Repayment of finance agreement	(699,588)	(646,128)
Proceeds from private placement	2,376,181	3,000,000
Stock subscription payable	3,000,000	—
Proceeds from notes payable	3,527,822	1,710,000
Proceeds from exercise of warrants	—	341,865
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,204,415	8,050,737

Effect of exchange rates on cash	26,020	151,935

NET CHANGE IN CASH	702,535	(1,561,783)

CASH, BEGINNING OF PERIOD	220,467	1,874,480

CASH, END OF PERIOD	$923,002	$312,697

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$15,995	$12,692

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Finance agreement entered into in exchange for prepaid assets	$1,018,930	$906,834
Conversion of note payable for issuance of preferred stock	$—	$2,000,001
Common shares issued upon acquisition	$—	$136,001,631
Contingent consideration issued upon acquisition	$—	$20,557,500
Earn out shares issued in settlement of contingent liability	$—	$7,775,656
Note payable settled through non-cash exercise of warrants	$—	$2,000,000
Debt discount related to convertible promissory notes	$24,954	$—
Debt discount related to notes payable	$—	$301,841
Cancellation of restricted stock awards	$83	$—

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

Basis of Presentation – The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2025, and 2024 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2024 audited financial statements. The results of operations for the period ended March 31, 2025 are not necessarily indicative of the operating results for the full year.

Consolidation – For the three and nine months ended March 31, 2025, and 2024, the condensed consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

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

Loss Per Share –Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised and shares issuable upon conversion of convertible preferred stock and convertible notes. Because of the net loss for the nine months ended March 31, 2025, and 2024, the dilutive shares for all periods were excluded from the Diluted EPS calculation as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 12,850,390 and 9,522,967 potential shares of Common Stock excluded from the Diluted EPS calculation as of March 31, 2025, and 2024, respectively.

Functional Currency & Foreign Currency Translation – The functional currency of Renovaro Biosciences Denmark ApS is the Danish Kroner (“DKK”) and the functional currency of Renovaro Cube is the Euro (“EUR”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended March 31, 2025, and 2024. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Investment in Equity Securities – The Company accounts for investments in equity securities in accordance with ASC 321, Investments—Equity Securities. Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in net income or loss. Equity securities without readily determinable fair values are measured at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company evaluates such investments at each reporting period for impairment or other observable transactions that would require adjustment. On February 28, 2025, the Company purchased $500,000 of equity securities. During the period ended March 31, 2025, the Company recorded a change in fair value of equity securities for $210,281 (see note 3). The investment in equity securities balance at March 31, 2025, was $710,281.

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

NOTE 2 — GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net income (loss) of $189,176 and $(51,275,253) for the three and nine months ended March 31, 2025, respectively. As of March 31, 2025, the Company had cash and cash equivalents of $923,002 and an accumulated deficit of $383,730,334 and a working capital deficit of $25,173,586. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

There were no Level 2 and 3 assets, or any Level 1 or 2 liabilities as of March 31, 2025.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, lease obligations and notes payable approximate their recorded values due to their short-term maturities.

Level 1 assets held as of March 31, 2025, consisted of an investment in equity securities related to an extension agreement entered on February 28, 2024. The Company purchased 467,290 shares of common stock at a purchase price of $1.07 per share. The investment in equity securities was recorded at a fair value of $500,000 at the time of purchase and is subsequently remeasured to fair value at the end of each reporting period. As of March 31, 2025, the Company held 467,290 shares of common stock in connection with the investment in equity securities.

Level 3 liabilities held as of March 31, 2025, consisted of a contingent consideration liability related to the February 13, 2024 acquisition of Renovaro Cube, (the “Acquisition”). As consideration for the Acquisition, the stockholders of Renovaro Cube received (i) 70,834,183 shares of Common Stock, and (ii) the right to receive up to 11,899,545 contingent shares pro rata upon the exercise of convertible notes, options, and warrants, which were outstanding at closing. The contingent consideration liability was recorded at fair value of $20,557,500 at the time of the Acquisition and is subsequently remeasured to fair value at the end of each reporting period. As of March 31, 2025, there were 2,775,650 contingent shares issuable in connection with the Acquisition.

The Company’s assets and liabilities measured at fair value on recurring bases as of March 31, 2025 were as follows:

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3

Assets:

Investment in equity securities	710,281	—	—
Total assets at fair value	$710,281	—	$—
Liabilities:
	—
Contingent consideration	—	—	1,320,000
Total liabilities at fair value	$—	—	$1,320,000

The fair value of the contingent consideration liability is estimated using a Black-Scholes option-pricing model and a Monte-Carlo option pricing model. The key inputs to the model are all contractual or observable with the exception being volatility, which is computed based on the volatility of the Company’s underlying stock. The key inputs to valuing the contingent consideration liability as of March 31, 2025, were:

Stock Price	$0.54
Exercise Price	$0.46 - $8.23
Volatility	123.1% - 157.4%
Risk Free Rate	3.82% - 4.09%
Expected Dividends	0%
Expected Term (years)	2.91 – 8.75

The following table sets forth the Level 3 liability at March 31, 2025, which is recorded on the consolidated balance sheet at fair value on a recurring basis. As required, this liability is classified based on the lowest level of input that is significant to the fair value measurement.

The roll forward of contingent consideration liability is as follows:

Balance June 30, 2024	$12,310,000
—
Fair value adjustment	(10,990,000)
Fair Value at March 31, 2025	$1,320,000

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

On February 13, 2024, the Company acquired Renovaro Cube as a wholly owned subsidiary pursuant to a stock purchase agreement. As part of the acquisition of Renovaro Cube, the Company acquired goodwill valued at $159,464,039.

Impairment – During the nine months ended March 31, 2025, the results of the assessment indicated that the carrying value of the RENC reporting unit exceeded its fair value, due to the decline in the estimated fair value of the reporting unit based on the Company’s market capitalization. Management concluded the significant driver for the change in the economic benefits was due to the Company’s continued inability to raise capital for the further development of the technologies within this reporting unit. Therefore, an impairment adjustment of $47,614,729 was recorded for the period ended March 31, 2025.

At March 31, 2025 and June 30, 2024, definite-life and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2024	Additions	Amortization	Impairment	Translation Adjustment	March 31, 2025
Definite Life Intangible Assets
Patents	20 Years	$284,977	$—	$—	$—	$2,103	$287,080
Less Accumulated Amortization		(254,934)	—	(7,326)	—	(8,648)	(270,908)
Net Definite-Life Intangible Assets		$30,043	$—	$(7,326)	$—	$(6,545)	$16,172

Goodwill
Goodwill		159,330,161	—	—	(47,614,729)	926,840	112,642,272
Total Goodwill		$159,330,161	$—	$—	$(47,614,729)	$926,840	$112,642,272

Expected future amortization expense is as follows:

Years ended June 30,
2025	$4,043
2026	4,043
2027	4,043
2028	4,043
Total	$16,172

NOTE 5 — DEBT

Convertible Notes Payable —

The January 2024 Note — On January 12, 2024, the Company entered into Subscription Agreements with an investor to issue a Convertible Promissory Note for an aggregate principal amount of $125,000 (the “January 2024 Note”). The Company received a total of $125,000 in gross proceeds. The January 2024 Note bears an interest rate of 12% per annum and matured on December 29, 2024. The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the January 2024 Note. The January 2024 Note is convertible either at the option of the holder or automatically upon maturity into shares of the Company’s Common Stock at the Note Conversion Price of $3.38.

December 2023 Notes — On December 20, 2023, the Company entered into Subscription Agreements to purchase Convertible Promissory Notes for an aggregate principal amount of $120,000 (the “December 2023 Notes”). The Company received a total of $120,000 from the private placement between December 2023 and January 2024. The December 2023 Notes bear an interest rate of 12% per annum and matured one year after their respective dates of issuance (the “Maturity Date”). The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the December 2023 Notes. Notwithstanding the immediately foregoing, at the option of the holder, interest may accrue on the December Notes on a quarterly basis. The December 2023 Notes are convertible into shares of the Company’s Common Stock in whole or in part at any time and from time to time, after the original issue date and prior to the Maturity Date, at a conversion price of $3.38 per share.

The January 2024 Note and December 2023 Notes balance at March 31, 2025 was $245,000.

Notes Payable —

Bridge Loans — From October 21, 2024 to January 24, 2025, the Company entered into agreements with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of $2,650,000. The Company received $2,650,000 in gross proceeds. The notes bear an interest rate of 10% per annum and mature from December 31, 2024 to December 31, 2025. Approximately $700,000 matured on December 31, 2024, $900,000 matured on December 31, 2025 and $1,050,000 matured on January 31, 2025. On February 24, 2025, Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. The note balance at March 31, 2025, was $2,650,000 with Paseco ApS and Laksya Ventures Inc. each holding $1,325,000.

From November 12, 2024 to December 3, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of €500,000. The note bears an interest rate of 10% per annum and matures on December 1, 2025. During the period ended March 31, 2025 approximately €50,000 was reclassed to accounts payable. On February 24, 2025 Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. The note balance at March 31, 2025 was approximately $490,000 with Paseco ApS and Laksya Ventures Inc. each holding $245,000.

On November 1, 2024, Renovaro Cube entered into an agreement with Yalla Yalla Limited, an investor to issue a Promissory Note for the amount of approximately €230,000. The note bears an interest rate of 10% per annum and matured on February 24, 2025. The note balance at March 31, 2025 was approximately $238,000.

On September 16, 2024, the Company entered into an agreement with RS Bio ApS, a Danish entity controlled by a shareholder (“RS Bio”), to issue a Promissory Note for the principal amount of $100,000 (the “September 2024 Note”). The Company received $100,000 in gross proceeds. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. The note balance at March 31, 2025 was $100,000.

On September 6, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue a Promissory Note for the principal amount of €50,000. The note bears an interest rate of 12% per annum and matures on September 9, 2025. On February 24, 2025 Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. The note balance at March 31, 2025 was approximately $57,000 with Paseco ApS and Laksya Ventures Inc. each holding $28,500.

On February 5, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263 (the “February 2024 Note”). The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. The note balance, net of discount at March 31, 2025 was $105,263.

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315. The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. The note balance, net of discount at March 31, 2025 was $526,315.

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000. The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the note. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. The note balance, net of discount at March 31, 2025 was $750,000.

Promissory Note — On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Promissory Note”) to Paseco ApS. There have been eight amendments to the Promissory Note since the issuance date, the most recent of which is dated August 1, 2024. The principal amount of the Promissory Note, as amended, was payable on November 1, 2024 (the “Maturity Date”). The Promissory Note, as amended, bears interest at a fixed rate of 12% per annum. On February 24, 2025 Paseco ApS assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. The Promissory Note balance at March 31, 2025 is $831,497.

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

During the quarter ended March 31, 2025 and 2024, no shares of Common Stock to Lincoln Park were sold under the Purchase Agreement.

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

On January 21, 2025, the Company issued 250,000 shares of Common Stock to its Chief Executive Officer of Renovaro Cube valued at $177,500.

Beginning February 24, 2025, the Company entered into a public equity offering. (see Note 7 – Commitment and Contingencies).

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows in the nine months ended March 31, 2025:

Renovaro Inc.
Expected term (in years)	5.5 - 7.5
Volatility	109.45% - 118.99%
Risk free interest rate	3.86% - 4.40%
Dividend yield	0%

On August 23, 2024, Avram Miller, a former member of the Company’s board of directors (the “Board of Directors”), forfeited 833,333 shares of Common Stock from the original 1,000,000 shares of Common Stock for advisory services originally granted to him on October 11, 2023. As consideration for such forfeiture, the Company granted to Mr. Miller, an option to purchase 978,261 shares of Common Stock of the Company with a per-share exercise price of, $0.69. The Company determined that this transaction represented a modification of the original award. The Company measured the fair value of the options issued as compared to the fair value of the original issuance and determined that there was no incremental compensation to recognize as the fair value of the options was less than the fair value of the Common Stock. Therefore, the Company will recognize the remaining fair value of the original award over the remaining vesting period, which is one year. The Company recognized stock-based compensation expense of $847,082 related to the vesting of the stocks options during the period ended March 31, 2025. At March 31, 2025, the Company had $497,761 of unrecognized compensation cost related to the options which vest at August 23, 2025.

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

On November 4, 2024, the Company issued 58,500 stock options to its former interim Chief Financial Officer. The options had a fair value of $31,005 on the grant date, fully vest on January 6, 2025 and expire on November 4, 2034. Subsequently, during the period ended March 31, 2025, pursuant to the Company’s executive officer compensation claw back policy, the board of directors directed the Company to claw back and cancel the 58,500 options which were issued on November 4, 2024.

On January 21, 2025, the Company issued 250,000 stock options to the Chief Financial Officer of Renovaro Cube. The options had a fair value of $151,750 on the grant date, fully vest on January 6, 2027, and expire on January 21, 2035.

On January 21, 2025, the Company issued 1,000,000 stock options to its board of directors. The options had a fair value of $593,000 on the grant date, fully vest on December 30, 2029, and expire on January 21, 2035.

In total, the Company recognized stock-based compensation expense related to options of $263,631 and $1,179,940 for the three and nine months ended March 31, 2025, respectively. The Company recognized stock-based compensation expense related to options of $1,326,592 and $2,775,793 for the three and nine months ended March 31, 2024, respectively. At March 31, 2025, the Company had approximately $1,338,933 of unrecognized compensation cost related to non-vested options.

Warrants

The Company recognizes compensation costs for warrants non-employees based on their grant-date fair value. The value of each warrant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the warrants granted using the Black-Scholes option-pricing model are as follows in the nine months ended March 31, 2025:

Renovaro Inc.
Expected term (in years)	0.50
Volatility	162.35%
Risk free interest rate	4.40%
Dividend yield	0%

On February 24, 2025, the Company issued 3,175,000 warrants to Paseco ApS. The company recognized stock-based compensation related to warrants of $1,235,538 in the period ended March 31, 2025. At March 31, 2025, the Company had zero unrecognized compensation cost related to non-vested warrants.

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

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. The Company paid zero under the HBV License Agreement during the quarters ending March 31, 2025, and 2024. The Company has filed a claim against the Licensors, which includes certain payments it made related to this license (see Contingencies sub-section below).

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

Contingencies

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) and together, the “Securities Class Action Litigation”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice, but the Chow action remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company filed a motion to dismiss the amended complaint on March 15, 2024. The Court denied the Company’s motion to dismiss on June 28, 2024. A mediation was held on September 17, 2024, after which the parties signed a stipulation of settlement, dated November 8, 2024. The plaintiff filed their motion for preliminary approval of the settlement on December 9, 2024. On December 18, 2024, the Company filed a notice of non-opposition to the motion for preliminary approval of the settlement. On January 7, 2025, the Court took the plaintiff’s motion for preliminary approval of the settlement under consideration without oral argument.

Federal Derivative Litigation. On September 22, 2022, Samuel E. Koenig filed a shareholder derivative action in the United States District Court for the Central District of California (the “Koenig Matter”). On January 19, 2023, John Solak filed a substantially similar shareholder derivative action in the United States District Court for the District of Delaware (the “Solak Matter”). Both derivative actions recite similar underlying facts as those alleged in the Securities Class Action Litigation. The actions, filed on behalf of the Company, name Serhat Gümrükcü and certain of the Company’s former directors as defendants. The actions also name the Company as a nominal defendant. The actions allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and also set out claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiffs do not quantify any alleged injury, but seek damages, disgorgement, restitution, and other costs and expenses. On January 24, 2023, the United States District Court for the Central District of California stayed the Koenig Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On April 4, 2023, the United States District Court for the District of Delaware stayed the Solak Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024,

the United States District Court for the Central District of California denied the defendants’ motion to dismiss the Securities Class Action Litigation. The Koenig Matter is currently stayed and the parties’ deadline to file a joint status report is July 11, 2025. On April 30, 2025, the court stayed the Solak Matter for ninety (90) days and the deadline for the parties to file a joint status report or further stay of the action is July 29, 2025. The defendants have not yet responded to the Koenig or Solak complaints. The Company intends to contest these matters but expresses no opinion as to the likelihood of favorable outcomes. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County, reciting similar underlying facts as those alleged in the Securities Class Action Litigation (the “Midler Matter”). The action, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The action also names the Company as a nominal defendant. The action sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied the defendants’ motion to dismiss the Securities Class Action Litigation. On April 29, 2025, the court stayed the Midler Matter for ninety (90) days. The parties’ deadline to file a joint status report in the Midler action is July 28, 2025. The defendants have not yet responded to the complaint. The Company intends to contest this matter but expresses no opinion as to the likelihood of a favorable outcome. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

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

Trial was scheduled to begin on March 3, 2025. On November 14, 2024, the court vacated the March 3, 2025 trial date and set a trial setting conference for May 1, 2025. At the May 1, 2025 trial setting conference, the court reset the trial to begin on November 30, 2026. Discovery remains ongoing. The Company denies the allegations in Defendants’ cross claims and intends to vigorously defend against them while pursuing its claims against the Defendants.

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

On or about April 16, 2025, the parties entered into a confidential settlement agreement. The confidential settlement agreement requires certain events to occur within 45 days and 60 days and, accordingly, the court has entered a 65-day dismissal nisi. Unless a party moves to reopen within the 65-day period, the action will be dismissed with prejudice.

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

On December 4, 2023, in lieu of opposing the motion to dismiss, Plaintiffs filed a Verified First Amended Complaint (“FAC”). In the FAC, Plaintiffs assert claims against the Company and others for purported breaches of the Investor Rights Agreement, fraud, tortious interference with a contract, and several other torts. Plaintiffs seek compensatory, exemplary, and punitive damages, as well as certain declaratory relief, specific performance, and pre- and post-judgment interest, costs, and attorneys’ fees. The Company filed a motion to dismiss the FAC on December 18, 2023 and the court held a hearing on November 15, 2024. At the hearing, the court dismissed (1) all claims brought on behalf of Wittekind and the Trusts, (2) the fraudulent concealment claim against the Company and others (without prejudice), and (3) the breach of contract claim against the Company related to a registration statement that was not filed in 2023. At the hearing, the court also found that punitive damages were not available to Plaintiffs. The court took the remaining issues briefed on the Company’s motion to dismiss under advisement. On February 26, 2025, the court ruled on the balance of the claims against the Company and (1) denied the Company’s motion to dismiss Weird Science’s breach of contract claims related to registration statements filed in 2020 and 2022; (2) dismissed the fraudulent inducement claim as time barred; and (3) dismissed the declaratory judgment claim. The Company denies Plaintiffs’ allegations and remaining claims and intends to vigorously defend against these claims.

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

On June 21, 2024, the Company filed suit against Weird Science, Wittekind, and certain trusts in connection with the February 16, 2018 merger involving the Company and two companies closely associated with Gumrukcu. In the complaint, the Company alleges that Gumrukcu and others deliberately and fraudulently concealed a murder-for-hire scheme from the Company in order to induce the Company to enter into the merger agreement, which resulted in the defendants receiving shares and compensation. The Company asserts claims for fraudulent concealment, equitable fraud, unjust enrichment, and civil conspiracy and seeks, inter alia, equitable relief, including, but not limited to, return to the Company any shares received in connection with the merger, and damages. On October 1, 2024, the defendants moved to dismiss the complaint and a hearing has been scheduled for June 25, 2025.

Equity Contingencies

Between February 24, 2025 and March 25, 2025, the Company received gross proceeds of $3,000,000 from an investor participating in the equity offering of up to $15,000,000 made to a group of investors whereby each investor is to receive one Common Stock and one Warrant for every dollar invested. As of March 31, 2025, the equity offering had not yet closed. Pursuant to the terms of the offering, the investors retain the right to require the return of their funds in the event the offering does not close.

Because the closing of the offering has not occurred yet as of March 31, 2025, and the return of proceeds remains within the control of the investor, the Company has classified the $3,000,000 as a liability on its condensed consolidated balance sheet as of March 31, 2025. The Company will reassess the classification of this amount in future periods based on the status of the offering and any changes to the related rights or obligations.

NOTE 8 — RELATED PARTY TRANSACTIONS

As of March 31, 2025, the Company has accrued $384,949 of compensation related expenses for the Company’s former Chief Executive Officer, Mark Dybul, related to budget constraints.

On August 23, 2024, Avram Miller, a former member of the Board of Directors, forfeited 833,333 shares of Common Stock from the original 1,000,000 shares of Common Stock for advisory services originally granted to him on October 11, 2023. As consideration for such forfeiture, the Company granted to Mr. Miller, an option to purchase 978,261 shares of Common Stock of the Company with a per-share exercise price of $0.69. The Company determined that this transaction represented a modification of the original award. The Company measured the fair value of the options issued as compared to the fair value of the original issuance and determined that there was no incremental compensation to recognize as the fair value of the options was less than the fair value of the Common Stock. Therefore, the Company will recognize the remaining fair value of the original award over the remaining vesting period, which is one year. The Company recognized stock-based compensation expense of $847,082 related to the vesting of the stocks options during the period ended March 31, 2025. At March 31, 2025, the Company had $497,761 of unrecognized compensation cost related to the options which vest at August 23, 2025.

NOTE 9 — SEGMENT REPORTING

For the period ending March 31, 2025, the Company had two reportable segments. These segments have different strategic and economic goals and are managed separately because they require different technology and marketing strategies.

Reportable Segment	Description
RENB (United States)	Developing new immunotherapies to combat cancer
RENC (Netherlands)	Developing a predicative artificial intelligence based diagnostic methodology for the use of earlier cancer detection

The Company’s chief executive officer is the chief operating decision maker and reviews the internal management reports for each segment at least quarterly. During the period ending March 31, 2025, there were no significant inter-company revenues or expenses. The chief operating decision maker assesses performance for each segment and decides how to allocate resources based on segment operating losses that also is reported on the consolidated statement of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

	Operating loss	Assets
United States	$12,230,368	$4,506,640
Netherlands	49,816,993	113,219,480
	$62,047,361	$117,726,120

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

Information regarding each reportable segment for the three months ended March 31, 2025, is as follows:

	RENB	RENC	Total
General and administrative	$3,560,642	$663,948	$4,224,590
Research and development	(94,073)	—	(94,073)
Goodwill impairment	—	—	—
Depreciation and amortization	30,497	1,478	31,975

Segment operating loss	$3,497,066	$665,426	$4,162,492

Information regarding each reportable segment for the nine months ended March 31, 2025, is as follows:

	RENB	RENC	Total
General and administrative	$11,690,043	$2,188,920	$13,878,963
Research and development	448,697	8,503	457,200
Goodwill impairment	—	47,614,729	47,614,729
Depreciation and amortization	91,628	4,841	96,469

Segment operating loss	$12,230,368	$49,816,993	$62,047,361

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

Consolidated unaudited pro forma information:

The following consolidated pro forma information assumes that the acquisition of Renovaro Cube took place on July 1, 2023 for the statement of operations for the nine month period ended March 31, 2024. These amounts have been estimated after applying the Company’s accounting policies:

	Three months ended March 31, 2024	Nine months ended March 31, 2024
Revenues	$—	$—
Net loss	$(15,842,575)	$(67,967,173)

The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

NOTE 11 — SUBSEQUENT EVENTS

On February 26, 2025, Renovaro, Inc., a Delaware corporation (“Renovaro”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renovaro Acquisition Sub, a Delaware corporation and wholly owned subsidiary of Renovaro (“Merger Sub”), and Biosymetrics, Inc., a Delaware corporation (“Biosymetrics”), pursuant to which Renovaro agreed to acquire Biosymetrics pursuant to the merger of Merger Sub with and into Biosymetrics, with Biosymetrics as the surviving corporation and a wholly owned subsidiary of Renovaro (the “Transaction”). On April 8, 2025, Renovaro consummated the Transaction and issued 15.0 million shares of Renovaro’s common stock, par value $0.0001 per share (the “Shares”), to the former stockholders of Biosymetrics in accordance with the terms of the Merger Agreement.

The offer and sale of the Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration requirements thereunder provided by Section 4(a)(2) thereof. Renovaro relied in part upon representations contained in the Merger Agreement that all those receiving Shares in connection with the Transaction are “accredited investors” as defined in Rule 501(a) under the Securities Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of Renovaro Inc. (“Renovaro,” and together with its subsidiaries, the “Company”, “we” or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A as filed with the SEC on February 19, 2025. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of the business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Going Concern and Management’s Plans

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net income (loss) of $189,176 and $(51,275,253) for the three and nine months ended March 31, 2025, respectively. As of March 31, 2025, the Company had cash and cash equivalents of $923,002 and an accumulated deficit of $383,730,334 and a working capital deficit of $25,173,586. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Results of Operations for the Three and Nine Months ended March 31, 2025 and 2024

The following table sets forth our revenues, expenses and net loss for the three and nine months ended March 31, 2025 and 2024. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended				For the Nine Months Ended
	March 31,		Increase/(Decrease)		March 31,		Increase/(Decrease)
	2025	2024	$	%	2025	2024	$	%
Operating Expenses
General and administrative	$4,224,590	$7,652,379	$(3,427,789)	(45)%	$13,878,963	$19,558,981	$(5,680,018)	(29)%
Research and development	(94,073)	1,087,156	(1,181,229)	(109)%	457,200	2,274,321	(1,817,121)	(80)%
Goodwill impairment	—	—	—	—	47,614,729	—	47,614,729	100%
Intangible asset impairment	—	42,611,000	(42,611,000)	(100)%	—	42,611,000	(42,611,000)	(100)%
Depreciation and amortization	31,975	30,305	1,670	6%	96,469	90,727	5,742	6%
Total Operating Expenses	4,162,492	51,380,840	(47,218,348)	(92)%	62,325,381	64,535,029	(2,487,668)	(4)%
LOSS FROM OPERATIONS	(4,162,492)	(51,380,840)	47,218,348	(92)%	(62,325,381)	(64,535,029)	2,487,668	4%
Other Income (Expenses)
Change in fair value of contingent consideration	4,330,000	(7,289,156)	11,619,156	(159)%	10,990,000	(7,289,156)	18,279,156	(251)%
Change in fair value of equity securities	210,281	—	210,281	100%	210,281	—	210,281	100%
Loss on extinguishment of debt	—	—	—	—	—	(120,018)	120,018	(100)%
Interest expense	(188,685)	(303,802)	115,117	(38)%	(537,656)	(758,057)	220,401	(29)%
Interest and other income	72	(16,272)	16,344	(100)%	109,483	8,041	101,442	1,262%
Total Other Income (Expense)	4,351,668	(7,609,230)	11,960,898	(157)%	10,772,108	(8,159,190)	18,931,298	(232)%
NET INCOME (LOSS)	$189,176	$(58,990,070)	$59,179,246	100%	$(51,275,253)	$(72,694,219)	$21,418,966	(29)%

Revenues

We are a pre-revenue, pre-clinical biotechnology and artificial intelligence driven healthcare technology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenue until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the three months ended March 31, 2025 and 2024, were $4,162,492 and $51,380,840 respectively, representing a decrease of $47,218,348 or approximately 92%. The decrease in operating expenses primarily relates to the decrease of intangible asset impairment of $42,611,000, general and administrative expenses of $3,427,789 and the decrease in research and development expenses of $1,181,229.

Our operating expenses for the nine months ended March 31, 2025 and 2024, were $62,047,361 and $64,535,029 respectively, representing a decrease of $2,487,668, or approximately 4%. The decrease in operating expenses primarily relates to the decrease in intangible asset impairment of $42,611,000, general and administrative expenses of $5,680,018 and research and development expenses of $1,817,121, partially offset by the increase in goodwill impairment of $47,614,729.

General and administrative expenses for the three months ended March 31, 2025, and 2024, were $4,224,590 and $7,652,379, respectively, representing a decrease of $3,427,789 or approximately 45%. The variance is related to decreases in legal expenses of $1,915,126, consulting fees expense of $453,294, non-cash stock-based compensation expense of $362,402, marketing expenses of $137,516, investor relations expenses of $109,831 and board of director compensation of $107,718.

General and administrative expenses for the nine months ended March 31, 2025, and 2024, were $13,878,963 and $19,558,981, respectively, representing a decrease of $5,680,018 or approximately 29%. The variance is related to decreases in legal expenses of $1,722,555, consulting fees expense of $2,552,211, non-cash stock-based compensation expense of $1,429,180, marketing expenses of $280,412, investor relations expenses of $186,646 and board of director compensation of $203,968, partially offset by an increase in compensation related expenses of $856,873.

Research and development expenses for the three months ended March 31, 2025, and 2024, were $(94,073) and $1,087,156, respectively, representing a decrease of $1,181,229 or approximately 109%. The variance is primarily driven by decreases of $632,102 in collaborating partner expenses with CDMO and CROs, consulting expenses of $339,505 and consumables and reagents related expenses of $205,985.

Research and development expenses for the nine months ended March 31, 2025, and 2024, were $457,200 and $2,274,321, respectively, representing a decrease of $1,817,121 or approximately 80%. The variance is primarily driven by decreases of $1,130,193 in collaborating partner expenses with CDMO and CROs, consulting expenses of $446,938 and consumables and reagents related expenses of $231,281.

The Company recorded other income of $4,351,668 for the three months ended March 31, 2025, compared to other expense of $7,609,230 for the three months ended March 31, 2024, representing an decrease in other expense of $11,960,898 or 157%. The variance is primarily due to the change in fair value of contingent consideration liability of $11,619,156.

The Company recorded other income of $10,772,108 for the nine months ended March 31, 2025, compared to other expense of $8,159,190 for the nine months ended March 31, 2024, representing a decrease in other expense of $18,931,298 or 232%. The variance is primarily due to the change in fair value of contingent consideration liability of $18,279,156.

Net Loss

Net income (loss) for the three months ended March 31, 2025, and 2024, was $189,176 and $(58,990,070), respectively, representing a change in net income (loss) of $59,179,246 or approximately 100%. The decrease in net loss was primarily due to a decrease in intangible asset impairment of $42,611,000 and the change in fair value of contingent consideration of $11,619,156.

Net loss for the nine months ended March 31, 2025, and 2024, was $51,275,253 and $72,694,219, respectively, representing a decrease in net loss of $21,418,966 or approximately 29%. The decrease in net loss was primarily due to decreases in intangible asset impairment of $42,611,000, general and administrative expenses of $5,680,018, research development expenses of $1,817,121 and change in fair value of contingent consideration of $18,931,298, partially offset by the increase in goodwill impairment of $47,614,729.

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

As noted above under the heading “Going Concern and Management’s Plans,” through March 31, 2025, we have incurred substantial losses. We will need additional funds both in the next twelve months and beyond for (a) research and development, (b) increases in personnel, (c) the purchase of equipment, and investment in the development and validation of our technology. The availability of any required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are currently involved or in the future may be involved could adversely affect our liquidity and financial position. We may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of March 31, 2025, the Company had $923,002 in cash and working capital deficit of $25,173,586 as compared to $220,467 in cash and working capital deficit of $28,312,274 as of June 30, 2024, an increase of 319% and decrease of 22%, respectively.

Assets

Total assets at March 31, 2025, were $117,726,120 compared to $163,129,450 as of June 30, 2024. The decrease in assets is primarily due to goodwill impairment of $47,614,729 in the current period.

Liabilities

Total liabilities at March 31, 2025, were $29,339,269 compared to $31,152,306 as of June 30, 2024. The decrease in total liabilities was primarily related to the decrease of $10,990,000 in contingent consideration liability, partially offset by an increases of $3,534,901 in notes payable – related parties, net, $2,277,375 in accounts payable and $3,000,000 in Stock subscription payable.

The following is a summary of the Company’s cash flows (used in) or provided by operating, investing, and financing activities:

	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024
Net Cash Used in Operating Activities	$(6,063,511)	$(8,557,649)
Net Cash Used in Investing Activities	(1,464,389)	(1,206,806)
Net Cash Provided by Financing Activities	8,204,415	8,050,737
Effect of exchange rates on cash	26,020	151,935
Change in Cash and Cash Equivalents	$702,535	$(1,561,783)

Cash Flows

The decrease in our cash used in operating activities is primarily related to the changes in our operating assets and liabilities. The change is primarily driven by our net loss offset by significant non-cash charges such as stock based compensation, impairments and change in fair value of contingent consideration. Additionally, our operating cash flow was positively impacted by changes in our operating assets and liabilities, primarily other receivables, prepaid expenses and accounts payable.

Cash used in investing activities during the period related to the investment in equity securities of $1,464,389. Cash used in investing activities in the prior period primarily related to the issuance of notes receivable prior to the acquisition of Renovaro Cube totaling $1,206,806.

Cash provided by financing activities during the period primarily related to net proceeds of $3,527,822 from issuance of notes payable and $5,376,181 from private placements that were partially offset by $699,588 in repayment of a finance agreement.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company and used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiency is attributed to the Company not having adequate resources to address complex accounting matters. This control deficiency will be monitored, and attention will be given to this matter as we grow.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed above. We expect to be deficient in our disclosure controls and procedures until sufficient capital is available to hire the appropriate internal accounting staff.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the nine months ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) and together, the “Securities Class Action Litigation”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice, but the Chow action remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company filed a motion to dismiss the amended complaint on March 15, 2024. The Court denied the Company’s motion to dismiss on June 28, 2024. A mediation was held on September 17, 2024, after which the parties signed a stipulation of settlement, dated November 8, 2024. The plaintiff filed their motion for preliminary approval of the settlement on December 9, 2024. On December 18, 2024, the Company filed a notice of non-opposition to the motion for preliminary approval of the settlement. On January 7, 2025, the Court took the plaintiff’s motion for preliminary approval of the settlement under consideration without oral argument.

Federal Derivative Litigation. On September 22, 2022, Samuel E. Koenig filed a shareholder derivative action in the United States District Court for the Central District of California (the “Koenig Matter”). On January 19, 2023, John Solak filed a substantially similar shareholder derivative action in the United States District Court for the District of Delaware (the “Solak Matter”). Both derivative actions recite similar underlying facts as those alleged in the Securities Class Action Litigation. The actions, filed on behalf of the Company, name Serhat Gümrükcü and certain of the Company’s former directors as defendants. The actions also name the Company as a nominal defendant. The actions allege violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and also set out claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiffs do not quantify any alleged injury, but seek damages, disgorgement, restitution, and other costs and expenses. On January 24, 2023, the United States District Court for the Central District of California stayed the Koenig Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On April 4, 2023, the United States District Court for the District of Delaware stayed the Solak Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied the defendants’ motion to dismiss the Securities Class Action Litigation. The Koenig Matter is currently stayed and the parties’ deadline to file a joint status report is July 11, 2025. On April 30, 2025, the court stayed the Solak Matter for ninety (90) days and the deadline for the parties to file a joint status report or further stay of the action is July 29, 2025. The defendants have not yet responded to the Koenig or Solak complaints. The Company intends to contest these matters but expresses no opinion as to the likelihood of favorable outcomes. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County, reciting similar underlying facts as those alleged in the Securities Class Action Litigation (the “Midler Matter”). The action, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The action also names the Company as a nominal defendant. The action sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied the defendants’ motion to dismiss the Securities Class Action Litigation. On April 29, 2025, the court stayed the Midler Matter for ninety (90) days. The parties’ deadline to file a joint status report in the Midler action is July 28, 2025. The defendants have not yet responded to the complaint. The Company intends to contest this matter but expresses no opinion as to the likelihood of a favorable outcome. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

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

Trial was scheduled to begin on March 3, 2025. On November 14, 2024, the court vacated the March 3, 2025 trial date and set a trial setting conference for May 1, 2025. At the May 1, 2025 trial setting conference, the court reset the trial to begin on November 30, 2026. Discovery remains ongoing. The Company denies the allegations in Defendants’ cross claims and intends to vigorously defend against them while pursuing its claims against the Defendants.

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

On or about April 16, 2025, the parties entered into a confidential settlement agreement. The confidential settlement agreement requires certain events to occur within 45 days and 60 days and, accordingly, the court has entered a 65-day dismissal nisi. Unless a party moves to reopen within the 65-day period, the action will be dismissed with prejudice.

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

On December 4, 2023, in lieu of opposing the motion to dismiss, Plaintiffs filed a Verified First Amended Complaint (“FAC”). In the FAC, Plaintiffs assert claims against the Company and others for purported breaches of the Investor Rights Agreement, fraud, tortious interference with a contract, and several other torts. Plaintiffs seek compensatory, exemplary, and punitive damages, as well as certain declaratory relief, specific performance, and pre- and post-judgment interest, costs, and attorneys’ fees. The Company filed a motion to dismiss the FAC on December 18, 2023 and the court held a hearing on November 15, 2024. At the hearing, the court dismissed (1) all claims brought on behalf of Wittekind and the Trusts, (2) the fraudulent concealment claim against the Company and others (without prejudice), and (3) the breach of contract claim against the Company related to a registration statement that was not filed in 2023. At the hearing, the court also found that punitive damages were not available to Plaintiffs. The court took the remaining issues briefed on the Company’s motion to dismiss under advisement. On February 26, 2025, the court ruled on the balance of the claims against the Company and (1) denied the Company’s motion to dismiss Weird Science’s breach of contract claims related to registration statements filed in 2020 and 2022; (2) dismissed the fraudulent inducement claim as time barred; and (3) dismissed the declaratory judgment claim. The Company denies Plaintiffs’ allegations and remaining claims and intends to vigorously defend against these claims.

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

On June 21, 2024, the Company filed suit against Weird Science, Wittekind, and certain trusts in connection with the February 16, 2018 merger involving the Company and two companies closely associated with Gumrukcu. In the complaint, the Company alleges that Gumrukcu and others deliberately and fraudulently concealed a murder-for-hire scheme from the Company in order to induce the Company to enter into the merger agreement, which resulted in the defendants receiving shares and compensation. The Company asserts claims for fraudulent concealment, equitable fraud, unjust enrichment, and civil conspiracy and seeks, inter alia, equitable relief, including, but not limited to, return to the Company any shares received in connection with the merger, and damages. On October 1, 2024, the defendants moved to dismiss the complaint and a hearing has been scheduled for June 25, 2025.

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

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated February 26, 2025, by and among Renovaro, Inc, Renovaro Acquisition Sub and Biosymetrics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 28, 2025)

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on February 14, 2024)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 24, 2024)

10.1†	Employment Agreement by and between Nathen Fuentes and Renovaro Inc., dated as of January 6, 2025. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on February 19, 2025)

10.2†	Amended and Restated Employment Agreement by and between Maurice van Tilburg and GEDI CUBE B.V., dated as of February 4, 2025. (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the SEC on February 19, 2025)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.
***	Furnished herewith.
†	Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2025	RENOVARO INC.

	By:	/s/ David Weinstein
David Weinstein
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nathen Fuentes
Nathen Fuentes
Chief Financial Officer
(Principal Financial and Accounting Officer)