Form 10-K
period 2025-06-30
Lunai Bioworks Inc.
filed 2025-09-29
CIK 1527728

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL report under section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended June 30, 2025

☐ TRANSITION report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from

Commission file number 001-38758

LUNAI BIOWORKS INC.
(Name of registrant in its charter)

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

On December 31, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $111,903,627.

As of September 26, 2025, the number of shares outstanding of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”) was 231,802,470.

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

In February 2024, the Company changed its corporate name from Renovaro BioSciences Inc. to Renovaro Inc. and then again in August 2025 to Lunai Bioworks Inc. The Company will not distinguish between its prior and current corporate name and will refer to the Company’s current corporate name throughout this Annual Report on Form 10-K. As such, unless expressly indicated or the context requires otherwise, the terms “Lunai,” “company,” “we,” “us,” and “our” in this document refer to Lunai Bioworks Inc., a Delaware corporation, and, where appropriate, its subsidiaries.

iii

PART I

Unless otherwise indicated or the context otherwise requires, all references in this prospectus to “we,” “us,” “our,” “Lunai” or the “Company” are to Lunai Bioworks Inc., a Delaware corporation together with its wholly owned subsidiaries, Renovaro Biosciences, Inc., a Delaware corporation (“Renovaro Biosciences”), GEDi Cube Intl Ltd, a private limited company incorporated under the laws of England and Wales (“GEDi Cube UK”), GEDi Cube B.V., a Dutch private limited company, Grace Systems B.V., a Dutch private limited company, Renovaro Biosciences Denmark ApS, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark, BioSymetrics Inc., a Delaware Corporation, BioSymetrics Corp., an unlimited company registered under the laws of Nova Scotia.

Our Business

Lunai Bioworks Inc. operates through three subsidiaries, Renovaro Biosciences, Renovaro Cube and BioSymetrics. Renovaro Cube refers to GediCube Intl. Ltd. and its wholly owned subsidiaries GediCube, B.V. and Grace Systems B.V., which were acquired on February 13, 2024. BioSymetrics refers to BioSymetrics Inc. and its wholly owned subsidiary BioSymetrics Corp., which were acquired on April 8, 2025.

Renovaro Biosciences Overview

Renovaro Biosciences is a biotechnology company intending, if the necessary funding is obtained, to develop advanced allogeneic cell and gene therapies to promote stronger immune system responses potentially for long-term or life-long cancer remission in some of the deadliest cancers. As a result of our acquisition of GEDi Cube Intl on February 13, 2024, we have shifted the Company’s primary focus and resources to the development of the GEDi Cube Intl technologies. This transition to focus more strongly on molecular diagnostics and oncology allows us to better align with market trends and streamline our efforts to indication areas where we see strong market fit.

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

In certain treatments (e.g., cancer), cells taken from healthy donors are engineered to introduce signaling molecules that are designed to enhance the ability of specific immune cells to recognize diseased cells, and to help recruit other cells that will destroy cancer or virus infected cells.

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

Resources

As of the year ended June 30, 2025, Renovaro Cube intends to hire additional staff to increase the speed and velocity of its organization, including the development of the AI platform and the opportunities to deploy the AI platform for research perspective and ultimately for clinical practice and into clinical trials. In addition, Renovaro Cube intends to build out its infrastructure by leasing space for storage, networking and hosting facilities.

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

Future Development

In driving towards future commercialization, Renovaro Cube intends to undertake or continue the following activities to enable the development of its AI platform, bolster the credibility of this platform and open up revenue opportunities:

●	Increase in-kind contribution projects with hospitals, research centers and pharmaceutical companies, focusing on rare disease, cancer diagnosis and other opportunities for clinical trials; it is expected that the investments required for these activities will be leveraged by non-dilutive funding instruments to de-risk individual projects and product development routes,

●	Work to develop long-term strategic partnerships with clinical organizations, research centers and pharmaceutical companies to advance existing research in multi-modal analysis and open potential revenue streams;

●	Develop Renovaro Cube’s multi-modal, multi-omics platform architecture and first prototypes, with the goal of providing integrated multi-modal solutions that would be sold as a fully deployed and fully supported solution, subject to compliance with regulatory standards for hosting and support and for production of algorithms being deployed in a clinical environment;

●	Build Renovaro Cube’s service and support models for its AI platform;

●	Build or lease a “supercomputer” that will be utilized for processing genomic data, the training of algorithms and the development of Renovaro Cube’s solutions;

●	Continue business development across key territories in the Europe, Middle East, and Africa (“EMEA”) region, starting in the United Kingdom, the Netherlands and Germany, under the management of in-country managers supported by centralized teams in Amsterdam and London and progress to rolling out in the US leveraging the Lunai US based staff;

●	Deploy a sequencing lab in the EMEA region that will allow Renovaro Cube to control the sample preparation and medical device, thereby enabling faster commercialization analysis and quality control; and

●

Expand its team to include biomedical scientists, data scientists, machine-learning engineers, specialized medical doctors (oncologist, geneticist), high-performance-computer engineers and software engineers.

● Renovaro Cube plans to establish a state-of-the-art fully certified (CLIA and ISO standards) service laboratories to perform liquid biopsies in a multi-omic approach for third parties (primarily research and academic institutes) and provide data analysis at the same time. This activity serves two important goals:

● It provides immediate revenues for the company providing a superior service for multi-omic sequencing servicing using Oxford Nanopore Technologies for an attractive pricing and high-end services also applicable for liquid biopsies.

● The Cube needs data to expand the indications, application and improve the capabilities of the system. Acquiring this data is a lengthy and expensive. We anticipate a significant number of clients will provide data sharing for a reduced price. The outcomes can be published collaboratively, and the potential products will be commercialized by Renovaro Cube. The partner will receive royalties.

● A first service laboratory will be established in the Netherlands and rapidly expanded to other sites in the EU, US and rest of the world.

Business Overview (BioSymetrics)

BioSymetrics is a biomedical artificial intelligence company focused on integrating multimodal data sources, including genomics, imaging, electronic health records, and other real-world evidence, to advance biomarker discovery, therapeutic development, and precision medicine. BioSymetrics has developed proprietary machine learning pipelines that harmonize and analyze complex, heterogeneous datasets to uncover clinically actionable insights. These insights are designed to support pharmaceutical research, early disease detection, and personalized treatment strategies.

BioSymetrics collaborates with pharmaceutical companies, healthcare providers, and academic institutions to co-develop analytical tools and translational research programs. Application areas of the BioSymetrics platform include: (i) multi-omics integration for target identification and validation; (ii) predictive modeling of therapeutic efficacy and safety; (iii) clinical trial optimization, including patient stratification and response monitoring; and (iv) experimental screening of gene and small molecule effects for the purpose of identifying novel drug targets and therapeutics.

The key to the BioSymetrics approach is Contingent AI. In Contingent AI, any “settable” parameter for data processing, data integration, or feature selection is permuted and the corresponding effects on the downstream predictive model measured. This process is similar in nature to hyperparameter tuning in machine learning, however instead of optimizing only the machine learning model, the entire data science pipeline (including model selection) is subject to optimization. We have applied this method extensively in drug discovery, producing marked improvements in experiment interpretation and lead generation.

What Makes Our AI Approach Unique?

Automated ML Framework and Iteration

PRE PROCESSING

Options/Parameters:

- Pixel threshold
- Linear/nonlinear reg
- Volume threshold
- Smoothing methods

FEATURE SELECTION

Options/Parameters:

- Number of features
- Transformation alg.
  (PCA, ICA, etc)
- Selection alg.
  (Backwards elim, MI)

1
2
Options
Options interact in complex ways
4
3

EVALUATION

Options/Parameters:

- Criteria
  (AUC, sensitivity, specificity, network overlap, etc)

MACHINE LEARNING

Options/Parameters:

- ML model
  (SVM, RF, NN, etc.)
- Params of each

Another major component of BioSymetrics’ platform is the Phenograph. The PhenographTM is BioSymetrics’ proprietary knowledge graph. The purpose of the PhenographTM is to map human genes and phenotypes to those of model systems, allowing virtual phenotypic screening, target nomination, and active learning feedback. The PhenographTM contains 5,856 diseases associated with one or more phenotypes in humans, and 16,676 human genes with one or more orthologous zebrafish genes. Zebrafish genes are mapped to phenotypic terms using over 300 individually-trained machine learning models, that fill in the gaps of known gene-phenotype associations. Leveraging this platform, we can prioritize human genes on the basis of predicted experimental phenotype, reducing the number of required experiments to produce human-informed in vivo disease models.

Finally, one important component of the BioSymetrics platform is that it couples AI-based prediction with experimental validation. BioSymetrics has designed deep learning-based computer vision software that automatically identifies and characterizes organ systems relevant to neurological, cardiovascular, and muscle development (Figure below). Additionally, BioSymetrics has developed a proprietary light stimulus battery and characterized a small number of known CNS therapeutics and unknown compounds, providing an initial basis for evaluation of chemical effects.

A large-scale behavioral profiling platform for identification of neurotherapeutics. (A) 96-well plate containing 8 zebrafish larvae per well, as used for behavioral profiling. (B-C) Line plots showing activity over time for 48 replicate wells focusing in on a small (5 min) part of the behavioral profile. Unlike control wells (B), drug-treated wells (C) show much higher activity levels. (D-H) Example profiles for 5 different reference compounds showing the average behavioral profiles for control and compound-treated wells (n= 4 wells; orange and blue lines, respectively). Note that each of the 5 compounds causes a distinct behavioral profile. (I) Examples of morphological segmentation. Colored micrographs of laterally oriented zebrafish larvae show computer-vision-based organ segmentation using trained ML classifiers.

In prior work, we leveraged our motion profiling capabilities to identify novel neuroactive compounds capable of resolving epilepsy-related phenotypes. Specifically, we screened 1400 compounds from a proprietary small molecule library both with and without addition of a chemical convulsant. The experimental component of this screen was completed by one technician in 10 days, giving us an approximate pace of 1,000 compounds screened per technician per week. This study resulted in identification of a hit compound that later showed efficacy in a mouse seizure model, now being further progressed as a potential therapeutic by BioSymetrics. Additionally, during the course of this study we screened approximately 100 known neuroactives, including clinical anticonvulsants, antidepressants, antipsychotics, and dopaminergic signaling activators and inhibitors. This study produced two key observations that are critical for this application. The result is both an experimental platform and coupled computational model that can identify both neurotherapeutics and neurotoxins, the former through direct experimental screening, and the latter through machine-learning based prediction based on chemical structure.

We next we examined the ability of one of these compounds (BioS_831) to resolve seizures in a murine model using a previously established electroshock seizure assay. Briefly, after dosing each mouse with either BioS_831, negative control (vehicle), or positive control (Sodium Valproate), electroshock is delivered transauricularly using stimulation at 50 Hz and 50 mA for 0.8 seconds with a pulse width of 10 milliseconds. The total number of hind limb flexes, hind limb extensions, and mortality rate is monitored for 60 seconds following electroshock, as are other adverse events. We screened BioS_831 at both a low and high dose and found that at 40 mg/kg of BioS_831 significantly increased latency time to tonic seizure induction and significantly reduced the number of observed tonic extension seizures, as compared to vehicle control. Notably, unlike the ASM Sodium Valproate, BioS_831 did not cause sedation or ataxia. Sodium Valproate (VPA) while effective in this model at this concentration, results in high levels of neurotoxicity, and has been associated with multi-organ failure, underscoring the importance of not observing negative neurological effects with our novel compound. Post-study PK analysis showed good distribution of BioS_831 into the brains of the test animals (average brain to plasma ratio 0.68). Since the electroshock seizure model is not based on seizure induction through hypofunction of KCC2, these findings suggest that our zebrafish epilepsy primary screening model is capable of identifying novel compounds that show translation to mammalian generalized epilepsy models and suggest that BioS_831 could further be optimized as a potential anti-epileptic therapeutic.

Additionally, during the course of this study we screened approximately 100 known neuroactives in our zebrafish model including clinical anticonvulsants, antidepressants, antipsychotics, and dopaminergic signaling activators and inhibitors. The result is both an experimental platform and coupled computational model that can identify both neurotherapeutics and neurotoxins, the former through direct experimental screening, and the latter through machine-learning based prediction based on chemical structure.

BioSymetrics intends to expand the use of its platform across the biopharmaceutical and healthcare markets. The company is developing its technology in compliance with applicable healthcare data privacy regulations, including HIPAA and GDPR, and is focused on building AI solutions that address the growing demand for robust, transparent, and reliable applications of artificial intelligence in life sciences.

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

On July 5, 2022, the USPTO issued Patent No. US-11379757-B2, “Methods, systems, and frameworks for data analytics using machine learning”, pertaining to methods for pre-processing multi-modal data for biomedical applications. This patent protects our core Contingent AI technology, which allows us to simultaneously process multiple types of biomedical and experimental data, resulting in a unique method for the application of AI across therapeutic development. This method is applied in multiple components of the BioSymetrics platform and has been applied in projects with pharmaceutical partners.

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

Competition

Renovaro Cube operates in a highly competitive market with several companies developing AI-driven diagnostic platforms for early disease detection and personalized medicine. Key competitors include Grail, Freenome, and Owkin, each utilizing advanced AI and machine learning to analyze multi-omic data for cancer detection. While these companies focus primarily on specific diagnostic approaches, Renovaro Cube differentiates itself through its unique, disease-agnostic AI platform that integrates various molecular data sources for differential diagnosis. Our platform’s explainable AI system, capable of providing actionable insights and personalized treatment options, offers a distinct advantage. Despite the crowded landscape, Renovaro Cube’s scalable technology, multi-omics capabilities, and ability to process diverse biopsy sources position it as a versatile leader in precision diagnostics, allowing us to address a broader range of clinical and research needs.

BioSymetrics similarly operates in a highly competitive market with companies including Recursion Pharma and insitro also focused on phenotype-based profiling using in vitro cellular profiling and AI. While similar in concept, Recursion and insitro’s models provide evidence on cellular, but not multicellular or multi-organ phenotypes, so we feel our platform is differentiated, specifically when investigating behavioral and neurological diseases. Similarly, while murine models are broadly accepted as being relevant for the study of neurological disorders, their experimental throughput is highly limited, and turnaround times for experimentation can be on the scale of months, resulting in a substantial experimental cost. The biggest difference is scale — mice cannot be used in large-scale chemical screens using multi-well plates. Therefore, BioSymetrics is targeting a market further upstream, for testing larger groups of candidate compounds in libraries too large for mice.

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

Employees

As of June 30, 2025, we had 29 full-time employees. The Company has streamlined the organization to focus on its oncology therapeutic vaccine and artificial intelligence driven healthcare technology. The Company has tailored its workforce to focus on these therapies and technology. We believe that we have good relations with our employees.

Corporate Information

On February 13, 2024, Lunai Bioworks Inc. acquired Renovaro Cube Intl Ltd and its subsidiaries (“Renovaro Cube”), as a wholly owned subsidiary pursuant to a stock purchase agreement.

On April 8, 2025 Lunai Bioworks Inc. acquired BioSymetrics Inc. and its subsidiary BioSymetrics Corp., as a wholly owned subsidiary pursuant to a stock purchase agreement. The merger with BioSymetrics is designed to enhance Lunai’s data repository and biomarker discovery capabilities, as well as add in vivo validation and drug discovery to Lunai’s AI powered biomarker and diagnostic platform.

We trade on the NASDAQ Capital Market under the ticker “RENB.”

Our website is http://www.renovarogroup.com. We make available free of charge, on or through our website, our annual, quarterly, and current reports and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained in our website is not part of, nor incorporated by reference into, this report.

Item 1A. Risk Factors

RISK FACTORS

Risk Factor Summary

The following is a summary of the risks and uncertainties that could cause our business, financial condition or operating results to be harmed. We encourage you to carefully review the full risk factors contained in this report in their entirety for additional information regarding these risks and uncertainties. These risk factors should be considered applicable across all subsidiaries.

●	We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

●	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

●	We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts. Similarly, we have submitted multiple applications for non-dilutive (i.e., grant) funding from sources both in the US and Canada, and while we do not necessarily depend on the success of these applications to sustain operations, changing government policy may alter our capacity to obtain these grants, which may result in changes to company strategy.

●	Raising additional capital may cause dilution to our existing stockholders or restrict our operations.

●	From time to time, we may be subject to legal proceedings, regulatory investigations or disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

●	Negative publicity has had and may continue to have a negative impact on our business and may have a long-term effect on our relationships with our customers, partners and collaborators.

●	Lunai Bioworks is a pre-clinical biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

●	The market for artificial intelligence -based (“AI”) healthcare solutions is new and unproven and may decline or experience limited growth, and concerns over the use of AI may hinder the adoption of AI technologies.

●	Regulators and legislators may limit our ability to develop or implement our AI algorithms and may eliminate or restrict the confidentiality of our proprietary technology, which could have an adverse effect on our business, results of operations, reputation, and financial condition. Similarly, while yet there is no substantial regulation influencing the adoption and inclusion of large language models (LLMs) as part of a commercial offering, that may be subject to change, resulting in alterations to our platform offering and/or company productivity.

●	The results of pre-clinical studies or earlier clinical studies are not necessarily predictive of future results, and if we fail to demonstrate efficacy in our pre-clinical studies and/or clinical trials in the future our future business prospects, financial condition and operating results will be materially adversely affected.

●	Our reliance on third parties, such as university laboratories, contract manufacturing organizations and contract or clinical research organizations, may result in delays in completing, or a failure to complete, non-clinical testing or clinical trials if they fail to perform under our agreements with them.

●	We have limited experience in drug development and may not be able to successfully develop any drugs, which would cause us to cease our therapeutic development activities.

●	We have licensed a portion of our intellectual property from our licensors. If we breach any of our license agreements with these licensors, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected

●	Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

●	We use AI in our business, and challenges relating to the development and use of AI, including generative AI, could result in competitive harm, reputational harm, and legal liability, and adversely affect our results of operations.

●	We have limited corporate infrastructure and may experience difficulties in managing growth.

●	We have experienced and may continue to experience significant turnover in our management and executive leadership, which creates uncertainty and could harm our ability to operate our business effectively.

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

Lunai is a pre-clinical-stage biotechnology company and AI-driven healthcare technology company. Investment in biotechnology related to genetically modified cells is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenues from product sales or otherwise to date, and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended June 30, 2025, and 2024, respectively, we reported a net loss of $178,007,489 and $88,425,828. We had an accumulated deficit of $510 million and $332 million as of June 30, 2025 and 2024, respectively.

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

Our consolidated financial statements as of June 30, 2025, have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of June 30, 2025, we had cash and cash equivalents of $92,700 and an accumulated deficit of $510 million. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our Common Stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forgo future development and other opportunities, or even terminate our operations.

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

From time to time, we may be subject to claims, lawsuits, government investigations, and other proceedings involving intellectual property, privacy, securities, tax, labor and employment, and other matters that could adversely affect our business operations and financial condition. Recently, we have seen a rise in the number and significance of these disputes and inquiries. The arrest, indictment and conviction of Serhat Gümrükcü, a co-founder of the Company, has, and could in the future, subject us to regulatory proceedings and litigation by governance agencies and private litigants brought against us, that regardless of their merits, could harm our reputation, divert management’s attention from our operations and result in substantial legal fees and other costs. Additionally, we have in the past been subject to intense media scrutiny, which exposes us to increasing regulation, government investigations, legal actions, and penalties.

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

Our business and reputation have been negatively affected by negative publicity resulting from the arrest, indictment and conviction of Serhat Gümrükcü, a co-founder of the Company and an inventor of some of the Company’s intellectual property. If we are unable to rebuild the trust of our collaborators, research institutions and investors, and if further negative publicity continues, we could experience a substantial negative impact on our business. We have experienced claims and litigation as a consequence of these matters, including stockholder class actions in connection with a decline in our stock price and litigation with Mr. Gümrükcü. Related legal expenses of defending these claims have negatively impacted our operating results. Continuing higher legal fees, potential new claims, liabilities from existing cases and continuing negative publicity could continue to have a negative impact on our operating results.

Risks Related to Our Limited Operating History

Lunai Bioworks is a pre-clinical biotechnology company and may never be able to successfully develop marketable products or generate any revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

Lunai Bioworks is an early-stage biotechnology company and has not generated any revenues to date. All of our product candidates are in the discovery stage or pre-clinical development stage. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our potential treatments will ever be approved for sale to generate commercial revenues. Our therapeutic pipeline includes cell, gene and immunotherapy involving genetically modified cells targeted to treat cancer, and we rely on third parties under contract in the development of product candidates in our pipeline. There is no guarantee that we will be able to manage and fund the development of a pipeline with multiple target conditions, nor that third parties will meet their obligations to us in connection with our research and development. We and certain third parties, on which we rely, have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of treatments either in non-clinical testing or in clinical trials, failure to establish business relationships, failure of our third parties to meet their obligations to us and competitive disadvantages against larger and more established companies. If we fail to become profitable, we may suspend or cease operations.

Renovaro Cube and BioSymetrics are artificial intelligence (“AI”)-driven healthcare technology companies operating in a rapidly evolving field with a limited operating history, which makes it difficult to evaluate their current business and predict Renovaro Cube’s future performance.

Renovaro Cube and BioSymetrics are AI-driven healthcare technology companies operating in a rapidly evolving field and, having commenced operations in 2013 and 2017, respectively, have a limited operating history. Renovaro Cube shifted its business from the financial technology (or FinTech) industry to cancer diagnostics in 2018 and does not have a commercial product for sale. It has never generated any revenue relating to its cancer diagnostics AI platform. Renovaro Cube’s short operating history makes any assessment of its current business or future success and viability subject to significant uncertainty. BioSymetrics does have a history of deployment of a commercial AI-based biotechnology platform and has had previous revenue generation, however the same risk regarding future performance applies. We expect to encounter risks and difficulties, including those frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks and difficulties successfully, our business will suffer.

Renovaro Cube and BioSymetrics have a history of net losses and anticipates that they may continue to incur net losses for the foreseeable future.

Grace Systems (Renovaro Cube’s predecessor) has primarily incurred net losses since its inception in 2013 and has never generated any revenue relating to its cancer diagnostics AI platform. Renovaro Cube anticipates that it may continue to incur primarily net losses in the foreseeable future. Similarly, while BioSymetrics has a history of revenue generation since its inception in 2017, these revenues have been inconsistent. Both Renovaro Cube and BioSymetrics have invested significant financial resources in research and development activities, including to develop their technologies and investigational products. The amount of each company’s future net losses will depend, in part, on the level of future expenditures and their ability to generate revenue following the commercialization of their AI platform. Moreover, net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of results of operations may not be a good indication of future performance.

Renovaro Cube and BioSymetrics expect to continue to incur significant expenses and operating losses for the foreseeable future if, and as, they:

●	attract, hire, and retain qualified personnel;

●	continue their research and development activities;

●	initiate and conduct additional clinical validation to support the development and commercialization of products;

●	expands their technological and operating capabilities and introduce laboratory capacity;

●	seek regulatory approvals and any other marketing authorizations or clearances that may be necessary or desired for their products;

●	establish sales, marketing and distribution infrastructure to commercialize products;

●	acquire or in-license additional intellectual property and technologies;

●	make milestone, royalty, or other payments due under any license or collaboration agreements;

●	obtain, maintain, protect and enforce their intellectual property portfolio, including intellectual property obtained through license agreements;

●	provide additional infrastructure to support continued research and development operations and any planned commercialization efforts in the future;

●	as part of the combined company, meets the requirements and demands of being a public company; and

●	defends against any product liability claims or other lawsuits related to its products.

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

Even if we commercially launch Renovaro Cube’s or BioSymetrics’ AI platforms and other products, they may fail to achieve the degree of market acceptance necessary for commercial success.

The commercial success of Renovaro Cube’s or BioSymetrics’ AI platform and other future products will depend upon the degree of market acceptance by consumers, including self-insured employers, integrated health systems, healthcare providers, patients and, over the long-term, third-party payors. The degree of market acceptance of these products will depend on a number of factors, including:

●	the performance and clinical utility of its products as demonstrated in clinical validation and published in peer-reviewed journals;

●	Renovaro Cube’s and BioSymetrics’ ability to demonstrate the clinical utility of its products and their potential advantages to the medical community;

●	the ability of Renovaro Cube’s and BioSymetrics’ products to demonstrate the same performance in real-world intended use populations as in clinical validation;

●	the willingness of consumers, including self-insured employers, integrated health systems, healthcare providers, patients and others in the medical community to utilize Renovaro Cube’s and BioSymetrics’ products;

●	the willingness of commercial third-party payors and government payors to cover and reimburse for Renovaro Cube’s or BioSymetrics’ products, the scope and amount of which will likely affect an individual’s willingness or ability to pay for these products and likely heavily influence healthcare providers’ decisions to recommend these products;

●	with respect to products under development that Renovaro Cube or BioSymetrics intends to launch for use in a broad asymptomatic population, the concern that such products could lead to over-diagnosis or a high false-positive rate and unnecessary medical procedures and costs;

●	the introduction of competing products, including the expansion of the capabilities of existing products;

●	the market acceptance of existing competitive products, including tests that are currently reimbursed;

●	publicity concerning Renovaro Cube’s or BioSymetrics’ products or competing products; and

●	the strength of Renovaro Cube’s and BioSymetrics’ marketing and distribution support.

The failure of Renovaro Cube’s or BioSymetrics’ AI platform, once introduced, to be listed in physician guidelines or any future clinical validation to produce favorable results or to be published in peer-reviewed journals could limit the adoption of its AI platform. In addition, healthcare providers and third-party payors, including Medicare, may rely on physician guidelines issued by industry groups, medical societies and other key organizations, such as the U.S. Preventive Services Task Force, before utilizing or reimbursing the cost of any diagnostic or screening test. Although Renovaro Cube has conducted prior clinical validation of its AI platform, this platform is not yet, and may never be, listed in any such guidelines.

Further, if Renovaro Cube’s or BioSymetrics’ products and the technology underlying them do not receive sufficient favorable exposure in peer-reviewed publications, the rate of physician and market acceptance of these products and positive reimbursement or coverage decisions for these products could be negatively affected. The publication of clinical data in peer-reviewed journals is a crucial step in commercializing and obtaining reimbursement or coverage for Renovaro Cube’s or BioSymetrics’ products, and Renovaro Cube’s and BioSymetrics’ inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any of its products that are developed using data from a clinical study.

Failure to achieve broad market acceptance of Renovaro Cube’s or BioSymetrics’ products, once launched, would materially harm Renovaro Cube’s and BioSymetrics’ business, financial condition and results of operations.

Renovaro Cube and BioSymetrics may be unable to develop and commercialize new products.

Renovaro Cube and BioSymetrics continue to expand their research and development efforts to use their proprietary AI platforms to develop new products, including in disease areas beyond cancer and neurology. The commercialization of any new products will require the completion of certain clinical development activities, regulatory activities and the expenditure of additional cash resources. Renovaro Cube and BioSymetrics cannot assure you that it can successfully complete the clinical development of any such products.

Renovaro Cube and BioSymetrics also cannot assure you that they will be able to reduce their expenditures sufficiently, generate sufficient revenue from products that they successfully commercialize or otherwise mitigate the risks associated with their business to raise enough capital to develop and commercialize new products. In addition, once Renovaro Cube’s and BioSymetrics’ development efforts for a product are completed, commercialization efforts, including allocation of resources necessary to comply with applicable laws and regulations, will require significant expenditures. Any failure by Renovaro Cube or BioSymetrics to develop and commercialize new products could have a material adverse effect on their ability to implement their strategy and grow their business.

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

If Renovaro Cube’s or BioSymetrics’ products, or the products of its competitors, directly or indirectly result in harm or injury to patients, Renovaro Cube or BioSymetrics could be subject to significant reputational and liability risks, and its operating results, reputation and business could suffer.

Renovaro Cube’s and BioSymetrics’ success will depend on the market’s confidence that their developed products can provide reliable, high-quality results, once such products are launched. Renovaro Cube and BioSymetrics believe that patients, physicians and regulators are likely to be particularly sensitive to errors in the use of their products or failure of their products to perform as described, and there can be no guarantee that their products will meet expectations. Renovaro Cube’s initial product is intended to be used to detect a cancer signal in patients, but its results are not diagnostic. If a cancer signal is detected, the product would be used to localize the origin of the cancer signal. A “cancer signal detected” test result would need to be followed up by appropriate diagnostic methods. Because this product cannot detect all cancer signals, and may not detect signals for all cancer types, a negative test would not rule out the presence of cancer. Additionally, a patient undergoing unnecessary diagnostic tests on the basis of a false-positive result or an erroneous location of cancer signal result could expose Renovaro Cube to significant liability and reputational risks notwithstanding the emotional and mental health effects to which the patient may be exposed. Similarly, a patient who receives a cancer diagnosis shortly following a “no cancer signal detected” test result may create negative publicity about Renovaro Cube’s product, which would discourage adoption. Performance failures could establish a negative perception of Renovaro Cube’s products among physicians, patients and regulators, jeopardize Renovaro Cube’s ability to successfully commercialize its products, impair Renovaro Cube’s ability to obtain regulatory approvals or secure favorable coverage or reimbursement, or otherwise result in reputational harm. In addition, Renovaro Cube may be subject to legal claims arising from any errors in the use, manufacture, design, labelling or performance of its products, including any false-positive or false-negative results.

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

BioSymetrics does not currently have a similar diagnostic product, but if developing a similar product the same risks would apply.

If Renovaro Cube’s or BioSymetrics’ facilities or those of its third-party collaborators become inoperable, their ability to provide its products will be significantly impaired and its business will be harmed.

Renovaro Cube and BioSymetrics rely on third-party collaborators, consultants, contractors, vendors, suppliers and service providers. The facilities of these partners could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, tornadoes, hurricanes, fires, extreme weather conditions, medical epidemics, pandemics, global conflict, war and other natural or man-made disasters or business interruptions. In addition, they may be affected by government shutdowns, changes to applicable laws, regulations and policies, or withdrawn funding. The occurrence of any of these business disruptions could seriously harm their ability to complete their contracted services to Renovaro Cube or BioSymetrics, which may adversely impact their operations and financial condition.

Renovaro Cube’s and BioSymetrics’ business and results of operations will suffer if it fails to compete effectively.

The testing and diagnostic products industry is intensely competitive. Renovaro Cube has competitors both in Europe and abroad, including Grail, Inc., Exact Sciences Corporation, Freenome, Inc. and Thrive Earlier Detection Corp., that have stated that they are developing tests designed to detect cancer. Similarly, there are companies with comparable and possibly competing offerings to BioSymetrics, including Recursion Pharma, insitro, and In Silico Medicine. Each of these potential competitors have, or may have, substantially greater financial, technical and other resources, such as larger research and development staff and well-established marketing and sales forces, and they may operate in jurisdictions where lower standards of evidence are required to bring products to market. These competitors may succeed in developing, acquiring, or licensing, on an exclusive basis or otherwise, tests or services that are more effective or less costly than Renovaro Cube’s or BioSymetrics’ products. In addition, established medical technology, biotechnology, or pharmaceutical companies may invest heavily to accelerate the discovery and development of tests that could make Renovaro Cube’s or BioSymetrics’ products less competitive than Renovaro anticipated.

Renovaro Cube’s and BioSymetrics’ ability to compete successfully will depend largely on the ability of each to:

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

Renovaro Cube and BioSymetrics may not be able to compete effectively if they are unable to accomplish one or more of these or similar objectives.

If Renovaro Cube or BioSymetrics cannot enter new collaborations in a timely manner and on acceptable terms, their efforts to develop and commercialize their products could be delayed or adversely affected.

From time to time, Renovaro Cube and BioSymetrics expect to engage in discussions with potential development and/or commercial collaborators that may or may not lead to collaborations. However, Renovaro Cube and BioSymetrics cannot guarantee that any discussions will result in development or commercial collaborations. Further, once news of discussions regarding possible collaborations are known in the general public, regardless of whether the news is accurate, failure to announce a collaboration agreement, or the entity’s announcement of a collaboration with an entity other than Renovaro Cube or BioSymetrics, could result in adverse speculation about either, their products or technology, resulting in harm to their reputation and business. In addition, establishing collaborations is difficult and time-consuming and may require significant financial investment. Potential collaborators may elect not to work with Renovaro Cube or BioSymetrics based on their assessment of their financial, regulatory, or intellectual property position. Even if Renovaro Cube or BioSymetrics establishes new collaborations, they may not result in the successful development or commercialization of their products or technology.

If Renovaro Cube or BioSymetrics is unable to establish sales and marketing capabilities, they may not be successful in commercializing their products.

Renovaro Cube and BioSymetrics have only limited sales and marketing infrastructures and no experience as a company in the sale, marketing and distribution of screening or diagnostic tests. In preparation of a commercial launch, Renovaro Cube and BioSymetrics are rapidly hiring additional personnel in sales and marketing.

Factors that may inhibit Renovaro Cube’s or BioSymetrics’ efforts to each commercialize any of their respective products include:

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

Risks Related to the Development of Our Product Candidates

Renovaro Cube’s and BioSymetrics’ products are not subject to FDA or other government regulatory clearance or approval if they are not intended to be used for the diagnosis, treatment or prevention of disease. However, as Renovaro Cube and BioSymetrics expands their product line to encompass products that are intended to be used for the diagnosis of disease, certain of its products will become subject to regulation by the FDA, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. Such regulatory approval processes or clearances may be expensive, time-consuming, and uncertain, and failure to obtain or comply with such approvals and clearances could have an adverse effect on its business, financial condition, and operating results. In addition, changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of future products, which may negatively affect its ability to obtain or maintain FDA or comparable regulatory approval of its products, if required.

Diagnostic products are regulated as medical devices by the FDA and comparable international agencies and may require either clearance from the FDA or such other comparable agencies following the 510(k) pre-market notification process or pre-market approval from the FDA, in each case prior to marketing. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay. If Renovaro Cube or BioSymetrics fails to obtain, or experiences significant delays in obtaining, regulatory approvals for diagnostic products that it develops in the future, Renovaro Cube and BioSymetrics may not be able to launch or successfully commercialize such products in a timely manner, or at all.

In addition, if Renovaro Cube’s and BioSymetrics’ products labelled as “For Research Use Only. Not for use in diagnostic procedures,” or RUO, are used, or could be used, for the diagnosis of disease, the regulatory requirements related to marketing, selling, and supporting such products could change or be uncertain, even if such use by Renovaro Cube’s or BioSymetrics’ customers is without its consent. If the FDA or other regulatory agencies assert that any of Renovaro Cube’s or BioSymetrics’ RUO products are subject to regulatory clearance or approval, Renovaro Cube’s or BioSymetrics’ business, financial condition, and results of operations could be adversely affected.

Regulatory and legislative developments on the use of AI and machine learning could adversely affect Renovaro Cube’s or BioSymetrics’ use of such technologies in its platform and other products.

As with many technological innovations, artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business. Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. It is possible that new laws and regulations will be adopted in the United Kingdom, the European Union, the United States and/or other foreign jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of Renovaro Cube’s or BioSymetrics’ AI platform and data analytics and the way in which Renovaro Cube or BioSymetrics uses AI and machine learning technology. Further, the cost to comply with such laws or regulations could be significant and would increase operating expenses, which could adversely affect either’s business, financial condition and results of operations.

For example, in Europe, on April 21, 2021, the European Commission proposed a regulation seeking to establish a comprehensive, risk-based governance framework for AI in the European Union market. The proposed legislation is intended to apply to companies that develop, use and/ or provide AI in the European Union and includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security and accuracy, and proposes fines for breach of up to 6% of worldwide annual turnover. In addition, on September 28, 2022, the European Commission proposed the AI Liability Directive and the revised Product Liability Directive seeking to establish a harmonized civil liability regime for AI in the European Union in order to facilitate civil claims in respect of harm caused by AI and to include AI-enabled products within the scope of the European Union’s existing product liability regime. If enacted, this regulatory framework is expected to have a material impact on the way AI is regulated in the European Union, and together with developing guidance and/or decisions in this area, may affect Renovaro Cube’s or BioSymetrics’ use of AI and its ability to provide and to improve its services, require additional compliance measures and changes to its operations and processes, result in increased compliance costs and potential increases in civil claims against Renovaro Cube or BioSymetrics, and could adversely affect either’s business, operations and financial condition.

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

Success in pre-clinical studies does not ensure that later clinical studies will generate adequate data to demonstrate the efficacy and safety of an investigational drug. Currently, several of our product candidates, including RENB-DC-11, our genetically-modified allogeneic dendritic therapeutic vaccination platform for solid tumors, and BioS_831, our small molecule compound being developed for epilepsy, are in various stages of pre-clinical development with ongoing and planned pre-clinical studies in conjunction with research institutions and third parties. Despite preliminary data we believe is positive, this does not guarantee that any of these products will proceed to the clinical stage or to approval for commercial use. A number of companies in the pharmaceutical and biotechnology industries, including those with greater resources and experience than us, have suffered significant setbacks in clinical studies, even after seeing promising results in earlier preclinical or clinical studies.

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

The development of treatments in the fields of cancer and neurology is highly competitive and many pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and other public and private research organizations may pursue the research and development of technologies, drugs or other therapeutic products for the treatment of some or all of the diseases we are targeting. Nearly all of our competitors have greater capital resources, larger overall research and development staffs and facilities, and a longer history in drug discovery and development, obtaining regulatory approval and pharmaceutical product manufacturing and marketing than we do. Techniques in gene, cell and immunotherapy are subject to rapid technological change and development and are significantly affected by existing rival products and medical procedures, new product introductions and the market activities of other participants. With additional resources, our competitors may be able to respond to rapid and significant technological changes faster than we can. The future success of Renovaro Biosciences and BioSymetrics will depend in large part on our ability to maintain a competitive position with respect to these technologies. We may also face competition from products, which have already been approved and accepted by the medical community for the treatment of these same indications. If we are unable to compete effectively with any existing products, new treatment methods and new technologies, we may be unable to commercialize therapeutic products that we may develop in the future, which could adversely impact our potential revenues, results of operations and financial condition or lead to abandonment of product candidates in our pipeline.

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

AI is integrated into Renovaro Cube’s and BioSymetrics’ platforms and is a significant element of each of their business offerings going forward. As with many developing technologies, AI presents risks, challenges and unintended consequences that could affect its further development, adoption, and use, and therefore Renovaro Cube’s and BioSymetrics’ business. AI algorithms and training methodologies may be flawed. Data sets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of Renovaro Cube’s or BioSymetrics’ systems could impair the acceptance of AI solutions. If the analyses that AI applications assist in producing are deficient or inaccurate, Renovaro Cube or BioSymetrics could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some uses of AI present ethical issues, and Renovaro Cube’s or BioSymetrics’ judgment as to the ethical concerns may not be perceived as accurate. While Renovaro Cube and BioSymetrics aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, Renovaro Cube and BioSymetrics may be unsuccessful in identifying or resolving issues before they arise. If Renovaro Cube or BioSymetrics use AI as part of their platform in a manner that is controversial or perceived as unethical, this may lead to adverse results for Renovaro Cube’s or BioSymetrics’ financial condition and operations or the financial condition and operations of their collaborators or vendors, which may further lead to Renovaro Cube or BioSymetrics experiencing competitive harm, legal liability and brand or reputational harm. In addition, AI-related issues, deficiencies and/or failures could give rise to legal and/or regulatory action, including with respect to proposed legislation regulating AI in jurisdictions such as the European Union and others, and as a result of new applications of existing data protection, privacy, intellectual property, and other laws.

Failure of, or defects in, Renovaro Cube’s or BioSymetrics’ machine learning and cloud-based computing infrastructure, or increased regulation in the machine learning space, could impair their ability to process data, develop products, or provide test results, and harm their business and results of operations.

The design, development, maintenance and operation of Renovaro Cube’s and BioSymetrics’ technologies over time is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. Overcoming technical obstacles and correcting defects or errors could prove to be impossible or impracticable, and the costs incurred may be substantial and adversely affect either’s results of operations. Additionally, regulation in the machine learning space is constantly evolving and may make it difficult for Renovaro Cube or BioSymetrics to continue using its machine learning approach. If Renovaro Cube’s or BioSymetrics’ technology does not function reliably, fails to meet expectations in terms of performance, or cannot be fully utilized due to increasing regulation, we may be unable to provide, or its customers may stop using, our products.

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

Real or perceived errors, failures, or bugs in Renovaro Cube’s or BioSymetrics’ platform and future products could adversely affect their business, results of operations, financial condition, and growth prospects.

Renovaro Cube’s and BioSymetrics’ platforms are, and their future products will be, complex, and therefore, undetected errors, failures, bugs, or defects may be present in such platform or products or occur in the future in their platform or products, their technology or software or the technology or software they license from third parties, including open source software, especially when updates or new products are released. Such software and technology is used in information technology (“IT”) environments with different operating systems, system management software, devices, databases, servers, storage, middleware, custom and third-party applications, and equipment and networking configurations, which may cause errors, failures, bugs, or defects in the IT environment into which such software and technology is deployed. This diversity increases the likelihood of errors, failures, bugs, or defects in those IT environments. Some of the features in Renovaro Cube’s and BioSymetrics’ platforms are powered by machine learning and AI, which depend on datasets and algorithms that could be flawed, including through inaccurate, insufficient, outdated, or biased data. Despite testing by Renovaro Cube and BioSymetrics, real or perceived errors, failures, bugs, or defects may not be found until customers use their products. Real or perceived errors, failures, bugs, or defects in Renovaro Cube’s or BioSymetrics’ products could result in negative publicity, loss of or delay in market acceptance of their platforms or future products and harm to their brand, loss of investor confidence, weakening of our competitive position, claims by customers for losses sustained by them, or failure to meet the stated service level commitments in customer agreements. In such an event, Renovaro Cube or BioSymetrics may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any real or perceived errors, failures, bugs, or defects in Renovaro Cube’s or BioSymetrics’ products could also impair their ability to attract new customers, retain existing customers, or expand their use of its products, which would adversely affect Renovaro Cube’s or BioSymetrics’ business, results of operations and financial condition.

Renovaro Cube and BioSymetrics may also be subject to liability claims for damages related to real or perceived errors, failures, bugs, or defects in its platform or future products. A material liability claim or other occurrence that harms Renovaro Cube’s or BioSymetrics’ reputation or decreases market acceptance of its platform or future products may harm its business and results of operations. Finally, since some of Renovaro Cube’s or BioSymetrics’ customers use its products for compliance reasons, any errors, failures, bugs, defects, disruptions in service or other performance problems with Renovaro Cube’s or BioSymetrics’ products may damage its customers’ businesses and could hurt its reputation.

Renovaro Cube’s or BioSymetrics’ internal computer systems, or those expected to be used by its third-party research institution collaborators or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security and back-up measures, Renovaro Cube’s or BioSymetrics’ internal computer, server and other information technology systems as well as those of its third-party collaborators, consultants, contractors, suppliers and service providers, may be vulnerable to damage from physical or electronic break-ins, computer viruses, malware, ransomware, denial of service and other cyber-attacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive and/or proprietary data, including personal and health information, and could subject Renovaro Cube or BioSymetrics to significant liabilities, regulatory and enforcement actions and reputational damage. For example, the loss of clinical study data from future clinical studies could result in delays in any regulatory clearance or approval efforts and significantly increase Renovaro Cube’s or BioSymetrics’ costs to recover or reproduce the data, and subsequently commercialize its future products. If Renovaro Cube, BioSymetrics’ or either’s third-party collaborators, consultants, contractors, suppliers or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of personal or health information, Renovaro Cube or BioSymetrics may have to notify physicians, patients, partners, collaborators, government authorities and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions and litigation, any of which could harm their business and reputation. Likewise, Renovaro Cube and BioSymetrics rely on third-party research institution collaborators and other third parties to conduct clinical validation, and similar events relating to their computer systems could also have a material adverse effect on Renovaro Cube’s or BioSymetrics’ business. To the extent that any disruption or security breach were to result in a loss of, or damage to, Renovaro Cube’s or BioSymetrics’ data or systems, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal, or health information, Renovaro Cube or BioSymetrics could incur liability and suffer reputational harm, and the development and commercialization of its products could be delayed.

Renovaro Cube’s or BioSymetrics’ insurance policies may not be adequate to compensate it for the potential losses arising from such disruptions, failure, or security breach. In addition, such insurance may not be available to Renovaro Cube or BioSymetrics in the future on economically reasonable terms, or at all. Further, Renovaro Cube’s or BioSymetrics’ insurance may not cover all claims made against it and defending a suit, regardless of its merit, could be costly, divert management attention and harm Renovaro Cube’s or BioSymetrics’ reputation.

If Renovaro Cube or BioSymetrics is unable to protect the confidentiality of its trade secrets, Renovaro Cube’s or BioSymetrics’ business and competitive position would be harmed.

Renovaro Cube and BioSymetrics rely on trade secrets and confidentiality agreements to protect their know-how, technology, data and other proprietary information and to maintain a competitive position. Trade secrets and know-how can be difficult to protect. Renovaro Cube and BioSymetrics expect trade secrets and know-how to, over time, be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel from academic to industry scientific positions.

Renovaro Cube and BioSymetrics each seeks to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as Renovaro Cube’s and BioSymetrics’ employees, directors, corporate collaborators, outside scientific collaborators, contract research organizations (“CROs”), contract manufacturers, suppliers, service providers, consultants, advisors and other third parties. Renovaro Cube and BioSymetrics also enter into confidentiality and invention or patent assignment agreements with its employees and consultants, and reminds departing employees when they leave their employment of their continuing confidentiality obligations. Renovaro Cube and BioSymetrics cannot guarantee that they have entered into such agreements with each party that may have, or have had, access to trade secrets or proprietary technology and processes. Despite Renovaro Cube’s and BioSymetrics’ efforts, any of these parties may breach the agreements and disclose our proprietary information, including trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. Some courts outside the respective jurisdictions of BioSymetrics and Renovaro Cube are less willing or unwilling to protect trade secrets. For example, in China, claims regarding infringement or misappropriation of trade secrets are difficult to prove, and consequently plaintiffs are rarely successful in bringing these claims. If any of Renovaro Cube’s or BioSymetrics’ trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, Renovaro Cube and BioSymetrics would have no right to prevent them from using that technology or information to compete with us. If any of Renovaro Cube’s or BioSymetrics’ trade secrets were to be misappropriated by, disclosed to, or independently developed by a competitor or other third party, Renovaro Cube’s or BioSymetrics’ competitive position could be materially and adversely harmed.

Renovaro Cube and BioSymetrics have and may enter into collaboration, license, contract research and/or manufacturing relationships with contract organizations that operate in certain countries that are at heightened risk of theft of technology, data and intellectual property through direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors. Accordingly, Renovaro Cube’s and BioSymetrics’ efforts to protect and enforce their intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that Renovaro Cube and BioSymetrics develops or licenses, and we may be at heightened risk of losing proprietary intellectual property rights around the world, including outside of such countries, to the extent such theft or intrusion destroys the proprietary nature of its intellectual property.

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

Renovaro Cube’s and BioSymetrics’ success depends on our ability to develop and commercialize our technology without infringing, misappropriating, or otherwise violating the intellectual property of third parties. Third parties may initiate legal proceedings alleging that Renovaro Cube or BioSymetrics is infringing their intellectual property rights, and if they prevail, could block sales of Renovaro Cube’s or BioSymetrics’ products and force us to make large damages and/or royalty payments, which could have a material adverse effect on the success of our business.

Renovaro Cube’s and BioSymetrics’ commercial success in part depends upon our ability, and the ability of our collaborators, to market, sell and distribute our products and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights of third parties. There is considerable intellectual property litigation in the medical technology, biotechnology, diagnostic and pharmaceutical industries. Renovaro Cube or BioSymetrics may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to its products, including interference proceedings before the United Kingdom Intellectual Property Office, the European Patent Office, the United States Patent and Trademark Office and similar bodies in other jurisdictions. Third parties may assert infringement claims against Renovaro Cube or BioSymetrics based on existing patents or patents that may be issued in the future.

If Renovaro Cube or BioSymetrics is found to infringe, misappropriate, or otherwise violate a third party’s intellectual property rights, it could be required to obtain a license from such third party to continue developing, marketing, selling and distributing our products, or to cease using the infringing technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, We could be found liable for monetary damages, including treble damages if it is found to have willfully infringed a patent and attorneys’ fees if the court finds the case to be exceptional. A finding of infringement, misappropriation, or other violation could prevent us from commercializing our products or force us to cease some of our operations, which could materially harm our business. Claims that Renovaro Cube or BioSymetrics has misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our personnel from their normal responsibilities. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

Renovaro Cube’s and BioSymetrics’ use of open-source software could subject our proprietary technology to unwanted open-source license conditions that could negatively impact its business.

A portion of our technology capabilities incorporates open-source software, and we may incorporate open-source software into other offerings or products in the future. If an author or other third party that distributed such open-source software to Renovaro Cube or BioSymetrics were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. Further, the outcome of such litigation may be particularly uncertain in some cases, because there is little legal precedent governing the interpretation of certain terms of common open-source licenses. In addition, if Renovaro Cube or BioSymetrics combines its proprietary software with open-source software in a certain manner and makes it available to others, under some open-source licenses, it could be required to license or make available the source code of its proprietary software, which could substantially help its competitors develop products that are similar to or better than ours and harm our business.

The success and growth of Renovaro Cube’s or BioSymetrics’ business depends upon their ability to continuously innovate and develop new products and technologies.

Renovaro Cube’s and BioSymetrics’ solutions are technology-driven platforms that rely on innovation to remain competitive. The process of developing new technologies and products is complex, and we have built and seek to further develop our own technology using the latest in AI and machine learning, cloud-based technologies and other tools to differentiate our products and technologies. In addition, our dedication to incorporating technological advancements into our AI platforms requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. We operate in an industry experiencing rapid technological change and frequent product introductions. We may not be able to make technological improvements as quickly as demanded by our customers, or we may not be able to accurately predict the demand or growth of its technological investments, which could harm its ability to attract customers and have a material and adverse effect on its business, results of operations, financial condition and future prospects. In addition, we may not be able to effectively implement new technology-driven products and services as quickly as our competitors or be successful in marketing these products and services to potential customers. If we are unable to successfully and timely innovate, we could experience reputational damage and decreased demand for our AI platforms and other products and technologies and our growth, business, results of operations, financial condition and future prospects could be materially and adversely affected.

Renovaro Cube’s and BioSymetrics’ AI platform and other related products may become obsolete due to fast growing technological innovations or the entry of competitors with more financial and brand power.

AI is a fast-growing industry and Renovaro Cube and BioSymetrics must successfully adapt and manage technological advancements in AI and AI-related markets, as well as effectively compete with the emergence of additional competitors in the AI industry in order to maintain and grow AI business and products. Thus, the success of Renovaro Cube’s or BioSymetrics’ AI platform, other products and business depends in large part on their ability to keep pace with rapid technological changes in the development and implementation of AI products. For example, the development of groundbreaking technological innovations in AI, or innovations that would render AI obsolete, would harm Renovaro Cube’s or BioSymetrics’ business and make its platform or other products less durable. Further, the entry of competitors into the AI market that have more financial and brand power could cause Renovaro Cube’s or BioSymetrics’ share of the market to be significantly reduced thereby negatively affecting their business, operating results and financial condition.

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

Risks Related to Employee Matters and Managing Growth

●	Our success depends on our ability to attract and retain highly skilled employees in artificial intelligence, data science, and biomedical research, and competition for such talent is intense.

●	We have limited corporate infrastructure and may face challenges in managing growth, which could strain our resources and delay development.

●	Periods of uncertainty or rapid growth may make it difficult to maintain company culture and employee engagement, which could negatively affect execution of our business objectives.

●	The loss of key members of our management or technical teams could disrupt our operations and harm our business prospects.

●	We rely on consultants and contractors for certain specialized functions, which may create challenges in retaining institutional knowledge and ensuring continuity.

●	Recruiting, training, and retaining qualified personnel may require significant costs, and failure to manage these costs could adversely affect our business and financial results.

We have limited corporate infrastructure and may experience difficulties in managing growth.

As of June 30, 2025, we had 29 full-time employees. We rely on third-party contractors for the provision of professional, scientific, regulatory, and other services. As our development and commercialization plans and strategies develop, we may need additional managerial, scientific, operational, financial, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We might not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected and our ability to generate and grow revenue could be reduced and we might not be able to implement our business strategy. Our future financial performance, our ability to commercialize product candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Further, inflationary pressure may increase our costs, including employee compensation costs or result in employee attrition to the extent our compensation does not keep up with inflation, particularly if our competitors’ compensation does.

Renovaro Cube and BioSymetrics are highly dependent on their key personnel. If Renovaro Cube or BioSymetrics is not successful in attracting, motivating and retaining highly qualified personnel, they may not be able to successfully implement their business strategy.

Renovaro Cube’s and BioSymetrics’ ability to compete in the highly competitive AI-driven healthcare technology industry depends upon its ability to attract, motivate and retain highly qualified personnel. We are highly dependent on our executive management team and its scientific, medical, technological and engineering personnel, all of whom have been working together as a group for only a limited period of time. The loss of the services provided by any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements as needed, could result in delays in commercialization of its products and harm our business. Renovaro Cube and BioSymetrics do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of their other employees.

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

If Renovaro Cube or BioSymetrics is unable to scale its operations successfully to support demand for its products following the launch of its platform, its business could suffer.

As and to the extent demand increases beyond Renovaro Cube’s or BioSymetrics’ expectations following the launch of each’s platform, Renovaro Cube and BioSymetrics will likely need to start to ramp up operating capacity. We will need to implement new infrastructure, data processing capabilities, customer service, billing and systems processes, and expand internal quality assurance program and technology to support operations on a larger scale. We will also need collaboration arrangements with third-party laboratories to process its physical tests or, if processing of such tests is not fully outsourced to support demand, will need to obtain equipment and certified and licensed laboratory personnel to process these physical tests internally. We may face difficulties increasing the scale of operations, including implementing changes in infrastructure or programs or acquiring additional equipment or personnel. As we refine our products and develop additional products, Renovaro Cube and BioSymetrics may need to introduce new equipment, implement new systems, technology, controls and procedures, and hire personnel with different qualifications, licenses or certifications.

The value of Renovaro Cube’s and BioSymetrics’ products will depend, in part, on our ability to perform tests, whether through a licensed provider or internally, and return results to providers on a timely basis and at an appropriate quality standard, and on our reputation for such timeliness and quality. Failure to establish necessary arrangements with licensed providers, to implement necessary procedures, to transition to new equipment or processes, or to hire the appropriately qualified personnel could result in higher costs of processing, longer turnaround times or an inability to meet market demand. There can be no assurance that Renovaro Cube, BioSymetrics, or any such licensed provider will be able to perform tests on a timely basis at a level consistent with demand, that we will be able to maintain the quality of our test results as we scale our commercial operations, or that we will be successful in responding to the potential growing complexity of its operations, including the related data analysis requirements.

In addition, Renovaro Cube’s and BioSymetrics’ growth may place a significant strain on its management, operating and financial systems, research and development, and its sales, marketing, and administrative resources. As a result of growth, our operating costs may escalate even faster than planned, and some of its internal systems may need to be enhanced or replaced. If Renovaro Cube or BioSymetrics cannot effectively manage expanding operations and costs, Renovaro Cube or BioSymetrics may not be able to grow successfully or it may grow at a slower pace, and its business could be adversely affected.

Renovaro Cube and BioSymetrics will need to grow the size and capabilities of their organizations, and may experience difficulties in managing this growth.

As of June 30, 2025, Renovaro Cube had 14 full-time employees, and BioSymetrics had 6. As our growth plan and strategies develop, it must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Renovaro Cube’s and BioSymetrics’ future financial performance and their ability to commercialize their respective products will depend, in part, on their ability to effectively manage any future growth. Renovaro Cube’s and BioSymetrics’ management may also have to divert a disproportionate amount of their attention away from day-to-day activities in order to manage these growth activities. Renovaro Cube’s and BioSymetrics’ ability to successfully manage expected growth is uncertain given the fact that Renovaro Cube has been in full operation as an independent company focusing on cancer diagnostics AI only since 2018, and BioSymetrics similarly since 2017. Renovaro Cube’s and BioSymetrics’ executive management team’s lack of long-term experience working together may adversely impact their ability to effectively manage its business and growth.

If Renovaro Cube or BioSymetrics is not able to effectively expand its organization by hiring new employees, each may not be able to successfully implement the tasks necessary to commercialize its products, which would have a negative impact on Renovaro Cube’s or BioSymetrics’ business and result of operations.

Renovaro Cube’s or BioSymetrics’ employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

Renovaro Cube and BioSymetrics are exposed to the risk of fraud, misconduct, or other illegal activity by its employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to comply with the rules and regulations of the Centers for Medicare & Medicaid Services (the “CMS”), the FDA, the EMA, the MRHA and other comparable regulatory authorities; provide true, complete and accurate information to such regulatory authorities; comply with manufacturing and clinical laboratory standards; comply with healthcare fraud and abuse laws in the United Kingdom, Europe, Canada, and, in the future, the United States and similar fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to Renovaro Cube or BioSymetrics. When Renovaro Cube begins commercializing its products in the United Kingdom and Europe and, in the future, the United States, its potential exposure under such laws will increase significantly, and its costs associated with compliance with such laws are also likely to increase. In particular, research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices, as well as off-label product promotion. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of clinical validation, which could result in regulatory sanctions and cause serious harm to Renovaro Cube’s reputation. Renovaro Cube and BioSymetrics have each adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions taken to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting each entity from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against Renovaro Cube or BioSymetrics, and either is not successful in defending itself or asserting its rights, those actions could have a significant impact on each’s business, including the imposition of significant fines or other sanctions. Even if it is later determined after an action is instituted against Renovaro Cube or BioSymetrics that either was not in violation of these laws, Renovaro Cube or BioSymetrics may be faced with negative publicity, incur significant expenses defending its actions and have to divert significant management resources from other matters.

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

Renovaro Cube’s and BioSymetrics’ business is subject to economic, political, regulatory and other risks associated with international operations.

Renovaro Cube’s and BioSymetrics’ business is subject to risks associated with conducting business internationally. For example, some of Renovaro Cube’s and BioSymetrics’ suppliers and parties with whom they have collaborative relationships are located outside of the United States, including in Canada, the United Kingdom, and Israel. Accordingly, Renovaro Cube’s and BioSymetrics’ future results could be harmed by a variety of factors, including:

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

Renovaro Cube’s business depends upon its ability to obtain reliable and accurate test results that incorporate rapidly evolving understanding of how to interpret minute signals detected by Renovaro Cube’s assays as indications of potential presence of disease. Actual or perceived errors resulting from laboratory or reporting errors, false positive or false negative test results, or the manufacture, design, or labelling of Renovaro Cube’s products, could subject Renovaro Cube to product liability or professional liability claims. A product liability or professional liability claim against Renovaro Cube could result in substantial damage and be costly and time-consuming to defend. Any liability claim brought against Renovaro Cube, with or without merit, could increase its insurance rates or prevent it from securing insurance coverage in the future. Additionally, any liability lawsuit could damage Renovaro Cube’s reputation or force it to delay or suspend sales of its products. The occurrence of any of these events could have a material adverse effect on Renovaro Cube’s business, results of operations, financial condition and prospects. The same would apply to products of BioSymetrics.

Risks Related to our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From September 26, 2024, through September 26, 2025, the reported sale price of our Common Stock has fluctuated between $1.91 and $0.13 per share. The stock market in general and the market for biotechnology and technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our Common Stock. The market price of our Common Stock may be influenced by many factors, including the following:

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

The market price of our Common Stock could decline as a result of substantial sales of our Common Stock in the public market, or the perception that such sales could occur. Because the majority of our outstanding shares of Common Stock are registered and unrestricted, they may be sold in the public market at any time. Any such sales, or the availability of those shares for sale, could adversely affect the trading price of our Common Stock and make it more difficult for us to raise capital through future equity offerings. In addition, a decline in the trading price of our Common Stock could impair our ability to retain and recruit employees, many of whom are granted stock-based awards that vest over time and are influenced by the market value of our Common Stock.

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

1C. Cybersecurity Risk Management and Strategy

Lunai has established a comprehensive cybersecurity risk management program aimed at safeguarding the confidentiality, integrity, and availability of our essential systems and information. Central to our cybersecurity efforts is a robust incident response plan designed to address potential cyber incidents swiftly and effectively.

In designing and evaluating our cybersecurity initiatives, we have adopted the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF 2.0) as a guiding principle. It’s important to clarify that our use of the NIST CSF 2.0 is for guidance purposes to frame our risk identification, assessment, and management processes and does not equate to compliance with any specific technical standards or requirements.

Our cybersecurity framework is seamlessly integrated broader enterprise risk management strategy, sharing methodologies, reporting mechanisms, and governance structures with other risk domains including legal, compliance, strategic, operational, and financial risks.

Key components of our cybersecurity risk management program include:

●	Conducting risk assessments to pinpoint material cybersecurity threats to our critical systems, data, products, services, and overall IT infrastructure.

●	A dedicated security team overseeing the risk assessment processes, maintenance of security controls, and coordination of responses to cybersecurity incidents.

●	Engagement with external service providers to evaluate, enhance, or support our security measures.

●	Comprehensive cybersecurity training programs for employees, incident responders, and senior management to foster a culture of security awareness.

●	An incident response plan outlining specific procedures for managing cybersecurity incidents.

●	A thorough third-party risk management process to evaluate and manage risks associated with service providers, suppliers, and vendors.

To date, we have not identified any cybersecurity threats or past incidents that have had, or are likely to have, a material impact on our company’s operations, business strategy, financial performance, or results of operations.

Cybersecurity Governance:

The governance of cybersecurity risks is a critical function of our Board of Directors, with the Audit Committee (the “Committee”) playing a key role in the oversight of cybersecurity and related technology risks. The Committee is tasked with monitoring the effectiveness of our cybersecurity risk management program as implemented by management.

The Committee receives regular updates from management on the state of cybersecurity risks facing the company. This includes briefings on any significant cyber incidents and ongoing risk management efforts. These updates enable the Committee to provide informed reports on cybersecurity matters to the full Board.

Our Board is actively involved in our cybersecurity oversight, receiving detailed briefings from internal technology teams or external cybersecurity experts. These sessions are part of the Board’s commitment to continuous learning and staying informed about issues critical to public companies, including cybersecurity.

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

Item 2. Properties

The Company currently leases the following properties:

Location	Use	Terms
2080 Century Park East, Suite 906 Los Angeles, CA 90067	Headquarters	The Company entered into a Lease Agreement on June 19, 2018 for our corporate headquarters located at Century City Medical Plaza. We have a ten-year lease that was for approximately 2,453 square feet at this location. In February 2019, we extended our corporate headquarters to encompass the adjoining suite for approximately 1,101 square feet, bringing the total workspace to 3,554 square feet. The new base rent for this leased premises increases by 3% each year over the term, and ranges from $17,770 per month as of the date of the amendment until the end of the first year to $23,186 per month for the tenth year. The additional suite was in the form of an amendment to the original lease and will expire on the same date as the original lease. The Company was entitled to a total of $148,168 in contributions toward tenant improvements for both spaces.

101 Plaza Real South, Suite 202, Boca Raton, FL 33432	Lunai Bioworks Inc.	Lunai leases an office lease in Boca Raton, Florida, under a 36-month operating lease agreement commencing on November 1, 2024, with a maturity date of October 31, 2027. In determining lease asset values, the Company considers fixed and variable payment terms, prepayments, incentives, and options to extend, terminate or purchase.

Item 3. Legal Proceedings

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the Manici Action”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice. The Chow Action (also referred to as the “Securities Class Action Litigation”) remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company filed a motion to dismiss the amended complaint on March 15, 2024. The Court denied the Company’s motion to dismiss on June 28, 2024. A mediation was held on September 17, 2024, after which the parties signed a stipulation of settlement. The court granted the lead plaintiff’s motion for preliminary approval of the settlement on August 18, 2025.

Federal Derivative Litigation. On September 22, 2022, Samuel E. Koenig filed a shareholder derivative action in the United States District Court for the Central District of California (the “Koenig Matter”). The Koenig Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants, and also names the Company as a nominal defendant. The Koenig Matter alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and also sets out claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 24, 2023, the United States District Court for the Central District of California stayed the Koenig Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On July 14, 2025, the Court stayed the Koenig Matter until October 17, 2025. The defendants have not yet responded to the complaint.

On January 19, 2023, John Solak filed a shareholder derivative action in the United States District Court for the District of Delaware (the “Solak Matter”). The Solak Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants, and also names the Company as a nominal defendant. The Solak Matter alleges violations of Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder, and also sets out claims for breach of fiduciary duty and contribution and indemnification. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On April 6, 2023, the United States District Court for the District of Delaware stayed the Solak Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On July 29, 2025, the court stayed the Solak Matter for 90 days. The defendants have not yet responded to the complaint.

The Company intends to contest these matters but expresses no opinion as to the likelihood of favorable outcomes. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County (the “Midler Matter”). The Midler Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The Midler Matter also names the Company as a nominal defendant. The Midler Matter sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On July 31, 2025, the court stayed the Midler Matter for 120 days. The defendants have not yet responded to the complaint. The Company intends to contest this matter but expresses no opinion as to the likelihood of a favorable outcome. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

On October 21, 2022, the Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Serhat Gümrükcü (“Gumrukcu”), William Anderson Wittekind (“Wittekind”), G Tech Bio, SG & AW Holdings, LLC, and SRI (collectively, the “Defendants”). The Complaint alleges that the Defendants engaged in a “concerted, deliberate scheme to alter, falsify, and misrepresent to the Company the results of multiple studies supporting its Hepatitis B and SARS-CoV-2/influenza pipelines.” Specifically, “Defendants manipulated negative results to reflect positive outcomes from various studies, and even fabricated studies out of whole cloth.” As a result of the Defendants’ conduct, the Company claims that it “paid approximately $25 million to Defendants and third-parties that it would not otherwise have paid.” On April 21, 2023, defendants Wittekind, G Tech, SG & AW Holdings, LLC, and SRI filed a demurrer with respect to some, but not all, of the Company’s claims, as well as a motion to strike. On September 6, 2023, the court denied in part and granted in part the pending motions.

On December 4, 2023, the Defendants answered the Company’s First Amended Complaint and G Tech and SRI filed a Cross-Complaint. In the Cross-Complaint, G Tech and SRI seek declaratory and injunctive relief related to certain agreements between G Tech, SRI, and the Company, including, inter alia, a declaration that the Framework Agreement, effective as of November 15, 2019, the Statement of Work & License Agreement, effective as of January 31, 2020, and the Statement of Work and License Agreement for Influenza and Coronavirus Indications, effective as of April 18, 2021, have been terminated and the Company has no rights to any license under such agreements. Trial was scheduled to begin on March 3, 2025. On November 14, 2024, the court vacated the March 3, 2025, trial date and set a trial setting conference for May 1, 2025. At the May 1, 2025, trial setting conference, the court reset the trial to begin on November 30, 2026. Discovery remains ongoing. The Company denies the allegations in Defendants’ cross claims and intends to vigorously defend against them while pursuing its claims against the Defendants.

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

On June 21, 2024, the Company filed suit against Weird Science, Gumrukcu, Wittekind, and certain trusts in connection with the February 16, 2018 merger involving the Company and two companies closely associated with Gumrukcu. In the complaint, the Company alleges that Gümrükcüand others deliberately and fraudulently concealed a murder-for-hire scheme from the Company in order to induce the Company to enter into the merger agreement, which resulted in the defendants receiving shares and compensation. The Company asserts claims for fraudulent concealment, equitable fraud, unjust enrichment, and civil conspiracy and seeks, inter alia, equitable relief, including, but not limited to, return to the Company any shares received in connection with the merger, and damages. On October 1, 2024, the defendants moved to dismiss the complaint. A hearing took place on June 25, 2025 and the Court took defendants’ motion under advisement.

Renovaro, Inc. (“Renovaro”) commenced an action against Predictive Oncology, Inc. (“POAI”) in the Delaware Court of Chancery claiming that POAI breached a “definitive” January 2025 Letter Agreement pursuant to which Renovaro was going to acquire POAI. As a result of its breach, POAI made that acquisition impossible and dramatically devalued the share price of stock Renovaro had already acquired as well as the value of the company it was contractually entitled to acquire. Renovaro sought specific perfo1mance or, in the alternative, money damages. The parties have exchanged paper discovery and noticed depositions. The action has been held in abeyance while the parties attempt to negotiate a settlement.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of our Common Stock

Our Common Stock trades on the Nasdaq Capital Market under the symbol “RENB”.

As of September 26, 2025, the Company had 231,802,470 shares of Common Stock issued and approximately 233 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Our Business

Lunai Bioworks Inc. operates through three subsidiaries, Renovaro Biosciences, Renovaro Cube and BioSymetrics Inc. Renovaro Cube refers to GediCube Intl. Ltd. and its wholly owned subsidiaries GediCube, B.V. and Grace Systems B.V., which were acquired on February 13, 2024. BioSymetrics Inc. refers to BioSymetrics Inc. and its wholly owned subsidiary BioSymetrics Corp., which were acquired on April 8, 2025.

Renovaro Biosciences is a biotechnology company intending, if the necessary funding is obtained, to develop advanced allogeneic cell and gene therapies to promote stronger immune system responses potentially for long-term or life-long cancer remission in some of the deadliest cancers. As a result of our acquisition of GEDi Cube Intl on February 13, 2024 and BioSymetrics Inc. on April 8, 2025, we have shifted the Company’s primary focus and resources to the development of the GEDi Cube Intl and BioSymetrics Inc. technologies.

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

Recent Developments

On September 2, 2025, the Court of Amsterdam (the “Court”) declared bankrupt Gedi Cube B.V. (“Gedi”), an indirect subsidiary of Lunai Bioworks, Inc. (“Lunai”), and appointed Mr. M.M. Dellebeke as the receiver in the bankruptcy. Gedi filed a voluntary petition seeking a declaration of bankruptcy due to its inability to make payments as they became due. As a result of this, the Company determined that a material impairment of Gedi had occurred (see Note 6 to the financial statements).

On August 18, 2025, the Company issued Promissory Notes in the aggregate principal amount of $1,000,000. The Notes bear an interest rate of 18% per annum and mature on the 6-month anniversary of the Issue Date., (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date.

From July 3, 2025, to August 19, 2025, the Company issued Promissory Notes in the aggregate principal amount of $695,000. The Notes bear an interest rate of 10% per annum and mature on June 30, 2026, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date.

On July 7, 2025, Renovaro Inc. (“Renovaro”) entered into an Exchange Agreement (the “Exchange Agreement”) with certain accredited investors (the “Investors”), all of whom are existing shareholders of the Company. Pursuant to the Exchange Agreement, the Investors agreed to exchange an aggregate of $9.7 million in outstanding secured promissory notes (the “Secured Notes”) for $16.1 million in new convertible promissory notes (the “Convertible Notes”), representing a 65% premium to the principal and interest amount of the Secured Notes. The Convertible Notes mature on July 31, 2025, and do not bear any interest. The exchange was completed to restructure the Company’s debt obligations and provide additional flexibility to support strategic initiatives.

Immediately following the issuance of the Convertible Notes on July 7, 2025, the Investors elected to convert the entire $16.1 million principal amount into an aggregate of 53.6 million shares of common stock (the “Conversion Shares”), based on the stated $0.30 per share conversion price. The $0.30 per share conversion price of the Convertible Notes represented a premium to the closing price of the Company’s common stock on July 7, 2025, the date of execution and conversion. As a result, the issuance of the 53.6 million shares of common stock upon conversion of the Convertible Notes did not constitute a “below market” issuance under applicable Nasdaq listing rules and did not trigger stockholder approval requirements under Nasdaq Listing Rule 5635(d). The shares were issued without any additional consideration from the Investors.

As a result of the foregoing transactions, the Company (i) eliminated $9.7 million of secured indebtedness, (ii) issued $16.1 million in Convertible Notes to the same holders, and (iii) issued 53.6 million shares of common stock upon full conversion of such Convertible Notes. The shares of common stock will be issued on or before July 11, 2025, and no cash will be issued for any fractional shares. The transactions did not involve any cash proceeds to the Company.

Known Trends

Going Concern and Management’s Plans

The financial statements included elsewhere herein for the year ended June 30, 2025, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of June 30, 2025, we had cash and cash equivalents of $92,700, an accumulated deficit of $510,462,570 and total liabilities of $29,580,681. We have incurred losses from continuing operations, have used cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Funding that we may receive during fiscal 2026 is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates, and to begin building working capital reserves.

RESULTS OF OPERATIONS

Year ended June 30, 2025 compared to the year ended June 30, 2024.

The following table sets forth our revenues, expenses and net loss for the years ended June 30, 2025 and 2024. The financial information below is derived from our audited consolidated financial statements included elsewhere in this Annual Report.

	For the Years Ended
	June 30,		Increase/(Decrease)
	2025	2024	$	%
Operating Expenses
General and administrative	$17,880,050	$24,557,608	6,677,558	(27)%
Research and development	537,428	2,708,829	(2,171,401)	(80)%
Intangible asset impairment	—	42,611,000	(42,611,000)	(100)%
Goodwill impairment	170,419,429	11,640,000	158,779,429	1,364%
Depreciation and amortization	129,095	121,859	7,236	6%
Total Operating Expenses	188,966,002	81,639,296	107,326,706	131%
LOSS FROM OPERATIONS	(188,966,002)	(81,639,296)	(107,326,706)	131%

Other Income (Expense)
Change in fair value of contingent consideration	11,680,000	(3,048,183)	14,728,183	(483)%
Loss on extinguishment of debt	—	(1,303,578)	1,303,578)	(100)%
Change in fair value of equity securities	(112,149)	—	(112,149)	100%
Interest expense	(725,684)	(1,011,322)	285,638	(28)%
Interest and other income (expense)	116,346	(1,423,449)	1,539,795	(108)%
Total Other Income (Expense)	10,958,513	(6,786,532)	17.745,045	(261)%

NET LOSS	$(178,007,489)	$(88,425,828)	(89,581,661)	101%

	For the Years Ended
	June 30,		Increase/(Decrease)
	2025	2024	$	%

Net Loss	$(178,007,489)	$(88,425,828)	$(89,581,661)	101%
Other Comprehensive Income (Loss)
Foreign Currency Translation, net of taxes	10,985,688	(140,964)	11,126,652	(7,893)%

Comprehensive Loss	$(167,0021,801)	$(88,566,792)	$(78,455,009)	89%

Revenues

We are a pre-revenue, pre-clinical biotechnology and artificial intelligence driven healthcare technology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Operating Expenses

Our operating expenses for the years ended June 30, 2025 and 2024 were $188,966,002 and $81,639,296, respectively, representing an increase of $107,326,706 or 131%. The largest contributors to the increase in operating expenses for the year ended June 30, 2025, were the increase in the non-cash goodwill impairment of $158,779,429 partially offset by the decreases in the non-cash intangible asset impairment of $42,611,000, general and administrative expenses of $6,677,558 and in research and development expenses of $2,171,401 compared to the year ended June 30, 2024.

General and administrative expenses for the years ended June 30, 2025 and 2024, were $17,880,050 and $24,557,608, respectively, representing a decrease of $6,677,558, or 27%. The decrease in general and administrative expenses is primarily related to decreases in consulting expenses of $2,783,367, legal expenses of $2,260,485, stock based compensation expense of $1,359,838, sales tax expense of $717,744, investor relations expenses of $526,229, advertising expenses of $247,491, board member compensation of $238,855, partially offset by an increase in compensation related expenses of $986,127, rent expenses of $174,590, information technology expenses of $145,199 and subscription related expenses of $112,738.

Research and development expenses for the years ended June 30, 2025, and 2024, were $537,428 and $2,708,829, respectively, representing a decrease of $2,171,401 or 80%. The decrease in research and development expenses is primarily related to decreases in collaborating partner expenses of $1,351,135 with CDMO and CROs related to discontinued product candidates, decreases in consulting expenses of $534,564, and decreases in consumables of $241,982.

Other Income (Expenses)

Net other income (expenses) for the years ended June 30, 2025 and 2024 was $10,958,513 and $(6,786,532), respectively, representing a change of $17,745,045 or 261%. The increase in other income was due primarily to the change in the fair value of the contingent consideration in the amount of $11,680,000, which resulted from the mark to market adjustment on the remaining contingent consideration liability in the year ended June 30, 2025, offset by interest expense of $725,684.

Net Loss

Net loss for the years ended June 30, 2025 and June 30, 2024 was $178,007,489 and $88,425,828, respectively, representing an increase in net loss of $89,581,661 or 101%. The increase in net loss was primarily due to the increase of non-cash goodwill impairment of $158,779,429, offset by the decrease in non-cash intangible asset impairment of $42,611,000, decrease in general and administrative expenses of $6,677,558, decrease in research and development expenses of $2,171,401 and by the change in fair value of contingent consideration of $14,728,183.

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

As noted above under the heading “Going Concern and Management’s Plans,” through June 30, 2025, we have incurred substantial losses. We will need additional funds both in the next twelve months and beyond for (a) research and development, (b) increases in personnel, (c) the purchase of equipment, and investment in the development and validation of our technology. The availability of any required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are currently involved or in the future may be involved could adversely affect our liquidity and financial position. We may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of June 30, 2025, the Company had $92,700 in cash and working capital of $(28,109,502) as compared to $220,467 in cash and working capital of $(28,312,274) as of June 30, 2024. The decrease in cash of $127,767 is primarily due to the cost of operations of $7,874,647, investment in equity securities of $500,000 and repayments of finance agreement of $971,231, partially offset by funding totaling $9,354,003 related to private placements and proceeds from note payables during the period.

Equity

On April 8, 2025, the Company issued 15,000,000 shares of Common Stock valued at $6,058,500 pursuant to the Stock Purchase Agreement of Biosymetrics, Inc. (see Note 10 to the Financial Statements).

On January 21, 2025, the Company issued 250,000 shares of Common Stock to its Chief Executive Officer of Renovaro Cube valued at $177,500 (see Note 10 to the Financial Statements).

On October 17, 2024, the Company issued 160,000 shares of Common Stock for consulting services valued at $118,400 (see Note 10 to the Financial Statements).

On October 14, 2024, the Company issued 500,000 shares of Common Stock for consulting services valued at $275,000 (see Note 10 to the Financial Statements).

On October 14, 2024, the Company issued 250,000 shares of Common Stock to its Chief Executive Officer valued at $137,500 (see Note 10 to the Financial Statements).

On August 1, 2024, the Company issued 2,000,000 shares of Common Stock for consulting services valued at $1,400,000 (see Note 10 to the Financial Statements).

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

The January 2024 Note and December 2023 Notes balance at June 30, 2025 was $245,000 (see Note 8 to the Financial Statements).

Notes Payable —

Bridge Loans — From June 4, 2025 to June 14, 2025, the Company entered into agreements with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”) and Laksya Ventures Inc. to issue Promissory Notes for the principal amount of $1,725,000 to each note holder. The Company received $3,450,000 in gross proceeds. The notes bear an interest rate of 10% per annum and mature on December 31, 2025. The notes balance at June 30, 2025, was $3,450,000 with Paseco ApS and Laksya Ventures Inc. each holding $1,725,000 (see Note 8 to the Financial Statements).

From October 21, 2024 to January 24, 2025, the Company entered into agreements with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of $2,650,000. The Company received $2,650,000 in gross proceeds. The notes bear an interest rate of 10% per annum and mature from December 31, 2024 to December 31, 2025. Approximately $700,000 matured on December 31, 2024, $900,000 matured on December 31, 2025 and $1,050,000 matured on January 31, 2025. On February 24, 2025, Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. The note balance at June 30, 2025, was $2,650,000 with Paseco ApS and Laksya Ventures Inc. each holding $1,325,000 (see Note 8 to the Financial Statements).

From November 12, 2024 to December 3, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of €450,000. The note bears an interest rate of 10% per annum and matures on December 1, 2025. On February 24, 2025 Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. The note balance at June 30, 2025 was approximately $530,000 with Paseco ApS and Laksya Ventures Inc. each holding approximately $265,000 (see Note 8 to the Financial Statements).

On November 1, 2024, Renovaro Cube entered into an agreement with Yalla Yalla Limited, an investor to issue a Promissory Note for the amount of approximately €225,000. The note bears an interest rate of 10% per annum and matured on February 24, 2025. The note balance at June 30, 2025 was approximately $238,000 (see Note 8 to the Financial Statements).

On September 16, 2024, the Company entered into an agreement with RS Bio ApS, a Danish entity controlled by a shareholder (“RS Bio”), to issue a Promissory Note for the principal amount of $100,000 (the “September 2024 Note”). The Company received $100,000 in gross proceeds. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. The note balance at June 30, 2025 was $100,000 (see Note 8 to the Financial Statements).

On September 6, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue a Promissory Note for the principal amount of €50,000. The note bears an interest rate of 12% per annum and matures on September 9, 2025. On February 24, 2025 Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. The note balance at June 30, 2025 was approximately $59,000 with Paseco ApS and Laksya Ventures Inc. each holding approximately $30,000 (see Note 8 to the Financial Statements).

On February 5, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263 (the “February 2024 Note”). The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. The note balance, net of discount at June 30, 2025 was $105,263 (see Note 8 to the Financial Statements).

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315. The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. The note balance, net of discount at June 30, 2025 was $526,315 (see Note 8 to the Financial Statements).

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000. The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the note. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. The note balance, net of discount at June 30, 2025 was $750,000 (see Note 8 to the Financial Statements).

Promissory Note — On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Promissory Note”) to Paseco ApS. There have been eight amendments to the Promissory Note since the issuance date, the most recent of which is dated August 1, 2024. The principal amount of the Promissory Note, as amended, was payable and matured on November 1, 2024 (the “Maturity Date”). The Promissory Note, as amended, bears interest at a fixed rate of 12% per annum. On February 24, 2025 Paseco ApS assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. The Promissory Note balance at June 30, 2025 is $831,497.

The Company’s obligations under the referenced Promissory and Bridge Notes, except for those originally entered into by Renovaro Cube, are secured by a Security Agreement. To secure the Company’s obligations under the Promissory Note, the Company entered into a Security Agreement with the Holder, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) for the benefit of Paseco ApS, Rene Sindlev and Laksya Ventures. Upon an Event of Default (as defined in the notes, respectively) Paseco ApS, Rene Sindlev and Laksya Ventures may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease, or dispose of the Collateral (see Note 8 to the Financial Statements).

Cash Flows

Year ended June 30, 2025 compared to the year ended June 30, 2024

Following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities:

	For the Years Ended
	June 30,
	2025	2024
Net Cash Used in Operating Activities	$(7,874,647)	$(10,971,430)
Net Cash Used in Investing Activities	(500,000)	(1,260,179)
Net Cash Provided by Financing Activities	8,382,772	10,517,455
Effect of exchange rates on cash	(135,892)	60,141
Net (Decrease) in Cash	$(127,767)	$(1,654,013)

At June 30, 2025, we had cash and cash equivalents of $92,700, a decrease of $127,767, when compared to the June 30, 2024 balance of $220,467. This decrease was primarily due to cash used in operating activities, partially offset by cash provided by financing activities.

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

Cash used in operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the years ended June 30, 2025 and 2024 was $7,874,647 and $10,971,430, respectively, representing a decrease of $3,096,783. The decrease is primarily related to the changes in our operating assets and liabilities.

Net cash used in investing activities for the years ended June 30, 2025 and 2024 was $500,000 and $1,260,179, respectively, representing an decrease of $760,179. The decrease in cash used is primarily due to notes receivable prior to acquisition of Renovaro Cube of $1,255,600 in the prior period compared to $500,000 used for investment in equity securities in year ended June 30, 2025.

Net cash provided by financing activities for the years ended June 30, 2025 and 2024 was $8,382,772 and $10,517,455, respectively, representing a decrease of $2,134,683. The net cash provided by financing activities in the current year consists primarily of $2,376,181 of proceeds from private placements, $6,977,822 from the issuance of notes, and partially offset by repayments of $971,231 under a finance agreement. The prior year net cash from financing activities primarily consisted of 3,000,000 of proceeds from private placements, $8,045,663 from the issuance of notes, and $341,865 of proceeds from the exercise of warrants, partially offset by repayments of $870,073 under a finance agreement.

Off-Balance Sheet Arrangements

As of June 30, 2025, and 2024, we had no off-balance sheet arrangements. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

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

Goodwill - Goodwill is not amortized but is evaluated for impairment annually as of June 30, 2025 or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Impairment of Goodwill and Indefinite Lived Intangible Assets – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess. The annual fair value analysis performed on goodwill supported that goodwill was impaired as of June 30, 2025. The Company recorded an impairment loss of $47,614,729 for the period ended September 30, 2024 and $122,804,700 for the period ended June 30, 2025, related to goodwill during the year ended June 30, 2025 (see Note 6 to the financial statements).

For indefinite-lived intangible assets, such as licenses acquired as an In-Process Research and Development (“IPR&D”) asset, on an annual basis we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. For the year ended June 30, 2025, the carrying value of IPR&D was zero. For the year ended June 30, 2024, the carrying value of the licenses acquired as an IPR&D asset exceeded its fair value, due to changes in the projected economic benefits to be realized from these assets. The Company recorded impairment losses of zero and $42,611,000 during the years ended June 30, 2025 and 2024, respectively (see Note 6 to the financial statements).

The carrying values of IPR&D and goodwill at June 30, 2025, were zero and $5,963,000, respectively.

 Fair Value of Financial Instruments – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. There were no Level 2, or 3 assets, nor any Level 1, or 2 liabilities measured at fair value on a recurring basis as of June 30, 2025.

Level 1 assets held as of June 30, 2025, consisted of an investment in equity securities related to an extension agreement entered on February 28, 2024. The Company purchased 467,290 shares of common stock at a purchase price of $1.07 per share. The investment in equity securities was recorded at a fair value of $500,000 at the time of purchase and is subsequently remeasured to fair value at the end of each reporting period. As of June 30, 2025, the Company held 467,290 shares of common stock in connection with the investment in equity securities.

Level 3 liabilities held as of June 30, 2025, consisted of a contingent consideration liability related to the February 13, 2024, acquisition of Renovaro Cube (see Note 3).

Stock-Based Compensation - The Company has granted stock options, restricted share units (“RSUs”) and warrants to certain employees, officers, directors, and consultants. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock based compensation costs for the vesting of options and RSUs granted to certain employees, officers, directors, and consultants for the years ended June 30, 2025 and 2024 were $3,313,291 and $4,673,129, respectively (see Note 10 to the Financial Statements).

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

The Company records stock-based compensation for services received from non-employees in accordance with ASC 718, Compensation—Stock Compensation Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the consultants’ required service period, which is generally the vesting period (see Note 10 to the Financial Statements).

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

Lunai Bioworks Inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lunai Bioworks, Inc. (fka: Renovaro, Inc.):

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lunai Bioworks, Inc. (fka: Renovaro, Inc.) (“the Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity(deficit), and cash flows for each of the years in the two-year period ended June 30, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial recurring losses from operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Goodwill Impairment Assessment

Critical Audit Matter Description

During the year ended June 30, 2025, the Company fully impaired previously recorded goodwill of approximately $170 million, exchange rate adjusted, related to the Company’s RenC reporting unit. As described in notes 1 and 5 to the consolidated financial statements, the Company tests goodwill for impairment annually on June 30 at the reporting unit level, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than it’s carrying amount. The Company recognized an impairment loss of approximately $48 million during the three months ended September 30, 2024 with the remaining goodwill amount being impaired at June 30, 2025. The determination of the fair value of the reporting unit on September 30, 2024, and June 30, 2025, required management to make significant estimates and assumptions.

How the Critical Audit Matter was Addressed in the Audit

We identified the evaluation of the impairment analysis for goodwill as a critical audit matter because of the significant estimates and assumptions management makes in performing impairment tests for the RenC reporting unit. These required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of such estimates and assumptions.

Our audit procedures related to the following:

●	We tested management’s processes for estimating the fair value of the reporting unit at each respective date

●	We evaluated whether the valuation techniques used were appropriate and reasonable and

●	We evaluated the significant assumptions and underlying data used in developing the fair value of goodwill

In addition, professionals with specialized skill and knowledge were utilized by the Firm to assist in the performance of these procedures.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Draper, UT

September 29, 2025

LUNAI BIOWORKS INC. FKA: RENOVARO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash	$92,700	$220,467
Insurance receivable	—	1,108,247
Investment in equity securities	387,851	—
Prepaids and other assets	566,081	668,929
Total Current Assets	1,046,632	1,997,643

Property and equipment, net	367,843	482,121

OTHER ASSETS
Definite life intangible assets, net	14,994	30,043
Software platform	143,000	—
Trademarks	8,000	—
Goodwill	5,963,000	159,330,161
Deposits and other assets	—	19,849
Operating lease right-of-use assets	687,371	1,269,633
Total Other Assets	6,816,365	160,649,686

TOTAL ASSETS	$8,230,840	$163,129,450
LIABILITIES

CURRENT LIABILITIES:
Accounts payable – trade	$12,555,839	$9,448,683
Accrued expenses	5,843,069	5,311,324
Other current liabilities	378,282	295,361
Contingent consideration liability	630,000	12,310,000
Convertible notes payable	245,000	245,000
Current portion of operating lease liabilities	313,047	493,553
Notes payable	3,580,525	—
Notes payable – related parties, net	5,610,372	2,205,996
Total Current Liabilities	29,156,134	30,309,917

NON-CURRENT LIABILITIES:
Operating lease liabilities, net of current portion	424,547	842,389
Total Non-Current Liabilities	424,547	842,389
Total Liabilities	29,580,681	31,152,306

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 350,000,000 shares authorized, 177,392,907 shares issued and outstanding at June 30, 2025; 158,452,644 shares issued and outstanding at June 30, 2024	17,741	15,847
Additional paid-in capital	478,280,146	464,587,224
Accumulated deficit	(510,462,570)	(332,455,081)
Accumulated other comprehensive (loss)	10,814,842	(170,846)
Total Stockholders’ Equity (Deficit)	(21,349,841)	131,977,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,230,840	$163,129,450

The accompanying notes are an integral part of these consolidated financial statements.

LUNAI BIOWORKS INC. FKA: RENOVARO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2025	2024

Operating Expenses
General and administrative	$17,880,050	$24,557,608
Research and development	537,428	2,708,829
Intangible asset impairment	—	42,611,000
Goodwill impairment	170,419,429	11,640,000
Depreciation and amortization	129,095	121,859
Total Operating Expenses	188,966,002	81,639,296
LOSS FROM OPERATIONS	(188,966,002)	(81,639,296)

Other Income (Expense)
Change in fair value of contingent consideration	11,680,000	(3,048,183)
Loss on extinguishment of debt	—	(1,303,578)
Change in fair value of equity securities	(112,149)	—
Interest expense	(725,684)	(1,011,322)
Interest income and other income (expense)	116,346	(1,423,449)
Total Other Income (Expense)	10,958,513	(6,786,532)

NET LOSS	$(178,007,489)	$(88,425,828)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(1.08)	$(0.91)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	165,061,967	97,511,557

The accompanying notes are an integral part of these consolidated financial statements.

LUNAI BIOWORKS INC. FKA: RENOVARO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	June 30,
	2025	2024

Net Loss	$(178,007,489)	$(88,425,828)
Other Comprehensive Income (Loss)
Foreign currency translation, net of taxes	109,985,688	(140,964)

Comprehensive Loss	$(167,021,801)	$(88,566,792)

The accompanying notes are an integral part of these consolidated financial statements.

LUNAI BIOWORKS INC. FKA: RENOVARO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended June 30, 2025 and June 30, 2024

	# of Preferred Shares	Preferred Shares Amount	# of Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance June 30, 2023	—	—	63,698,144	6,371	290,554,875	(244,029,253)	(29,882)	46,502,111
Issuance of preferred stock and warrants in private placement	280,505	28	—	—	1,999,972	—	—	2,000,000
Issuance of preferred stock and warrants for conversion of Note Payable	280,505	28	—	—	1,999,973	—	—	2,000,001
Restricted shares issued for services rendered	—	—	3,083,760	308	4,663,882	—	—	4,664,190
Exercise of warrants	—	—	3,951,344	396	2,341,470	—	—	2,341,866
Issuance of common stock and warrants under private placement offering in settlement of debt	—	—	5,660,042	566	10,575,759	—	—	10,576,106
Shares issuable for settlement of contingent consideration	—	—	5,615,071	562	11,295,121	—	—	11,295,783
Issuance of common stock pursuant to acquisition of GEDi Cube	—	—	70,834,183	7,083	135,994,548	—	—	136,001,631
Preferred stock converted to common stock pursuant to acquisition of GEDi Cube	(561,010)	(56)	5,610,100	561	(505)	—	—	—
Issuance of options for services rendered	—	—	—	—	489,000	—	—	489,000
Stock-based compensation	—	—	—	—	4,673,129	—	—	4,673,129
Net loss	—	—	—	—	—	(88,425,828)	—	(88,425,828)
Foreign currency translation adjustment	—	—	—	—	—	—	(140,964)	(140,964
Balance June 30, 2024	—	—	158,452,644	15,847	464,587,224	(332,455,081)	(170,846)	131,977,144
Issuance of common stock under private placement offering	—	—	1,613,596	161	2,376,020	—	—	2,376,181
Restricted shares issued for services rendered and executive compensation	—	—	3,160,000	316	1,946,529	—	—	1,946,845
Forfeited shares of common stock	—	—	(833,333)	(83)	83	—	—	—
Issuance of common stock pursuant to acquisition	—	—	15,000,000	1,500	6,057,000	—	—	6,058,500
Stock-based compensation	—	—	—	—	3,313,291	—	—	3,313,291
Net loss	—	—	—	—	—	(178,007,489)	—	(178,007,489)
Foreign currency translation adjustment	—	—	—	—	—	—	10,985,688	10,985,688
Balance June 30, 2025	—	$—	177,392,907	$17,741	$478,280,146	$(510,462,570)	$10,814,842	$(21,349,841)

 The accompanying notes are an integral part of these consolidated financial statements.

LUNAI BIOWORKS INC. FKA: RENOVARO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(178,007,489)	$(88,425,828)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	129,095	121,859
Change in fair value of contingent consideration	(11,680,000)	3,048,183
Change in value of equity securities	112,149	—
Loss on extinguishment of debt	—	1,303,578
Non-cash stock-based compensation expense	3,313,291	4,673,129
Non-cash restricted shares issued for services rendered	1,946,845	4,664,190
Intangible asset impairment	—	42,611,000
Goodwill impairment	170,419,429	11,640,000
Amortization of discount on note payable	32,024	580,605
Changes in assets and liabilities:
Other receivables	1,153,768	(1,108,247)
Prepaid expenses/deposits	1,143,293	1,082,267
Accounts payable	3,106,181	4,057,282
Other current liabilities	(26,477)	—
Operating leases, net	(16,086)	11,284
Accrued expenses	499,330	4,769,268
NET CASH USED IN OPERATING ACTIVITIES	(7,874,647)	(10,971,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity securities	(500,000)	—
Notes receivable prior to acquisition	—	(1,255,600)
Cash received from acquisition, net	—	65,851
Purchase of property and equipment	—	(70,430)
NET CASH USED IN INVESTING ACTIVITIES	(500,000)	(1,260,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of finance agreement	(971,231)	(870,073)
Proceeds from exercise of warrants	—	341,865
Proceeds from private placements	2,376,181	3,000,000
Proceeds from issuance of promissory notes	—	3,770,512
Proceeds from notes payable	6,977,822	4,275,151
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,382,772	10,517,455

Effect of exchange rates on cash	(135,892)	60,141
NET INCREASE (DECREASE) IN CASH	(127,767)	(1,654,013)

CASH, BEGINNING OF PERIOD	220,467	1,874,480

CASH, END OF PERIOD	$92,700	$220,467
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid during the year for:
Interest	$24,555	$20,128
Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Contingent Shares issued pursuant to Acquisition Agreement	$—	$—
Cancellation of restricted stock awards	$83	$—
Finance agreement entered into in exchange for prepaid assets	$1,018,930	$906,834
Conversion of note payable for issuance of preferred stock	$—	$2,000,001
Note payable settled through non-cash exercise of warrants	$—	$2,000,000
Debt discount related to notes payable	$24,954	$339,342
Common shares issued upon acquisition	$6,058,500	$136,001,631
Contingent consideration issued upon acquisition	$—	$20,557,500
Common shares issued upon settlement of debt	$—	$9,582,912
Earn out shares issued in settlement of contingent liability	$—	$11,295,683
Options issued in settlement of debt	$—	$489,000
Settlement of notes payable	$—	$418,503

The accompanying notes are an integral part of these consolidated financial statements.

LUNAI BIOWORKS INC. FKA: RENOVARO INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – On August 20, 2025, the Company changed its corporate name from Renovaro Inc. to Lunai Bioworks Inc. (“Lunai”) On April 8, 2025, Lunai Bioworks Inc. acquired BioSymetrics, Inc. and its subsidiary (“BioSymetrics, Corp.”), as a wholly owned subsidiary pursuant to a stock purchase agreement. On February 13, 2024, the Company changed its corporate name from Renovaro Biosciences Inc. to Renovaro Inc. (“Renovaro”, and together with its subsidiaries, the “Company”, “we” or “us”) and acquired GEDi Cube Intl Ltd and its subsidiaries (“Renovaro Cube”), as a wholly owned subsidiary pursuant to a stock purchase agreement. In August 2023, the Company changed its corporate name from Enochian Biosciences Inc. to Renovaro Biosciences Inc. The Company is an AI-driven platform for precision medicine, diagnostics, and biodefense. Its proprietary technologies transform complex biomedical data into predictive insights, enabling faster discovery, greater accuracy, and strategic partnerships across the life sciences and government sectors.

Basis of Presentation – The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

Principles of Consolidation – For the years ended June 30, 2025 and 2024, the consolidated financial statements include the accounts and operations of Lunai, and its wholly owned subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

Subsidiaries – Renovaro Biosciences Inc. (“Renovaro Biosciences”), formerly Renovaro Biopharma Inc., was incorporated on May 19, 2017 in Delaware and is a 100% owned subsidiary of Lunai. Renovaro Biosciences owns a perpetual, fully paid-up, royalty-free, sublicensable, and sole and exclusive worldwide license to research, develop, use, sell, have sold, make, have made, offer for sale, import and otherwise commercialize certain intellectual property in cellular therapies for the prevention, treatment, amelioration of and/or therapy exclusively for HIV in humans, and research and development exclusively relating to HIV in humans.

Renovaro Biosciences Denmark ApS (“Renovaro Denmark”), formerly Enochian Biosciences Denmark ApS a Danish corporation was incorporated on April 1, 2001. On February 12, 2014, in accordance with the terms and conditions of a Share Exchange Agreement, the Company acquired Renovaro Denmark and it became a 100% owned subsidiary of Lunai subject to 185,053 shares of Common Stock of Lunai held in escrow according to Danish law (the “Escrow Shares”). As of June 30, 2025, there are 17,414 Escrow Shares remaining (see Note 10).

On February 13, 2024, the Company acquired 100% of Renovaro Cube. As a result of the acquisition, Renovaro Cube became a wholly-owned subsidiary of the Company (see Note 13).

On April 8, 2025, the Company acquired 100% of Biosymetrics, Corp. As a result of the acquisition, Biosymetrics, Corp. became a wholly-owned subsidiary of the Company (see Note 13).

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

Functional Currency and Foreign Currency Translation – The functional currency of Renovaro Denmark is the Danish Kroner (“DKK”) and the functional currency of Renovaro Cube is the Euro (“EUR”) and the functional currency of BioSymetrics Corp. is Canadian Dollar (“CAD”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the years ended June 30, 2025, and 2024. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, exceed the amount of deposit insurance provided within the relevant jurisdiction where the deposits are held. As of June 30, 2025, and June 30, 2024, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investment in Equity Securities – The Company accounts for investments in equity securities in accordance with ASC 321, Investments—Equity Securities. Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in net income or loss. Equity securities without readily determinable fair values are measured at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company evaluates such investments at each reporting period for impairment or other observable transactions that would require adjustment. On February 28, 2025, the Company purchased $500,000 of equity securities. During the year ended June 30, 2025, the Company recorded a change in fair value of equity securities for $112,149 (see Note 3). The investment in equity securities balance at June 30, 2025, was $387,851.

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

During the year ended June 30, 2025, the results of the assessment indicated that the carrying value of the RENC reporting unit exceeded its fair value, due to the decline in the estimated fair value of the reporting unit based on the Company’s market capitalization. Management concluded the significant driver for the change in the economic benefits was due to the Company’s continued inability to raise capital for the further development of the technologies within this reporting unit. The Company recorded an impairment loss of $47,614,729 for the period ended September 30, 2024 and $122,804,700 for the period ended June 30, 2025.

For indefinite life intangible assets, such as IPR&D, on an annual basis on June 30th we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. For the year ended June 30, 2024, the carrying value of the IPR&D exceeded its fair value. Therefore, the Company recorded an impairment loss of $42,611,000 during the year ended June 30, 2024. During the year ended June 30, 2025, the Company recorded no impairment loss related to IPR&D.

The carrying value of IPR&D and goodwill at June 30, 2025, were  zero and $5,963,000, respectively.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use are their respective fair values. No impairment of these assets was recorded during the year ended June 30, 2025 or 2024.

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

Research and Development Expenses – The Company expenses research and development costs incurred in formulating, improving, validating, and creating alternative or modified processes related to and expanding the use of the Company’s technologies. Research and development expenses for the years ended June 30, 2025 and 2024 amounted to $537,428, and $2,708,829 respectively.

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes (see Note 9).

Loss Per Share - The Company calculates earnings (loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as for basic EPS) and potentially dilutive common shares. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. The shares of Common Stock outstanding at June 30, 2025 and 2024 were 177,392,907 and 158,452,644, respectively. Because of the net loss for each of the years ended June 30, 2025 and June 30, 2024, dilutive shares for both periods were excluded from the diluted EPS calculation, as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 13,669,140 and 17,146,315 potential shares of Common Stock excluded from the diluted EPS calculation for the years ended June 30, 2025 and 2024, respectively.

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

 Stock-Based Compensation - The Company has granted stock options, restricted share units (“RSUs”) and warrants to certain employees, officers, directors, and consultants. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock based compensation costs for the vesting of options and RSUs granted to certain employees, officers, directors, and consultants for the years ended June 30, 2025 and 2024 were $3,313,291 and $4,673,129, respectively.

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

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of $178,007,489 and $88,425,828 for the years ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had cash and cash equivalents of $92,700 and an accumulated deficit of $510,462,570 and a working capital deficit of $28,109,502. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has reduced overhead and administrative costs by streamlining the organization to focus on the development and validation of its AI-driven cancer diagnostics platform. The Company has tailored its workforce to focus on these activities. In addition, the Company intends to secure additional required funding through equity or debt financing. However, there can be no assurance that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Funding that we may receive during the fiscal year 2026 is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, to support commercialization of our products, to conduct the clinical and regulatory work to develop our product candidates, and to begin building working capital reserves.

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

There were no Level 2 and 3 assets, or any Level 1 or 2 liabilities as of June 30, 2025.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, lease obligations and notes payable approximate their recorded values due to their short-term maturities.

Level 1 assets held as of June 30, 2025, consisted of an investment in equity securities related to an extension agreement entered on February 28, 2024. The Company purchased 467,290 shares of common stock at a purchase price of $1.07 per share. The investment in equity securities was recorded at a fair value of $500,000 at the time of purchase and is subsequently remeasured to fair value at the end of each reporting period. As of June 30, 2025, the Company held 467,290 shares of common stock in connection with the investment in equity securities.

Level 3 liabilities held as of June 30, 2025, consisted of a contingent consideration liability related to the February 13, 2024 acquisition of Renovaro Cube, (the “Acquisition”). As consideration for the Acquisition, the stockholders of Renovaro Cube received (i) 70,834,183 shares of Common Stock, and (ii) the right to receive up to 11,899,545 contingent shares pro rata upon the exercise of convertible notes, options, and warrants, which were outstanding at closing. The contingent consideration liability was recorded at fair value of $20,557,500 at the time of the Acquisition and is subsequently remeasured to fair value at the end of each reporting period. As of June 30, 2025, there were 2,775,650 contingent shares issuable in connection with the Acquisition.

The Company’s assets and liabilities measured at fair value on recurring bases as of June 30, 2025 were as follows:

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3

Assets:

Investment in equity securities	387,851	—	—
Total assets at fair value	$387,851	—	$—
Liabilities:
	—
Contingent consideration	—	—	630,000
Total liabilities at fair value	$—	—	$630,000

The fair value of the contingent consideration liability is estimated using a Black-Scholes option-pricing model and a Monte-Carlo option pricing model. The key inputs to the model are all contractual or observable with the exception being volatility, which is computed based on the volatility of the Company’s underlying stock. The key inputs to valuing the contingent consideration liability as of June 30, 2025, were:

Stock Price	$0.29
Exercise Price	$0.53 - $1.92
Volatility	116% - 141%
Risk Free Rate	3.61% - 4.02%
Expected Dividends	0%
Discount Rate (Monte-Carlo model only)	0%
Expected Term (years)	2.70 – 8.38

At initial recognition of the contingent consideration, the inputs were:

Stock Price	$1.92
Exercise Price	$0.46 - $4.50
Volatility	107% - 133%
Risk Free Rate	4.22% - 5.14%
Expected Dividends	0%
Discount Rate (Monte-Carlo model only)	12%
Expected Term (years)	0.56 – 9.88

The following table sets forth the Level 3 liability at June 30, 2025, which is recorded on the consolidated balance sheet at fair value on a recurring basis. As required, this liability is classified based on the lowest level of input that is significant to the fair value measurement.

The roll forward of contingent consideration liability is as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2024	—	—	$12,310,000
Fair value adjustment	—	—	(11,680,000)
Contingent Consideration Liability at June 30, 2025	—	—	$630,000

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2025 and 2024:

	Useful Life	June 30, 2025	June 30, 2024
Lab equipment and instruments	4-7	$639,998	$639,998
Leasehold improvements	10	224,629	224,629
Furniture, fixtures, and equipment	4-7	205,396	195,834
Total		1,070,023	1,060,461
Less accumulated depreciation		(702,180)	(578,340)
Net Property and Equipment		$367,843	$482,121

Depreciation expense amounted to $119,193 and $113,563 for the years ended June 30, 2025 and 2024, respectively.

NOTE 5 — INTANGIBLE ASSETS AND GOODWILL

At June 30, 2025, definite-life intangible assets, net of accumulated amortization, consisted of patents, software platform and trademarks on the Company’s products and processes of $14,994, $143,000 and $8,000. At June 30, 2024, definite-life intangible assets, net of accumulated amortization, consisted of patents on the Company’s products and processes of $30,043. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the years ended June 30, 2025 and 2024 was $9,902 and $8,296, respectively.

At June 30, 2025 and 2024, indefinite life intangible assets consisted of a license agreement classified as In-Process Research and Development (“IPR&D”) intangible assets, which are not amortizable until the intangible assets provide economic benefit, and goodwill.

At June 30, 2025 and 2024, definite-life and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2024	Additions	Amortization	Impairment	Translation Adjustment	June 30, 2025
Definite Life Intangible Assets
Software platform	5 Years	$—	$143,000	$—	$—	$—	$143,000
Trademark	2 Years	$—	$8,000	$—	$—	$—	$8,000
Patents	20 Years	$284,977	$—	$—	$—	$28,033	$313,010
Less Accumulated Amortization		(254,934)	—	(9,902)	—	(33,180)	(298,016)
Net Definite-Life Intangible Assets		$30,043	$151,000	$(9,902)	$—	$(5,147)	$165,994

Goodwill
Goodwill		159,330,161	5,963,000	—	(170,419,429)	11,089,268	5,963,000
Total Goodwill		$159,330,161	$5,963,000	$—	$(170,419,429)	$11,089,268	$5,963,000

	Useful Life	June 30, 2023	Additions	Amortization	Impairment	Translation Adjustment	June 30, 2024
Definite Life Intangible Assets
Patents	20 Years	$290,936	$—	$—	$—	$(5,959)	$284,977
Less Accumulated Amortization		(251,260)	—	(8,296)	—	4,622	(254,934)
Net Definite-Life Intangible Assets		$39,676	$—	$(8,296)	$—	$(1,337)	$30,043

Indefinite Life Intangible Assets and Goodwill
Goodwill		11,640,000	159,464,039	—	(11,640,000)	(133,878)	159,330,161
IPR&D		42,611,000	—	—	(42,611,000)	—	—
Total Indefinite Life Intangible Assets and Goodwill		$54,251,000	$159,464,039	$—	$(54,251,000)	$(133,878)	$159,330,161

Expected future amortization expense is as follows:

Years ended June 30,
2026	$36,350
2027	36,348
2028	32,348
2029	32,348
Thereafter	28,600
Total	$165,994

On February 13, 2024, the Company acquired Renovaro Cube as a wholly owned subsidiary pursuant to a stock purchase agreement. As part of the acquisition of Renovaro Cube, the Company acquired goodwill valued at $159,464,039.

On April 8, 2025, the Company acquired Biosymetrics, Inc. as a wholly owned subsidiary pursuant to a stock purchase agreement. As part of the acquisition of Biosymetrics, Inc., the Company acquired goodwill valued at $5,963,500, software valued at $143,000 and Trademark valued at $8,000.

Impairment

Following the fourth quarter of each year, management performs its annual test of impairment of intangible assets by performing an assessment and determines if it is more likely than not that the fair value of the asset is greater than or equal to the carrying value of the asset.

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

During the quarter ended June 30, 2025, the results of the assessment indicated that the carrying value of the RENC reporting unit exceeded its fair value, due to the decline in the estimated fair value of the reporting unit based on the Company’s market capitalization. Management concluded the significant driver for the change in the economic benefits was due to the Company’s continued inability to raise capital for the further development of the technologies within this reporting unit. Therefore, an impairment adjustment of $122,804,700 was recorded for the period ended June 30, 2025.

NOTE 7 — LEASES

Operating Leases — On June 19, 2018, Lunai entered into a Lease Agreement for a term of ten years from September 1, 2018, with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet. On February 20, 2019, Lunai entered into an Addendum to the original Lease Agreement with an effective date of December 1, 2019, where it expanded the lease area to include another 1,101 square feet for a total rentable 3,554 square feet. The base rent increases by 3% each year, and ranges from $17,770 per month for the first year to $23,186 per month for the tenth year. The equalized monthly lease payment for the term of the lease is $20,050.

Renovaro Cube leases an office facility in Amsterdam, Netherlands, under a 30-month operating lease agreement commencing on September 1, 2023, with a maturity date of February 28, 2026. In determining lease asset values, the Company considers fixed and variable payment terms, prepayments, incentives, and options to extend, terminate or purchase. The Company mutually terminated this lease on April 29, 2025.

Lunai entered an office lease in Boca Raton, Florida, under a 36-month operating lease agreement commencing on November 1, 2024, with a maturity date of October 31, 2027. In determining lease asset values, the Company considers fixed and variable payment terms, prepayments, incentives, and options to extend, terminate or purchase.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use assets and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have a remaining lease term of 26 and 28 months. As of June 30, 2025, the weighted-average remaining term is 1.95 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of June 30, 2025, the weighted-average discount rate is 4.66%.

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

Below are the lease commitments for the next 5 years:

Years Ending June 30	Lease Expense
2026	$363,999
2027	358,326
Thereafter	56,621
Less imputed interest	(41,353)
Total	$737,593

NOTE 8 — DEBT

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

The January 2024 Note and December 2023 Notes balance at June 30, 2025 was $245,000.

Notes Payable —

Bridge Loans — From June 4, 2025 to June 14, 2025, the Company entered into agreements with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”) and Laksya Ventures Inc. to issue Promissory Notes for the principal amount of $1,725,000 to each note holder. The Company received $3,450,000 in gross proceeds. The notes bear an interest rate of 10% per annum and mature on December 31, 2025. The notes balance at June 30, 2025, was $3,450,000 with Paseco ApS and Laksya Ventures Inc. each holding $1,725,000.

From October 21, 2024 to January 24, 2025, the Company entered into agreements with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of $2,650,000. The Company received $2,650,000 in gross proceeds. The notes bear an interest rate of 10% per annum and mature from December 31, 2024 to December 31, 2025. Approximately $700,000 matured on December 31, 2024, $900,000 matured on December 31, 2025 and $1,050,000 matured on January 31, 2025. On February 24, 2025, Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. The note balance at June 30, 2025, was $2,650,000 with Paseco ApS and Laksya Ventures Inc. each holding $1,325,000.

From November 12, 2024 to December 3, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of €450,000. The note bears an interest rate of 10% per annum and matures on December 1, 2025. On February 24, 2025 Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. The note balance at June 30, 2025 was approximately $490,000 with Paseco ApS and Laksya Ventures Inc. each holding $245,000.

On November 1, 2024, Renovaro Cube entered into an agreement with Yalla Yalla Limited, an investor to issue a Promissory Note for the amount of approximately €225,000. The note bears an interest rate of 10% per annum and matured on February 24, 2025. The note balance at June 30, 2025 was approximately $238,000.

On September 16, 2024, the Company entered into an agreement with RS Bio ApS, a Danish entity controlled by a shareholder (“RS Bio”), to issue a Promissory Note for the principal amount of $100,000 (the “September 2024 Note”). The Company received $100,000 in gross proceeds. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. The note balance at June 30, 2025 was $100,000.

On September 6, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue a Promissory Note for the principal amount of €50,000. The note bears an interest rate of 12% per annum and matures on September 9, 2025. On February 24, 2025 Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. The note balance at June 30, 2025 was approximately $59,000 with Paseco ApS and Laksya Ventures Inc. each holding approximately $30,000 (see Note 8 to the Financial Statements).

On February 5, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263 (the “February 2024 Note”). The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. The note balance, net of discount at June 30, 2025 was $105,263.

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315. The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. The note balance, net of discount at June 30, 2025 was $526,315.

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000. The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the note. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. The note balance, net of discount at June 30, 2025 was $750,000.

Promissory Note — On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Promissory Note”) to Paseco ApS. There have been eight amendments to the Promissory Note since the issuance date, the most recent of which is dated August 1, 2024. The principal amount of the Promissory Note, as amended, was payable on November 1, 2024 (the “Maturity Date”). The Promissory Note, as amended, bears interest at a fixed rate of 12% per annum. On February 24, 2025 Paseco ApS assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. The Promissory Note balance at June 30, 2025 is $831,497.

The Company’s obligations under the referenced Promissory and Bridge Notes, except for those originally entered into by Renovaro Cube, are secured by a Security Agreement. To secure the Company’s obligations under the Promissory Note, the Company entered into a Security Agreement with the Holder, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) for the benefit of Paseco ApS, Rene Sindlev and Laksya Ventures. Upon an Event of Default (as defined in the notes, respectively) Paseco ApS, Rene Sindlev and Laksya Ventures may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease, or dispose of the Collateral (see Note 8 to the Financial Statements).

Finance Agreement —

On November 30, 2024, the Company entered into a premium finance agreement (the “Agreement”) related to insurance, which resulted in the recognition of a liability and prepaid expense with a principal amount of $1,018,930 at 7.50% interest per annum, which is reflected on the consolidated balance sheet under “other current liabilities” and “prepaid assets and other assets”, respectively. The repayment of the Agreement will be made in nine equal monthly installments of $93,401 after a down payment of $204,000. For the years ended June 30, 2025 and 2024 the Company made payments of $971,231 and $870,073, respectively. The remaining balance at June 30, 2025 is $271,643; the amount is reflected in other current liabilities. For the years ended June 30, 2025 and 2024 the Company recorded total interest expense in the amount of $24,555 and $20,128 related to the Agreement. This amount is reflected in other income and expenses.

Total interest expense recorded for the years ended June 30, 2025 and 2024, was $725,684 and $1,011,322 respectively.

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

As of June 30, 2025 and 2024, the Company had net operating loss carryforwards of approximately $541,603,425 and $489,177,759 respectively, giving rise to deferred tax assets of $76,296,814 and $144,191,530, respectively. The net operating loss carryforwards generated prior to January 1, 2018 expire over various dates from 2031 to 2038. All subsequent net operating loss carryforwards are indefinite.

The Company files Danish and U.S. income tax returns and these returns are generally no longer subject to tax examinations for years prior to 2021 for the Danish tax returns and 2022 for the U.S. tax returns.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax assets (liabilities) at June 30, 2025 and 2024:

	June 30
	2025	2024
Depreciation	$(24,619)	$8,258
Excess of tax over book depreciation of patents	—	8,415
Stock/options compensation	463,099	6,672,252
Depreciation and amortization	—	188,422
Net operating loss carryforwards	76,296,814	148,832,041
Impairment expense	—	16,188,497
Contingent consideration fair value	—	(909,577)
Amortization	1,961,747	—
Section 174 R&E Capitalization	3,292,075	—
ROU Assets and Lease Liabilities	14,227	—
Section 481(a) Adjustment	(40,895)	—
R&D Tax Credits	1,718,415	—
Change in tax rate	—	—
Valuation allowance	(83,680,863)	(170,988,308)
Total Deferred Tax Assets (Liabilities)	$—	$—

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

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows for the years ended June 30, 2025 and 2024:

	Years ended June 30,
	2025	2024

Computed tax at expected statutory rate	$(951,542)	$(24,066,011)
Non-US income taxed at different rates	—	—
Non-deductible expenses / other items	(2,046,364)	—
Valuation allowance	2,999,380	24,066,011
Income Tax Expense (Benefit)	$1,474	$—

The components of income tax expense (benefit) from continuing operations for the years ended June 30, 2025 and 2024 consisted of the following:

	Years ended June 30,
	2025	2024
Current Income Tax Expense
Federal income tax (benefit)	—	—
State income tax (benefit)	1,474	—
Foreign income tax (benefit)	$—	$—
Total Current Tax Expense (Benefit)	$1,474	$—

Deferred Income Tax Expense Federal income tax (benefit)	101,609,457	165,458,980
State income tax (benefit)	(14,302,006)	5,529,328
Foreign income tax (benefit)	—	—
Change in valuation allowance	(87,307,451)	(170,988,308)
Total Deferred Tax Expense	—	—

Total Tax Expense	1,474	—

Deferred income tax expense (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 10 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share, 1,000,000 of which have been designated as Series A Convertible Preferred Stock. At June 30, 2025 and 2024, there were zero shares of Preferred Stock issued and outstanding.

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

Common Stock — The Company has 350,000,000 authorized shares of Common Stock, par value $0.0001 per share. At June 30, 2025 and 2024, there were 177,392,907 and 158,452,644 shares issued and outstanding, respectively.

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

During the years ended June 30, 2025 and June 30, 2024 no shares of Common Stock to Lincoln Park were sold under the Purchase Agreement.

Common Stock Issuances

On April 8, 2025, the Company issued 15,000,000 shares of Common Stock valued at $6,058,500 (see Note 13) pursuant to the Stock Purchase Agreement of Biosymetrics, Inc.

On January 21, 2025, the Company issued 250,000 shares of Common Stock to its Chief Executive Officer of Renovaro Cube valued at $177,500.

On October 17, 2024, the Company issued 160,000 shares of Common Stock for consulting services valued at $119,400.

On October 14, 2024, the Company issued 500,000 shares of Common Stock for consulting services valued at $275,000.

On October 14, 2024, the Company issued 250,000 shares of Common Stock to its Chief Executive Officer valued at $137,750.

On August 23, 2024, Avram Miller, a former member of the Company’s board of directors (the “Board of Directors”), forfeited 833,333 shares of Common Stock from the original 1,000,000 shares of Common Stock for advisory services originally granted to him on October 11, 2023. As consideration for such forfeiture, the Company granted to Mr. Miller, an option to purchase 978,261 shares of Common Stock of the Company with a per-share exercise price of $0.69. The Company determined that this transaction represented a modification of the original award. The Company measured the fair value of the options issued as compared to the fair value of the original issuance and determined that there was no incremental compensation to recognize as the fair value of the options was less than the fair value of the Common Stock. Therefore, the Company will recognize the remaining fair value of the original award over the remaining vesting period, which is one year. The Company recognized stock-based compensation expense of $1,159,470 related to the vesting of the stocks options during the year ended June 30, 2025. At June 30, 2025, the Company had $185,373 of unrecognized compensation cost related to the options which vest at August 23, 2025.

On August 1, 2024, the Company issued 2,000,000 shares of Common Stock for consulting services valued at $1,400,000.

On June 14, 2024, Lunai a Delaware corporation (the “Company”) closed a private placement of 5,315,215 of the Company’s units, each such Unit consisting of (i) one share of the Company’s common stock, $0.0001 par value per share and (ii) one common stock purchase warrant to purchase one-tenth of a share of Common Stock, with certain investors (the “Private Placement”). The Warrants are exercisable for five years from the date of issuance and have an exercise price of $1.4726 and $1.4765 per share, payable in cash.

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

Related to the June 14, 2024 Private Placement, ranging from July 3, 2024, to October 10, 2024, the Company sold 1,613,596 Units at a price per Unit equal to $1.4726 to a certain investor who paid in cash an aggregate amount of $2,376,181 in consideration of the Units.

On April 5, 2024, the Company issued 33,760 shares of common stock for consulting services valued at $94,190.

On February 20, 2024, 2,953,700 warrants outstanding were exercised at prices ranging from $0.53 to $0.65 per share and the aggregate $1,750,000 of a promissory note held by the holder was applied to the exercise price of the warrants.

On February 20, 2024, 471,699 warrants outstanding were exercised at $0.53 per share valued at $250,000. A promissory note held by the holder was applied to the exercise price of the warrants in lieu of cash proceeds.

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

On February 13, 2024, the Company issued 70,834,183 shares of Common Stock valued at $136,001,631 (see Note 13) pursuant to the Stock Purchase Agreement of Renovaro Cube.

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

Between July 28, 2023, and September 28, 2023, the Company issued 2,000,000 shares of Common Stock for consulting services valued at $4,470,000.

2017 Warrants

On July 14, 2022, certain of our warrant holders exercised warrants to purchase 1,250,000 shares of Common Stock for total proceeds to the Company of $1,625,000, with corresponding earn-out distribution of the same number of shares in connection with the acquisition of Renovaro Biosciences. This non-cash earn-out distribution impacted stockholders’ equity in the amount of $2,762,500 based on the share price on July 14, 2022 of $2.21. The Company recorded a loss on extinguishment of contingent consideration liability of $419,182 during the year ended June 30, 2024 which reflected the difference between the fair value of the shares and the contingent consideration liability at the time of extinguishment. As of June 30, 2023, all outstanding warrants as of the date of acquisition of Renovaro Biosciences (the “2017 Warrants”) were exercised and there is no further contingent consideration liability related to the 2017 Warrants remaining as of June 30, 2025.

Acquisition of Renovaro Biopharma / Contingently issuable shares

On February 16, 2018, the acquisition of Renovaro Biosciences was completed. As part of the acquisition, the stockholders of Renovaro Biosciences received (i) 18,081,962 shares of Common Stock, and (ii) the right to receive Contingent Shares of Common Stock pro rata upon the exercise or conversion of warrants, which were outstanding at closing. As of June 30, 2025, no further Contingent Shares are issuable.

Acquisition of Renovaro Denmark

At June 30, 2025 and 2024, the Company maintained a reserve of 17,414 Escrow Shares, all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Renovaro Denmark held by non-consenting shareholders of Renovaro Denmark on both June 30, 2025 and 2024, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of Renovaro Denmark. There have been 167,639 shares of Common Stock issued to non-consenting shareholders of Renovaro Denmark as of June 30, 2025. During the years ended June 30, 2025 and 2024, the Company did not issue any shares of Common Stock to such non-consenting shareholders of Renovaro Denmark.

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. In the year ended June 30, 2025, the weighted-average assumptions used to estimate the grant date fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Lunai Bioworks Inc.
Expected term (in years)	5.5
Volatility	109.45% – 118.99%
Risk free interest rate	3.86%- 4.40%
Dividend yield	0%

The Company recognized stock-based compensation expense related to all equity instruments of $3,313,291 and $4,673,129 for the years ended June 30, 2025 and 2024, respectively. At June 30, 2025, the Company had approximately $1,009,277 of unrecognized compensation cost related to non-vested options.

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

 The Company granted options to purchase 1,000,000 shares of Common Stock to employees with a five-year vesting period during the year end June 30, 2025 under the 2019 and 2023 Plan. For the year ended June 30, 2024, the Company granted options to purchase zero shares of Common Stock to employees with a five-year vesting period under the 2019 and 2023 Plan.

 The Company granted options to purchase zero shares of Common Stock to employees with a three-year vesting period during the year end June 30, 2025 under the 2019 and 2023 Plan. For the year ended June 30, 2024, the Company granted options to purchase 369,500 shares to employees with a three-year vesting period under the 2019 and 2023 Plan.

 The Company granted options to purchase 1,850,000 shares of Common Stock to employees with a two-year vesting period during the year end June 30, 2025 under the 2019 and 2023 Plan. For the year ended June 30, 2024, the Company granted options to purchase zero shares of Common Stock to employees with a two-year vesting period under the 2019 and 2023 Plan.

During the years ended June 30, 2025 and 2024, the Company granted options to purchase 362,904 and 424,412 shares, respectively, to the Board of Directors and Scientific Advisory Board Members with a one-year vesting period, under the 2019 and 2023 Plan.

During the years ended June 30, 2025 and 2024, the Company granted options to purchase 0 zero and 329,729 shares, respectively, to the Board of Directors and Scientific Advisory Board Members with immediate vesting, under the 2019 and 2023 Plan.

During the years ended June 30, 2025, and 2024, the Company granted options to purchase zero and 10,000 shares, respectively, for consulting services with a one-year vesting period, under the 2019 and 2023 Plan.

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

On August 23, 2024, Avram Miller, a former member of the Company’s board of directors (the “Board of Directors”), forfeited 833,333 shares of Common Stock from the original 1,000,000 shares of Common Stock for advisory services originally granted to him on October 11, 2023. As consideration for such forfeiture, the Company granted to Mr. Miller, an option to purchase 978,261 shares of Common Stock of the Company with a per-share exercise price of $0.69. The Company determined that this transaction represented a modification of the original award. The Company measured the fair value of the options issued as compared to the fair value of the original issuance and determined that there was no incremental compensation to recognize as the fair value of the options was less than the fair value of the Common Stock. Therefore, the Company will recognize the remaining fair value of the original award over the remaining vesting period, which is one year. The Company recognized stock-based compensation expense of $1,159,470 related to the vesting of the stocks options during the year ended June 30, 2025. At June 30, 2025, the Company had $185,373 of unrecognized compensation cost related to the options which vest at August 23, 2025.

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

 To date the Company has granted options under the 2014, 2019 and 2023 Plans (“Plan Options”) to purchase 6,088,250 shares of Common Stock. At June 30, 2025, the Company has 5,093,444 options available to be issued under the 2023 Plan.

A summary of the Plan Options outstanding at June 30, 2025 is presented below:

	Options Outstanding				Options Exercisable
	Exercise Price Ranges	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$0.45–4.50	4,623,614	8.97	$0.75	567,233	8.71	$0.96
	$4.51–6.50	—	—	$—	—	—	$—
	$6.51–12.00	—	—	$—	—	—	$—
Total		4,623,614	8.97	$0.75	567,233	8.71	$0.96

A summary of changes are presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at June 30, 2024	5,527,852	$2.11	7.30	$—
Granted	4,249,665	$0.64
Exercised	—	$—
Forfeited	—	$—
Expired/Canceled	(5,153,903)	$2.12
Outstanding at June 30, 2025	4,623,614	$0.75	8.97	$—
Exercisable at June 30, 2025	567,233	$0.96	8.71	$—

At June 30, 2025, the Company had Plan Options to purchase 567,233 shares of common stock that were exercisable. The total intrinsic value of options exercisable at June 30, 2025, was zero. Intrinsic value is measured using the fair value at the date of exercise (for shares exercised) and at June 30, 2025 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the status of the Common Stock Purchase Warrants outstanding at June 30, 2025, is presented below:

	Warrants Outstanding				Warrants Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
			Remaining	Average		Remaining	Average
	Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
	Price	Outstanding	Life (years)	Price	Exercisable	Life (years)	Price
	$0.53	471,698	2.99		471,698	2.99
	$0.65	741,274	3.09		741,274	3.09
	$1.14	1,189,036	2.73		1,189,036	2.73
	$1.47	642,128	3.96		642,128	3.96
	$1.48	50,740	3.99		50,740	3.99
	$0.50-1.68		3,175,00	0.65	3,175,000	0.65

Total		6,269,876	1.88	$0.91	6,269,876	1.88	$0.91

A summary of the warrant activity is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at June 30, 2024	3,094,876	$1.00	3.48
Granted	3,175,000	$0.82	0.65
Exercised	—	$—	—
Cancelled/Expired	—	$—	—
Outstanding and exercisable at June 30, 2025	6,269,876	$0.91	1.88

At June 30, 2025, the Company had 6,269,876 exercisable Common Stock Purchase Warrants outstanding. The total intrinsic value of warrants exercisable at June 30, 2025, was zero. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) and at June 30, 2025 (for outstanding warrants), less the applicable exercise price.

Restricted Stock Awards (RSA)

The Company recognized stock-based compensation expense related to RSAs of $36,972 for the year ended June 30, 2025. The restricted stock awards are related to a grant of 250,000 shares of restricted stock with a 5-year vesting period made to the Chief Executive Officer of Renovaro Cube with a total value of $177,500. At June 30, 2025, the Company had $140,527 of unrecognized stock-based compensation expense remaining to be amortized.

The Company recognized stock-based compensation expense related to RSAs of $1,415,157 for the year ended June 30, 2024. The restricted stock awards are related to a grant of 1,000,000 shares of restricted stock with a 3-year vesting period made to a former director as consideration for advisory services, with a total value of $2,760,000.

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

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. The Company paid zero under the HBV License Agreement in years ended June 30, 2025, and 2024. The Company has filed a claim against the Licensors, which includes certain payments it made related to this license (see Contingencies sub-section below).

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

Shares held for non-consenting shareholders – The 17,414 remaining shares of Common Stock related to the Acquisition of Renovaro Denmark have been reflected as issued and outstanding in the accompanying financial statements. There were zero shares of Common Stock issued to such non-consenting stockholders during the years ended June 30, 2025 and 2024 (see Note 10.)

Service Agreements –The Company maintains employment agreements with certain senior staff in the ordinary course of business.

Contingencies

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the Manici Action”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice. The Chow Action (also referred to as the “Securities Class Action Litigation”) remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company filed a motion to dismiss the amended complaint on March 15, 2024. The Court denied the Company’s motion to dismiss on June 28, 2024. A mediation was held on September 17, 2024, after which the parties signed a stipulation of settlement. The court granted the lead plaintiff’s motion for preliminary approval of the settlement on August 18, 2025.

Federal Derivative Litigation. On September 22, 2022, Samuel E. Koenig filed a shareholder derivative action in the United States District Court for the Central District of California (the “Koenig Matter”). The Koenig Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants, and also names the Company as a nominal defendant. The Koenig Matter alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and also sets out claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 24, 2023, the United States District Court for the Central District of California stayed the Koenig Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On July 14, 2025, the Court stayed the Koenig Matter until October 17, 2025. The defendants have not yet responded to the complaint.

On January 19, 2023, John Solak filed a shareholder derivative action in the United States District Court for the District of Delaware (the “Solak Matter”). The Solak Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants, and also names the Company as a nominal defendant. The Solak Matter alleges violations of Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder, and also sets out claims for breach of fiduciary duty and contribution and indemnification. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On April 6, 2023, the United States District Court for the District of Delaware stayed the Solak Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On July 29, 2025, the court stayed the Solak Matter for 90 days. The defendants have not yet responded to the complaint.

The Company intends to contest these matters but expresses no opinion as to the likelihood of favorable outcomes. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County (the “Midler Matter”). The Midler Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The Midler Matter also names the Company as a nominal defendant. The Midler Matter sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On July 31, 2025, the court stayed the Midler Matter for 120 days. The defendants have not yet responded to the complaint. The Company intends to contest this matter but expresses no opinion as to the likelihood of a favorable outcome. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

On October 21, 2022, the Company filed a Complaint in the Superior Court of the State of California for the County of Los Angeles against Serhat Gümrükcü (“Gumrukcu”), William Anderson Wittekind (“Wittekind”), G Tech Bio, SG & AW Holdings, LLC, and SRI (collectively, the “Defendants”). The Complaint alleges that the Defendants engaged in a “concerted, deliberate scheme to alter, falsify, and misrepresent to the Company the results of multiple studies supporting its Hepatitis B and SARS-CoV-2/influenza pipelines.” Specifically, “Defendants manipulated negative results to reflect positive outcomes from various studies, and even fabricated studies out of whole cloth.” As a result of the Defendants’ conduct, the Company claims that it “paid approximately $25 million to Defendants and third-parties that it would not otherwise have paid.” On April 21, 2023, defendants Wittekind, G Tech, SG & AW Holdings, LLC, and SRI filed a demurrer with respect to some, but not all, of the Company’s claims, as well as a motion to strike. On September 6, 2023, the court denied in part and granted in part the pending motions.

On December 4, 2023, the Defendants answered the Company’s First Amended Complaint and G Tech and SRI filed a Cross-Complaint. In the Cross-Complaint, G Tech and SRI seek declaratory and injunctive relief related to certain agreements between G Tech, SRI, and the Company, including, inter alia, a declaration that the Framework Agreement, effective as of November 15, 2019, the Statement of Work & License Agreement, effective as of January 31, 2020, and the Statement of Work and License Agreement for Influenza and Coronavirus Indications, effective as of April 18, 2021, have been terminated and the Company has no rights to any license under such agreements. Trial was scheduled to begin on March 3, 2025. On November 14, 2024, the court vacated the March 3, 2025, trial date and set a trial setting conference for May 1, 2025. At the May 1, 2025, trial setting conference, the court reset the trial to begin on November 30, 2026. Discovery remains ongoing. The Company denies the allegations in Defendants’ cross claims and intends to vigorously defend against them while pursuing its claims against the Defendants.

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

On June 21, 2024, the Company filed suit against Weird Science, Gumrukcu, Wittekind, and certain trusts in connection with the February 16, 2018 merger involving the Company and two companies closely associated with Gumrukcu. In the complaint, the Company alleges that Gümrükcüand others deliberately and fraudulently concealed a murder-for-hire scheme from the Company in order to induce the Company to enter into the merger agreement, which resulted in the defendants receiving shares and compensation. The Company asserts claims for fraudulent concealment, equitable fraud, unjust enrichment, and civil conspiracy and seeks, inter alia, equitable relief, including, but not limited to, return to the Company any shares received in connection with the merger, and damages. On October 1, 2024, the defendants moved to dismiss the complaint. A hearing took place on June 25, 2025 and the Court took defendants’ motion under advisement.

Lunai commenced an action against Predictive Oncology, Inc. (“POAI”) in the Delaware Court of Chancery claiming that POAI breached a “definitive” January 2025 Letter Agreement pursuant to which Lunai was going to acquire POAI. As a result of its breach, POAI made that acquisition impossible and dramatically devalued the share price of stock Lunai had already acquired as well as the value of the company it was contractually entitled to acquire. Lunai sought specific performance or, in the alternative, money damages. The parties have exchanged paper discovery and noticed depositions. The action has been held in abeyance while the parties attempt to negotiate a settlement.

NOTE 12 — RELATED PARTY TRANSACTIONS

As of June 30, 2025, the Company has accrued $384,949 of compensation related expenses for the Company’s former Chief Executive Officer, Mark Dybul, related to budget constraints.

On August 23, 2024, Avram Miller, a former member of the Company’s board of directors (the “Board of Directors”), forfeited 833,333 shares of Common Stock from the original 1,000,000 shares of Common Stock for advisory services originally granted to him on October 11, 2023. As consideration for such forfeiture, the Company granted to Mr. Miller, an option to purchase 978,261 shares of Common Stock of the Company with a per-share exercise price of $0.69. The Company determined that this transaction represented a modification of the original award. The Company measured the fair value of the options issued as compared to the fair value of the original issuance and determined that there was no incremental compensation to recognize as the fair value of the options was less than the fair value of the Common Stock. Therefore, the Company will recognize the remaining fair value of the original award over the remaining vesting period, which is one year. The Company recognized stock-based compensation expense of $1,159,470 related to the vesting of the stocks options during the year ended June 30, 2025. At June 30, 2025, the Company had $185,373 of unrecognized compensation cost related to the options which vest at August 23, 2025.

NOTE 13 — ACQUISITIONS

BioSymetrics Inc. Acquisition:

On February 26, 2025, Lunai Bioworks Inc., a Delaware corporation (“Lunai”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renovaro Acquisition Sub, a Delaware corporation and wholly owned subsidiary of Lunai (“Merger Sub”), and Biosymetrics, Inc., a Delaware corporation (“Biosymetrics”), pursuant to which Lunai agreed to acquire Biosymetrics pursuant to the merger of Merger Sub with and into Biosymetrics, with Biosymetrics as the surviving corporation and a wholly owned subsidiary of Lunai (the “Transaction”). On April 8, 2025, Lunai consummated the Transaction and issued 15.0 million shares of Lunai’s common stock, par value $0.0001 per share (the “Shares”), to the former stockholders of Biosymetrics in accordance with the terms of the Merger Agreement.

        The offer and sale of the Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from registration requirements thereunder provided by Section 4(a)(2) thereof. Lunai relied in part upon representations contained in the Merger Agreement that all those receiving Shares in connection with the Transaction are “accredited investors” as defined in Rule 501(a) under the Securities Act.

The transaction was accounted for in accordance with ASC 805-10 - Business Combinations. The assets acquired and liabilities assumed are initially recognized in the accompanying consolidated balance sheets at their estimated fair values as of the acquisition date. The fair values as of the acquisition date are based on information that existed as of the acquisition date.

The acquisition-date fair value of the consideration transferred totaled approximately $6 million, which consisted of the following:

Common stock	$6,058,500
Total consideration transferred	$6,058,500

The fair value of the Company’s common shares issued as consideration was based on the closing price of the Company’s common stock as of the Acquisition Date.

The following table details the fair values of the assets acquired and liabilities assumed at the acquisition date:

Cash	$(3,822)
Prepaid & Other Assets	17,405
Fixed Assets	13,365
Total Assets Acquired:	26,948

Accounts Payable	975
Accrued Expenses	7,594
Other Current Liabilities	73,879
Total Liabilities Assumed	82,448
Net Assets Acquired	(55,500)
Software	143,000
Trade Name	8,000
Goodwill	5,963,000
Total Consideration	$6,058,500

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of BioSymetrics. None of the goodwill is expected to be deductible for income tax purposes.

The fair values of the acquired tangible and intangible assets were determined using variations of the income approach. The income approach valuation methodology used for the intangible assets acquired makes use of Level 3 inputs.

Consolidated unaudited pro forma information:

The following consolidated pro forma information assumes that the acquisition of BioSymetrics Inc. took place on July 1, 2024 for the statement of operations for the twelve-month period ended June 30, 2025. These amounts have been estimated after applying the Company’s accounting policies:

Revenues	$663,660
Net loss	$(179,698,700)

The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

GEDi Cube Intl Ltd. Acquisition:

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

The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of GEDi. None of the goodwill is expected to be deductible for income tax purposes.

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

Consolidated unaudited pro forma information:

The following consolidated pro forma information assumes that the acquisition of GEDi took place on July 1, 2023 for the statement of operations for the twelve-month period ended June 30, 2024. These amounts have been estimated after applying the Company’s accounting policies:

Revenues	$—
Net loss	$(83,571,822)

The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

NOTE 14 — SEGMENT REPORTING

For the year ended June 30, 2025, the Company had three reportable segments. These segments have different strategic and economic goals and are managed separately because they require different technology and marketing strategies.

Reportable Segment	Description
RENB	Developing new immunotherapies to combat cancer
BioSymetrics	Integrating multimodal data sources, including genomics, imaging, electronic health records, and other real-world evidence, to advance biomarker discovery, therapeutic development, and precision medicine.
RENC	Developing a predicative artificial intelligence based diagnostic methodology for the use of earlier cancer detection

The Company’s chief executive officer is the chief operating decision maker and reviews the internal management reports for each segment at least quarterly. During the year ended June 30, 2025, there were no significant inter-company revenues or expenses. The chief operating decision maker assesses performance for each segment and decides how to allocate resources based on segment operating losses that also is reported on the consolidated statement of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

	Operating loss	Assets
United States (RENB)	$15,530,056	$1,907,647
United States (BioSymetrics)	237,880	6,109,643
Netherlands (RENC)	173,198,066	213,550
	$188,966,002	$8,230,840

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

Information regarding each reportable segment for the year ended June 30, 2025 is as follows:

	RENB	BioSymetrics	RENC	Total
General and administrative	$14,904,855	$211,401	$2,763,794	$17,880,050
Research and development	502,896	26,029	8,503	537,428
Goodwill impairment	—	—	170,419,429	170,419,429
Depreciation and amortization	122,305	450	6,340	129,095

Segment operating loss	$15,530,056	$237,880	$173,198,066	188,966,002

Geographic information:

RENB, BioSymetrics and RENC are managed on a worldwide basis but operate in offices located in the United States and the Netherlands, respectively. The geographic information analyses the Company’s operations and assets based on the country in which each segment operates. In presenting this geographic information, segment operating results have been based on the geographic location in which the services were provided to the segment and segment assets were based on the geographic location of the assets.

NOTE 15 — SUBSEQUENT EVENTS

On September 18, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), either issued and outstanding or held by the Company as treasury stock, effective as of 12:01 a.m. (New York time) on September 29, 2025 (the “Reverse Stock Split”). The Common Stock will begin trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market on September 30, 2025.

On September 18, 2025, the Company entered into the First Amendment to Convertible Promissory Note whereby the January 2024 Note (see Note 8 to the Financial Statements) that matured on December 29, 2024, was amended extending the Maturity Date in the second paragraph of the Note from December 29, 2024 to December 29, 2025. Accordingly, the Note unless otherwise amended, replaced, or otherwise altered by this First Amendment, any and all terms contained in the Note continue in full force and effect.

On September 2, 2025, the Court of Amsterdam (the “Court”) declared bankrupt Gedi Cube B.V. (“Gedi”), an indirect subsidiary of Lunai Bioworks, Inc. (“Lunai”), and appointed Mr. M.M. Dellebeke as the receiver in the bankruptcy. Gedi filed a voluntary petition seeking a declaration of bankruptcy due to its inability to make payments as they became due. As a result of this, the Company determined that a material impairment of Gedi had occurred (see Note 6 to the financial statements).

On August 18, 2025, the Company issued Promissory Notes in the aggregate principal amount of $1,000,000. The Notes bear an interest rate of 18% per annum and mature on the 6-month anniversary of the Issue Date., (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date.

From July 3, 2025, to August 19, 2025, the Company issued Promissory Notes in the aggregate principal amount of $695,000. The Notes bear an interest rate of 10% per annum and mature on June 30, 2026, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date.

On July 7, 2025, Lunai Bioworks Inc. (“Lunai”) entered into an Exchange Agreement (the “Exchange Agreement”) with certain accredited investors (the “Investors”), all of whom are existing shareholders of the Company. Pursuant to the Exchange Agreement, the Investors agreed to exchange an aggregate of $9.7 million in outstanding secured promissory notes (the “Secured Notes”) for $16.1 million in new convertible promissory notes (the “Convertible Notes”), representing a 65% premium to the principal and interest amount of the Secured Notes. The Convertible Notes mature on July 31, 2025, and do not bear any interest. The exchange was completed to restructure the Company’s debt obligations and provide additional flexibility to support strategic initiatives.

Immediately following the issuance of the Convertible Noes on July 7, 2025, the Investors elected to convert the entire $16.1million principal amount into an aggregate of 53.6 million shares of common stock (the “Conversion Shares”), based on the stated $0.30 per share conversion price. The $0.30 per share conversion price of the Convertible Notes represented a premium to the closing price of the Company’s common stock on July 7, 2025, the date of execution and conversion. As a result, the issuance of the 53.6 million shares of common stock upon conversion of the Convertible Notes did not constitute a “below market” issuance under applicable Nasdaq listing rules and did not trigger stockholder approval requirements under Nasdaq Listing Rule 5635(d). The shares were issued without any additional consideration from the Investors.

As a result of the foregoing transactions, the Company (i) eliminated $9.7 million of secured indebtedness, (ii) issued $16.1 million in Convertible Notes to the same holders, and (iii) issued 53.6 million shares of common stock upon full conversion of such Convertible Notes without any cash proceeds to the Company.

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

The Certifying Officers conducted a review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO-2013”) to conduct a review of the Company’s internal controls over financial reporting. As of June 30, 2025, Management concluded that internal controls over financial reporting were not effective, based on COSO’s framework. The deficiency is attributed to the Company not having adequate resources to address complex accounting matters. This control deficiency will be monitored, and attention will be given to this matter as the Company grows.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference
2.1	Agreement and Plan of Merger, dated February 26, 2025, by and among Renovaro, Inc., Renovaro Acquisition Sub and Biosymetrics, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 28, 2025.

2.2	Second Amendment to Stock Purchase Agreement, dated February 13, 2024, by and among LUNAI BIOWORKS INC.., GEDi Cube Intl Ltd., the sellers party thereto and Yalla Yalla Ltd	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 14, 2024

3.1	Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on February 14, 2024

3.2	Amended and Restated Bylaws	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2024.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Renovaro Inc., dated August 18, 2025 (Name Change).	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on August 26, 2025.

4.1	Registration Rights Agreement, dated February 13, 2024, by and among Lunai Bioworks Inc. Gedi Cube Intl Ltd, and the shareholders of Gedi Cube Intl Ltd named the Sellers named thereto	Incorporated herein by reference to exhibit to the Company’s Form 8-K filed with the SEC on February 14, 2024

4.2	Promissory Note dated March 30, 2020 issued to Paseco ApS	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 31, 2020.

4.3	Amendment No.2 to Promissory Note, dated May 17, 2022	Incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-K filed with the SEC on February 27, 2023.

4.4	Amendment No.3 to Promissory Note, effective December 30, 2022	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 23, 2023.

4.5	Amendment No. 4 to Promissory Note, effective July 31, 2023	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 7, 2023

4.6	Description of Securities	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-K filed with the SEC on September 30, 2020.

4.7	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on April 3, 2023

4.8	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 7, 2023

4.9	Form of Warrant	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 21, 2024

4.10	Form of 5% Original Issue Discount Convertible Promissory Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 10, 2023

4.11	Form of Convertible Note	Incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on July 9, 2024

10.1	2019 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020.

10.2	2023 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K/A filed with the SEC on October 30, 2023

10.3	Statement of Work and License Agreement by and among G-Tech Bio, LLC, the Company and G Health Research Foundation	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 3, 2020.

10.4	Note Purchase Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 31, 2020.

10.5	General Office Lease by and between the Registrant and Century City Medical Plaza Land Co., Inc. dated June 19, 2018	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2018.

10.6	Employment Agreement, dated August 11, 2021, by and between the Company and Dr. Mark Dybul	Incorporated herein by reference to Exhibit to 10.1 the Company’s Current Report on Form 8-K/A, filed with the SEC on August 16, 2021.

10.7	Amendment to Employment Agreement between Mark Dybul, M.D. and the Company, dated December 12, 2022	Incorporated herein by reference to Exhibit to 10.1 the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2022.

10.10	Security Agreement, effective December 30, 2022, by and between the Company and Paseco ApS	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 23, 2023.

10.11	Purchase Agreement, dated June 20, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 27, 2023

10.12	Registration Rights Agreement, dated June 20, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 27, 2023

10.13	Consulting Agreement, dated March 11, 2024, by and between Lunai Bioworks Inc. and Tarsh PB Advisors LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 13, 2024

10.14	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 7, 2023

10.15	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 10, 2023

10.16	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 21, 2024

10.17	Form of Exchange Agreement	Incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on July 9, 2024

21.1*	Subsidiaries of the Registrant	Incorporated Incorporated herein by reference to as Exhibit 21.1 to the Company’s Form 10-K filed with the SEC on September 29, 2025

23.1*	Consent of Sadler, Gibb & Associates

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

97.1	Clawback Policy	Incorporated herein by reference to as Exhibit 97.1 to the Company’s Form 10-K filed with the SEC on October 10, 2024

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Provided herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2025	LUNAI BIOWORKS INC.

	By:	/s/ David Weinstein
David Weinstein
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nathen Fuentes
Nathen Fuentes
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Weinstein	Chief Executive Officer	September 29, 2025
David Weinstein	(Principal Executive Officer)

/s/ Nathen Fuentes	Chief Financial Officer	September 29, 2025
Nathen Fuentes	(Principal Financial and Accounting Officer)

/s/ Douglas W. Calder	Director	September 29, 2025
Douglas W. Calder

/s/ James A. McNulty	Director	September 29, 2025
James A. McNulty

/s/ Mark Collins, PhD.	Director	September 29, 2025
Mark Collins, PhD.