Form 10-Q
period 2025-09-30
Lunai Bioworks Inc.
filed 2025-11-14
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-38758

Lunai Bioworks Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-2259340
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3400 Cottage Way, Suite G2 #32562 Sacramento, CA	95825
(Address of principal executive offices)	(Zip Code)

+1(424) 222-9301

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	LNAI	The Nasdaq Stock Market LLC

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

As of November 10, 2025, the number of shares of the registrant’s Common Stock outstanding was 23,432,391.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:		1

Item 1.	Financial Statements (Unaudited):	1

	Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and June 30, 2025	2

	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2025, and 2024 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2025, and Loss for the Three Months Ended 2024 (Unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the Three Months Ended September 30, 2025, and 2024 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2025, and 2024 (Unaudited)	6

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION:		35

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Mine Safety Disclosures	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

Signatures		40

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

The results for the period ended September 30, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2025, filed with the Securities and Exchange Commission on September 29, 2025.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$624,808	$92,700
Investment in equity securities	—	387,851
Prepaids and other assets	175,552	566,081
Total Current Assets	800,360	1,046,632

Property and equipment, net	12,465	367,843

OTHER ASSETS
Definite life intangible assets, net	17,610	14,994
Software platform, net	129,288	143,000
Trademarks, net	6,082	8,000
Goodwill	5,963,000	5,963,000
Deposits and other assets	31,858	—
Operating lease right-of-use assets	—	687,371
Total Other Assets	6,147,838	6,816,365

TOTAL ASSETS	$6,960,663	$8,230,840
LIABILITIES

CURRENT LIABILITIES:
Accounts payable – trade	$12,094,428	$12,555,839
Accrued expenses	4,868,686	5,843,069
Other current liabilities	71,429	378,282
Contingent consideration liability	260,000	630,000
Convertible notes payable	245,000	245,000
Current portion of operating lease liabilities	277,775	313,047
Notes payable, net	1,038,495	3,580,525
Notes payable – related parties, net	866,661	5,610,372
Total Current Liabilities	19,722,474	29,156,134

NON-CURRENT LIABILITIES:
Operating lease liabilities, net of current portion	278,963	424,547
Total Non-Current Liabilities	278,963	424,547
Total Liabilities	20,001,437	29,580,681

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 350,000,000 shares authorized, 23,180,277 shares issued and outstanding at September 30, 2025; 17,739,291 shares issued and outstanding at June 30, 2025	2,318	1,774
Additional paid-in capital	494,728,618	478,296,113
Accumulated deficit	(507,643,549)	(510,462,570)
Accumulated other comprehensive (loss)	(128,161)	10,814,842
Total Stockholders’ Deficit	(13,040,774)	(21,349,841)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,960,663	$8,230,840

See accompanying notes to the unaudited condensed consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2025	2024

Operating Expenses
General and administrative	$2,410,516	$5,301,251
Research and development	24,407	390,189
Goodwill impairment	—	47,614,729
Long-lived asset impairment	831,915	—
Depreciation and amortization	41,522	32,385
Total Operating Expenses	3,308,360	53,338,554

LOSS FROM OPERATIONS	(3,308,360)	(53,338,554)

Other Income (Expense)
Change in fair value of contingent consideration	370,000	9,250,000
Change in fair value of equity securities	156,849	—
Gain on bankruptcy of subsidiary	12,019,227	—
Loss on extinguishment of debt	(6,329,592)	—
Interest expense	(122,400)	(250,080)
Interest income and other income (expense)	33,297	126,598
Total Other Income (Expense)	6,127,381	9,126,518

NET INCOME (LOSS)	$2,819,021	$(44,212,036)

BASIC AND DILUTED INCOME (LOSS PER SHARE)	$0.13	$(2.76)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING – BASIC AND DILUTED	22,520,245	15,999,337

See accompanying notes to the unaudited condensed consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	September 30,
	2025	2024

Net Income (Loss)	$2,819,021	$(44,212,036)
Other Comprehensive Income (Loss)

Foreign Currency Translation, net of taxes	(10,943,003)	6,468,061

Comprehensive Loss	$(8,123,982)	$(37,743,975)

See accompanying notes to the unaudited condensed consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	# of Common Shares	Common Shares Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
June 30, 2024	15,845,264	1,585	464,601,486	(332,455,081)	(170,846)	131,977,144
Issuance of common stock under private placement offering	142,346	14	2,096,166	—	—	2,096,181
Restricted shares issued for services rendered	200,000	200	1,399,980	—	—	1,400,000
Forfeited shares of common stock	(83,333)	(8)	8	—	—	—
Stock-based compensation	—	—	357,648	—	—	357,648
Net loss	—	—	—	(44,212,036)	—	(44,212,036)
Foreign currency translation adjustment	—	—	—	—	6,468,061	6,468,061
September 30, 2024	16,104,277	$1,610	$468,455,289	$(376,667,117)	$6,297,215	$98,086,998

June 30, 2025	17,739,291	1,774	$478,296,114	(510,462,570)	10,814,842	(21,349,841)
Issuance of common stock pursuant to conversion of convertible notes	5,355,809	536	16,066,892	—	—	16,067,427
Issuance of common stock pursuant to settlement of accounts payable	85,147	9	184,300	—	—	184,308
Stock-based compensation	—	—	181,312	—	—	181,312
Shares added for fractional shares pursuant to reverse stock split	30	—	—	—	—	—
Net income	—	—	—	2,819,021	—	2,819,021
Foreign currency translation adjustment	—	—	—	—	(10,943,003)	(10,943,003)
September 30, 2025	23,180,277	$2,318	$494,728,618	$(507,643,549)	$(128,161)	$(13,040,774)

See accompanying notes to the unaudited condensed consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,819,021	$(44,212,036)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	41,522	32,385
Loss on extinguishment of debt	6,329,593	—
Change in value of contingent consideration	(370,000)	(9,250,000)
Change in value of equity securities	(156,849)
Stock-based compensation expense	181,312	357,648
Gain on bankruptcy of subsidiary	(12,019,227)	1,400,000
Long-lived asset impairment	831,915	47,614,729
Gain on settlement of accounts payable	(22,324)	—
Amortization of debt issuance cost	18,495	—
Amortization of discount of notes payable	—	23,718
Changes in assets and liabilities:
Other receivables	(6,407)	(195,961)
Prepaid expenses/deposits	269,264	183,701
Accounts payable	532,206	1,953,539
Accrued expenses	205,738	46,891
Other current liabilities	—	31,325
Operating leases, net	(3,369)	(2,269)
NET CASH USED IN OPERATING ACTIVITIES	(1,349,110)	(2,016,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of equitable securities	544,700	—
NET CASH USED IN INVESTING ACTIVITIES	544,700	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of finance agreement	(271,643)	(223,945)
Proceeds from private placement	—	2,096,181
Proceeds from notes payable	1,615,000	156,947
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,343,357	2,029,183

Effect of exchange rates on cash	(6,839)	(12,751)

NET CHANGE IN CASH	532,108	104

CASH, BEGINNING OF PERIOD	92,700	220,467

CASH, END OF PERIOD	$624,808	$220,571

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,559	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Debt discount related to convertible promissory notes	$—	$24,954
Cancellation of restricted stock awards	$36,973	$83
Cancellation of stock options	$127,032	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – On August 20, 2025, the Company changed its corporate name from Renovaro Inc. to Lunai Bioworks Inc. (“Lunai”). On April 8, 2025, Lunai Bioworks Inc. acquired BioSymetrics, Inc. and its subsidiary (“BioSymetrics, Corp.”), as a wholly owned subsidiary pursuant to a stock purchase agreement. On February 13, 2024, the Company changed its corporate name from Renovaro Biosciences Inc. to Renovaro Inc. (“Renovaro”, and together with its subsidiaries, the “Company”, “we” or “us”) and acquired GEDi Cube Intl Ltd and its subsidiaries GediCube B.V. and Grace Systems B.V. (“Renovaro Cube”), as a wholly owned subsidiary pursuant to a stock purchase agreement. On September 2, 2025, the Court of Amsterdam declared bankrupt Gedi Cube B.V. In August 2023, the Company changed its corporate name from Enochian Biosciences Inc. to Renovaro Biosciences Inc. The Company is an AI-driven platform for precision medicine, diagnostics, and biodefense. Its proprietary technologies transform complex biomedical data into predictive insights, enabling faster discovery, greater accuracy, and strategic partnerships across the life sciences and government sectors.

Basis of Presentation – The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2025, and 2024 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2025 audited financial statements. The results of operations for the period ended September 30, 2025 are not necessarily indicative of the operating results for the full year.

Consolidation – For the three months ended September 30, 2025, and 2024, the condensed consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

Bankruptcy - The Company accounts for bankruptcy under ASC 810, Consolidation. On September 2, 2025, the Court of Amsterdam declared bankrupt Gedi Cube B.V. (“Gedi”), an indirect subsidiary of Lunai Bioworks, Inc. As of September 30, 2025 the Company deconsolidated Gedi Cube B.V., derecognizing its net liabilities and releasing the cumulative translation adjustment balance to earnings. The bankruptcy resulted in a gain of $12,019,227 during the three months ended September 30, 2025.

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

Loss Per Share –Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised and shares issuable upon conversion of convertible common stock and convertible notes. The Company had 1,244,888 and 1,729,342 potential shares of Common Stock excluded from the Diluted EPS calculation as of September 30, 2025, and 2024, respectively.

Functional Currency & Foreign Currency Translation – The functional currency of Renovaro Denmark is the Danish Kroner (“DKK”) and the functional currency of Renovaro Cube is the Euro (“EUR”) and the functional currency of BioSymetrics Corp. is Canadian Dollar (“CAD”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended September 30, 2025, and 2024. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Investment in Equity Securities – The Company accounts for investments in equity securities in accordance with ASC 321, Investments—Equity Securities. Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in net income or loss. Equity securities without readily determinable fair values are measured at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company evaluates such investments at each reporting period for impairment or other observable transactions that would require adjustment. On February 28, 2025, the Company purchased $500,000 of equity securities. During the period ended September 30, 2025, the Company recorded a change in fair value of equity securities for $156,849 and sold the securities for $544,700. The investment in equity securities balance at September 30, 2025, was zero.

New Accounting Pronouncements Not Yet Adopted - Recent accounting pronouncements issued by the FASB that have not yet been adopted by the Company are not expected to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 — GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. As of September 30, 2025, the Company had cash and cash equivalents of $624,808, an accumulated deficit of $507,643,549 and a working capital deficit of $18,922,114. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has reduced overhead and administrative costs by streamlining the organization to focus around the development, validation, and commercialization of its AI-driven neurology and oncology diagnostics and therapeutic development platform. The Company has tailored its workforce to focus on these activities. In addition, the Company intends to secure additional required funding through equity or debt financing. However, there can be no assurance that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

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

There were no Level 1, 2 or 3 assets, nor any Level 1 or 2 liabilities as of September 30, 2025.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, lease obligations and notes payable approximate their recorded values due to their short-term maturities.

Level 3 liabilities held as of September 30, 2025, consisted of a contingent consideration liability related to the February 13, 2024 acquisition of Renovaro Cube, (the “Acquisition”). As consideration for the Acquisition, the stockholders of Renovaro Cube received (i) 7,083,418 shares of Common Stock, and (ii) the right to receive up to 1,189,954 contingent shares pro rata upon the exercise of convertible notes, options, and warrants, which were outstanding at closing. The contingent consideration liability was recorded at fair value of $20,557,500 at the time of the Acquisition and is subsequently remeasured to fair value at the end of each reporting period. As of September 30, 2025, there were 267,695 contingent shares issuable in connection with the Acquisition.

The fair value of the contingent consideration liability is estimated using a Black-Scholes option-pricing model and a Monte-Carlo option pricing model. The key inputs to the model are all contractual or observable with the exception being volatility, which is computed based on the volatility of the Company’s underlying stock. The key inputs to valuing the contingent consideration liability as of September 30, 2025, were:

Stock Price	$1.42
Exercise Price	$5.30 - $19.20
Volatility	115.5% - 143.3%
Risk Free Rate	3.54% - 3.94%
Expected Dividends	0%
Expected Term (years)	2.45 – 8.13

The following table sets forth the Level 3 liability at September 30, 2025, which is recorded on the consolidated balance sheet at fair value on a recurring basis. As required, this liability is classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2025	—	—	$630,000
Fair value adjustment	—	—	(370,000)
Contingent Consideration Liability at September 30, 2025	—	—	$260,000

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

On April 8, 2025, the Company acquired Biosymetrics, Inc. as a wholly owned subsidiary pursuant to a stock purchase agreement. As part of the acquisition of Biosymetrics, Inc., the Company acquired goodwill valued at $5,963,500, software valued at $143,000 and Trademark valued at $8,000.

At September 30, 2025 and June 30, 2025, definite-life and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2025	Additions	Amortization	Impairment	Translation Adjustment	September 30, 2025
Definite Life Intangible Assets
Software platform	5 Years	$143,000	$—	$(13,712)	$—	$—	$129,288
Trademark	2 Years	$8,000	$—	$(1,918)	$—	$—	$6,082
Patents	20 Years	$313,010	$—	$—	$—	$(1,093)	$311,917
Less Accumulated Amortization		(298,016)	—	(2,659)	—	6,368	(294,307)
Net Definite-Life Intangible Assets		$165,994	$—	$(18,289)	$—	$5,275	$152,980

Goodwill
Goodwill		5,963,000	—	—	—	—	5,963,000
Total Goodwill		$5,963,000	$—	$—	$—	$—	$5,963,000

Expected future amortization expense is as follows:

Years ended June 30,
2026	$32,420
2027	32,420
2028	29,380
2029	29,380
Thereafter	29,380
Total	$152,980

NOTE 5 — DEBT

Convertible Notes Payable —

The January 2024 Note — On January 12, 2024, the Company entered into Subscription Agreements with an investor to issue a Convertible Promissory Note for an aggregate principal amount of $125,000 (the “January 2024 Note”). The Company received a total of $125,000 in gross proceeds. The January 2024 Note bears an interest rate of 12% per annum and matured on December 29, 2024. The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the January 2024 Note. The January 2024 Note is convertible either at the option of the holder or automatically upon maturity into shares of the Company’s Common Stock at the Note Conversion Price of $33.80.

On September 18, 2025, the Company entered into the First Amendment to Convertible Promissory Note whereby the January 2024 Note that matured on December 29, 2024, was amended extending the Maturity Date in the second paragraph of the Note from December 29, 2024 to December 29, 2025. Accordingly, the Note unless otherwise amended, replaced, or otherwise altered by this First Amendment, any and all terms contained in the Note continue in full force and effect.

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

The January 2024 Note and December 2023 Notes balance at September 30, 2025, was $245,000.

Notes Payable —

On August 18, 2025, the Company issued Promissory Notes in the aggregate principal amount of $1,000,000 incurring $80,000 of placement costs. The Notes bear an interest rate of 18% per annum and mature on the 6-month anniversary of the Issue Date, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date. These notes balance at September 30, 2025, was $938,495 net amortization placement cost of $18,495.

From July 3, 2025, to August 19, 2025, the Company issued Promissory Notes in the aggregate principal amount of $695,000. The Notes bear an interest rate of 10% per annum and mature on June 30, 2026, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date. These notes balance at September 30, 2025, was $695,000.

On July 7, 2025, Lunai Bioworks Inc. (“Lunai”) entered into an Exchange Agreement (the “Exchange Agreement”) with certain accredited investors (the “Investors”), all of whom are existing shareholders of the Company. Pursuant to the Exchange Agreement, the Investors agreed to exchange an aggregate of $9.7 million in outstanding secured promissory notes (the “Secured Notes”) for $16.1 million in new convertible promissory notes (the “Convertible Notes”), representing a 65% premium to the principal and interest amount of the Secured Notes. The Convertible Notes mature on July 31, 2025, and do not bear any interest. The exchange resulted in a $6,329,592 loss on extinguishment of debt.

Immediately following the issuance of the Convertible Notes on July 7, 2025, the Investors elected to convert the entire $16.1 million principal amount into an aggregate of 5.36 million shares of common stock (the “Conversion Shares”), based on the stated $3.00 per share conversion price. The $3.00 (on a post reverse split basis) per share conversion price of the Convertible Notes represented a premium to the closing price of the Company’s common stock on July 7, 2025, the date of execution and conversion. As a result, the issuance of the 5.36 million shares of common stock upon conversion of the Convertible Notes did not constitute a “below market” issuance under applicable Nasdaq listing rules and did not trigger stockholder approval requirements under Nasdaq Listing Rule 5635(d). The shares were issued without any additional consideration from the Investors.

Bridge Loans — From June 4, 2025 to June 14, 2025, the Company entered into agreements with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”) and Laksya Ventures Inc. to issue Promissory Notes for the principal amount of $1,725,000 to each note holder. The Company received $3,450,000 in gross proceeds. The notes bear an interest rate of 10% per annum and mature on December 31, 2025. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory notes for new convertible promissory notes. The exchange resulted in a $2,262,774 loss on extinguishment of debt. Immediately following the issuance of the convertible notes on July 7, 2025, the investors elected to convert the entire note balance for shares of common stock. The notes balance at September 30, 2025, was zero with Paseco ApS and Laksya Ventures Inc.

From October 21, 2024 to January 24, 2025, the Company entered into agreements with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of $2,650,000. The Company received $2,650,000 in gross proceeds. The notes bear an interest rate of 10% per annum and mature from December 31, 2024 to December 31, 2025. Approximately $700,000 matured on December 31, 2024, $900,000 matured on December 31, 2025 and $1,050,000 matured on January 31, 2025. On February 24, 2025, Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory notes for new convertible promissory notes. The exchange resulted in a $1,821,843 loss on extinguishment of debt. Immediately following the issuance of the convertible notes on July 7, 2025, the investors elected to convert the entire note balance for shares of common stock. The note balance at September 30, 2025, was zero with Paseco ApS and Laksya Ventures Inc.

From November 12, 2024 to December 3, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of €450,000. The note bears an interest rate of 10% per annum and matures on December 1, 2025. On February 24, 2025 Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory notes for new convertible promissory notes. The exchange resulted in a $364,303 loss on extinguishment of debt. Immediately following the issuance of the convertible notes on July 7, 2025, the investors elected to convert the entire note balance for shares of common stock. The note balance at September 30, 2025 was approximately zero with Paseco ApS and Laksya Ventures Inc.

On November 1, 2024, Renovaro Cube entered into an agreement with Yalla Yalla Limited, an investor to issue a Promissory Note for the amount of approximately €225,000. The note bears an interest rate of 10% per annum and matured on February 24, 2025. The note balance at September 30, 2025 was approximately $270,000.

On September 16, 2024, the Company entered into an agreement with RS Bio ApS, a Danish entity controlled by a shareholder (“RS Bio”), to issue a Promissory Note for the principal amount of $100,000 (the “September 2024 Note”). The Company received $100,000 in gross proceeds. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $71,112 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance at September 30, 2025 was zero.

On September 6, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue a Promissory Note for the principal amount of €50,000. The note bears an interest rate of 12% per annum and matures on September 9, 2025. On February 24, 2025 Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $41,319 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance at September 30, 2025 was zero with Paseco ApS and Laksya Ventures Inc.

On February 5, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263 (the “February 2024 Note”). The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $80,343 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance, net of discount at September 30, 2025 was zero.

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315. The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $401,715 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance, net of discount at September 30, 2025 was zero.

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000. The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the note. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $591,198 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance, net of discount at September 30, 2025 was zero.

Promissory Note — On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Promissory Note”) to Paseco ApS. There have been eight amendments to the Promissory Note since the issuance date, the most recent of which is dated August 1, 2024. The principal amount of the Promissory Note, as amended, was payable on November 1, 2024 (the “Maturity Date”). The Promissory Note, as amended, bears interest at a fixed rate of 12% per annum. On February 24, 2025 Paseco ApS assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $694,985 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The Promissory Note balance at September 30, 2025 was zero.

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

In consideration for entering into the 2023 Purchase Agreement, the Company issued 69,602 shares of Common Stock to Lincoln Park as a commitment fee on June 20, 2023.

During the quarter ended September 30, 2025 and 2024, no shares of Common Stock to Lincoln Park were sold under the Purchase Agreement.

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

Immediately following the issuance of the Convertible Noes on July 7, 2025, the Investors elected to convert the entire $16.1 million principal amount into an aggregate of 5.36 million shares of common stock (the “Conversion Shares”), based on the stated $3.00 per share conversion price. The $3.00 per share conversion price of the Convertible Notes represented a premium to the closing price of the Company’s common stock on July 7, 2025, the date of execution and conversion.

On July 25, 2025, the Company issued 5,500 shares of Common Stock for settlement of accounts payable valued at $17,050.

On September 5, 2025, the Company issued 79,647 shares of Common Stock for settlement of accounts payable valued at $167,259.

On September 18, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), either issued and outstanding or held by the Company as treasury stock, effective as of 12:01 a.m. (New York time) on September 29, 2025 (the “Reverse Stock Split”). All shares and the respective per-share amounts have been retroactively restated to reflect the reverse split. The Common Stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market on September 30, 2025.

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model. During the three months ended September 30, 2025, the Company granted no options.

Lunai Bioworks Inc.
Expected term (in years)	5.5
Volatility	109.45% - 118.99%
Risk free interest rate	3.86% - 4.40%
Dividend yield	0%

On August 23, 2024, Avram Miller, a former member of the Company’s board of directors (the “Board of Directors”), forfeited 83,333 shares of Common Stock from the original 100,000 shares of Common Stock for advisory services originally granted to him on October 11, 2023. As consideration for such forfeiture, the Company granted to Mr. Miller, an option to purchase 97,826 shares of Common Stock of the Company with a per-share exercise price of $6.90. The Company determined that this transaction represented a modification of the original award. The Company measured the fair value of the options issued as compared to the fair value of the original issuance and determined that there was no incremental compensation to recognize as the fair value of the options was less than the fair value of the Common Stock. Therefore, the Company will recognize the remaining fair value of the original award over the remaining vesting period, which is one year. The Company recognized stock-based compensation expense of $185,373 related to the vesting of the stocks options during the quarter ended September 30, 2025. At September 30, 2025, the Company had zero unrecognized compensation cost related to the options which fully vested on August 23, 2025.

In total, the Company recognized stock-based compensation expense of $181,312 net a recapture of $127,032 related to options and $36,973 related to restricted stock awards for the three months ended September 30, 2025. For the three months ended September 30, 2024, the Company recognized stock-based compensation expense related to options of $357,648. At September 30, 2025, the Company had approximately $192,608 of unrecognized compensation cost related to non-vested options.

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

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. The Company paid zero under the HBV License Agreement during the quarters ending September 30, 2025, and 2024. The Company has filed a claim against the Licensors, which includes certain payments it made related to this license (see Contingencies sub-section below).

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

Contingencies

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice. The Chow Action (also referred to as the “Securities Class Action Litigation”) remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company filed a motion to dismiss the amended complaint on March 15, 2024. The Court denied the Company’s motion to dismiss on June 28, 2024. A mediation was held on September 17, 2024, after which the parties signed a stipulation of settlement that, subject to final approval by the United States District Court for the Central District of California, provides for resolution of the Securities Class Action Litigation. The Court granted the lead plaintiff’s motion for preliminary approval of the settlement on August 18, 2025.

Federal Derivative Litigation. On September 22, 2022, Samuel E. Koenig filed a shareholder derivative action in the United States District Court for the Central District of California (the “Koenig Matter”). The Koenig Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants, and also names the Company as a nominal defendant. The Koenig Matter alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and also sets out claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 24, 2023, the United States District Court for the Central District of California stayed the Koenig Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. The parties in the Koenig Matter, the Solak Matter (defined below), and the Midler Matter (defined below) have entered into a stipulation of settlement that, subject to final approval by the United States District Court for the Central District of California, provides for resolution of the Koenig Matter, Solak Matter, and Midler Matter (the “Koenig-Solak-Midler Settlement”). On November 3, 2025, plaintiff in the Koenig Matter filed a motion for preliminary approval of the Koenig-Solak-Midler Settlement with the United States District Court for the Central District of California. The defendants have not yet responded to the complaint.

On January 19, 2023, John Solak filed a shareholder derivative action in the United States District Court for the District of Delaware (the “Solak Matter”). The Solak Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants, and also names the Company as a nominal defendant. The Solak Matter alleges violations of Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder, and also sets out claims for breach of fiduciary duty and contribution and indemnification. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On April 6, 2023, the United States District Court for the District of Delaware stayed the Solak Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On November 3, 2025, plaintiff in the Koenig Matter filed a motion for preliminary approval of the Koenig-Solak-Midler Settlement in the United States District Court for the Central District of California. The Solak Matter is stayed pending approval of the Koenig-Solak-Midler Settlement. The defendants have not yet responded to the complaint. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County (the “Midler Matter”). The Midler Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The Midler Matter also names the Company as a nominal defendant. The Midler Matter sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On July 31, 2025, the court stayed the Midler Matter for 120 days. On November 3, 2025, plaintiff in the Koenig Matter filed a motion for preliminary approval of the Koenig-Solak-Midler Settlement in the United States District Court for the Central District of California. The defendants have not yet responded to the complaint. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

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

On January 23, 2024, Weird Science and Wittekind filed a shareholder derivative action in the United States District Court for the Central District of California against certain officers, directors, and investors of the Company, as well as other defendants, in connection with, inter alia, Weird Science and Wittekind’s demand for corrective action. Plaintiffs filed an amended complaint on June 21, 2024. The First Amended Verified Stockholder Derivative Complaint (“Derivative Complaint”) alleges, among other claims, violations of Section 13(d) and 14(a) and Rules 10b-5(a), 10b-5(c) and 14a-9 of the Exchange Act of 1934. The Derivative Complaint also includes claims of breach of fiduciary duty, corporate waste, unjust enrichment, and contribution/indemnification. Weird Science and Wittekind seek unspecified compensatory, exemplary, and punitive damages and certain injunctive relief. The Derivative Complaint names the Company as a nominal defendant. On July 19, 2024, certain of the director defendants, who had agreed to waive service of the summons and Derivative Complaint, filed a motion to dismiss the Derivative Complaint on a variety of procedural and substantive grounds. A hearing on the motion to dismiss was held on October 3, 2024 and the court subsequently took the motion under submission. On October 22, 2024, the plaintiffs filed a notice of certain subsequent events that they allege relate to their pending motion to dismiss. On October 29, 2024, the court granted the director defendants’ motion to dismiss and dismissed the Derivative Complaint without prejudice, but also without leave to amend.

On November 27, 2024, Weird Science and Wittekind filed a notice of appeal of the court’s decision granting the director defendants’ motion to dismiss. The appeal remains pending.

On June 21, 2024, the Company filed suit against Weird Science, Gumrukcu, Wittekind, and certain trusts in connection with the February 16, 2018 merger involving the Company and two companies closely associated with Gumrukcu. In the complaint, the Company alleges that Gumrukcu and others deliberately and fraudulently concealed a murder-for-hire scheme from the Company in order to induce the Company to enter into the merger agreement, which resulted in the defendants receiving shares and compensation. The Company asserts claims for fraudulent concealment, equitable fraud, unjust enrichment, and civil conspiracy and seeks, inter alia, equitable relief, including, but not limited to, return to the Company any shares received in connection with the merger, and damages. On October 1, 2024, the defendants moved to dismiss the complaint. A hearing took place on June 25, 2025, and on November 7, 2025, the Court granted defendants’ motion and dismissed the complaint.

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

NOTE 8 — RELATED PARTY TRANSACTIONS

As of September 30, 2025, the Company has accrued $384,949 of compensation related expenses for the Company’s former Chief Executive Officer, Mark Dybul, related to budget constraints.

On August 23, 2024, Avram Miller, a former member of the Company’s board of directors (the “Board of Directors”), forfeited 83,333 shares of Common Stock from the original 100,000 shares of Common Stock for advisory services originally granted to him on October 11, 2023. As consideration for such forfeiture, the Company granted to Mr. Miller, an option to purchase 97,826 shares of Common Stock of the Company with a per-share exercise price of $6.90. The Company determined that this transaction represented a modification of the original award. The Company measured the fair value of the options issued as compared to the fair value of the original issuance and determined that there was no incremental compensation to recognize as the fair value of the options was less than the fair value of the Common Stock. Therefore, the Company will recognize the remaining fair value of the original award over the remaining vesting period, which is one year. The Company recognized stock-based compensation expense of $185,373 related to the vesting of the stocks options during the quarter ended September 30, 2025. At September 30, 2025, the Company had zero unrecognized compensation cost related to the options which fully vested on August 23, 2025.

NOTE 9 — SEGMENT REPORTING

For the period ending September 30, 2025, the Company had three reportable segments. These segments have different strategic and economic goals and are managed separately because they require different technology and marketing strategies.

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

The Company’s chief executive officer is the chief operating decision maker and reviews the internal management reports for each segment at least quarterly. During the period ending September 30, 2025, there were no significant inter-company revenues or expenses. The chief operating decision maker assesses performance for each segment and decides how to allocate resources based on segment operating losses that also is reported on the consolidated statement of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

On September 2, 2025, the Court of Amsterdam (the “Court”) declared bankrupt Gedi Cube B.V. (“Gedi”), an indirect subsidiary of Lunai Bioworks, Inc. (“Lunai”), and appointed Mr. M.M. Dellebeke as the receiver in the bankruptcy. Gedi filed a voluntary petition seeking a declaration of bankruptcy due to its inability to make payments as they became due. As a result of this, the Company deconsolidated Gedi Cube B.V. due to the loss of control of the subsidiary during the period ended September 30, 2025. As a result of the deconsolidation, the Company recognized a gain on the bankruptcy of the subsidiary for $12,019,227 during the period ended September 30, 2025.

	Operating loss	Assets
United States (RENB)	$2,700,505	$867,678
United States (BioSymetrics)	273,951	6,092,985
Netherlands (RENC)	333,904	—
	$3,308,360	$6,960,663

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

Information regarding each reportable segment for the three months ended September 30, 2025, is as follows:

	RENB	BioSymetrics	RENC	Total
General and administrative	$1,822,729	$253,883	$333,904	$2,410,516
Research and development	20,419	3,988	—	24,407
Long-lived asset impairment	831,915	—	—	831,915
Depreciation and amortization	25,442	16,080	—	41,522

Segment operating loss	$2,700,505	$273,951	$333,904	3,308,360

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

NOTE 10 — ACQUISITIONS

BioSymetrics Inc. Acquisition:

On February 26, 2025, Lunai Bioworks Inc., a Delaware corporation (“Lunai”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renovaro Acquisition Sub, a Delaware corporation and wholly owned subsidiary of Lunai (“Merger Sub”), and Biosymetrics, Inc., a Delaware corporation (“Biosymetrics”), pursuant to which Lunai agreed to acquire Biosymetrics pursuant to the merger of Merger Sub with and into Biosymetrics, with Biosymetrics as the surviving corporation and a wholly owned subsidiary of Lunai (the “Transaction”). On April 8, 2025, Lunai consummated the Transaction and issued 1.5 million shares of Lunai’s common stock, par value $0.0001 per share (the “Shares”), to the former stockholders of Biosymetrics in accordance with the terms of the Merger Agreement.

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

Consolidated unaudited pro forma information:

The following consolidated pro forma information assumes that the acquisition of BioSymetrics Inc. took place on July 1, 2024 for the statement of operations for the three-month period ended September 30, 2024. These amounts have been estimated after applying the Company’s accounting policies:

Revenues	$318,918
Net loss	$(44,499,586)

The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

NOTE 11 — SUBSEQUENT EVENTS

On November 4, 2025, the Company issued 20,000 shares of Common Stock for consulting services valued at $16,680.

On October 30, 2025, the Company cancelled 25,000 shares of Common Stock upon termination, previously issued to the former Chief Executive Officer of Renovaro Cube valued at $177,500.

On October 29, 2025, the Company issued 237,500 shares of Common Stock pursuant to a settlement agreement valued at $228,000.

On October 17, 2025, the Company issued 20,000 shares of Common Stock for consulting services valued at $24,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of Lunai Bioworks Inc. (“Lunai,” and together with its subsidiaries, the “Company”, “we” or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on September 29, 2025. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of the business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Our Business

As of September 30, 2025, Lunai Bioworks Inc. operates through two subsidiaries, Renovaro Biosciences and BioSymetrics. BioSymetrics refers to BioSymetrics Inc. and its wholly owned subsidiary BioSymetrics Corp., which were acquired on April 8, 2025. During the quarter ended September 30, 2025, GediCube, B.V., acquired on February 13, 2024, filed for bankruptcy and ceased operations. As a result, beginning in the second quarter of 2026, the Company will no longer report on its operations.

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

BioSymetrics Overview

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

We next examined the ability of one of these compounds (BioS_831) to resolve seizures in a murine model using a previously established electroshock seizure assay. Briefly, after dosing each mouse with either BioS_831, negative control (vehicle), or positive control (Sodium Valproate), electroshock is delivered transauricularly using stimulation at 50 Hz and 50 mA for 0.8 seconds with a pulse width of 10 milliseconds. The total number of hind limb flexes, hind limb extensions, and mortality rate is monitored for 60 seconds following electroshock, as are other adverse events. We screened BioS_831 at both a low and high dose and found that at 40 mg/kg of BioS_831 significantly increased latency time to tonic seizure induction and significantly reduced the number of observed tonic extension seizures, as compared to vehicle control. Notably, unlike the ASM Sodium Valproate, BioS_831 did not cause sedation or ataxia. Sodium Valproate (VPA) while effective in this model at this concentration, results in high levels of neurotoxicity, and has been associated with multi-organ failure, underscoring the importance of not observing negative neurological effects with our novel compound. Post-study PK analysis showed good distribution of BioS_831 into the brains of the test animals (average brain to plasma ratio 0.68). Since the electroshock seizure model is not based on seizure induction through hypofunction of KCC2, these findings suggest that our zebrafish epilepsy primary screening model is capable of identifying novel compounds that show translation to mammalian generalized epilepsy models and suggest that BioS_831 could further be optimized as a potential anti-epileptic therapeutic.

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

Corporate History

We were incorporated under the laws of the State of Delaware on January 18, 2011, under the name Putnam Hills Corp. and in 2014 we merged with and changed our name to DanDrit Biotech USA, Inc. In 2018, we acquired Enochian Biopharma and changed our name to Enochian BioSciences Inc. In August 2023, the Company changed its corporate name to Renovaro Biosciences Inc. On February 13, 2024, the Company changed its corporate name to Renovaro Inc. On February 13, 2024, Renovaro Inc. acquired Renovaro Cube Intl Ltd and its subsidiaries, in which Renovaro Cube became a wholly-owned subsidiary of Renovaro Inc. On April 8, 2025, the Company acquired BioSymetrics, Inc. and its subsidiary, as a wholly owned subsidiary. On August 20, 2025, the Company changed its corporate name from Renovaro Inc. to Lunai Bioworks Inc.

Going Concern and Management’s Plans

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. As of September 30, 2025, the Company had cash and cash equivalents of $624,808 and an accumulated deficit of $507,643,549 and a working capital deficit of $18,922,114. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Results of Operations for the Three Months ended September 30, 2025 and 2024

The following table sets forth our revenues, expenses and net income, loss for the three months ended September 30, 2025 and 2024. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended
	September 30,		Increase/(Decrease)
	2025	2024	$	%
Operating Expenses
General and administrative	$2,410,516	$5,301,251	$(2,890,735)	(55)%
Research and development	24,407	390,189	(365,782)	(94)%
Goodwill impairment	—	47,614,729	(47,614,729)	(100)%
Long-lived asset impairment	831,915	—	831,915	100%
Depreciation and amortization	41,522	32,385	9,137	28%
Total Operating Expenses	3,308.360	53,338,554	(50,030,194	(94)%
LOSS FROM OPERATIONS	(3,308,360)	(53,338,554)	50,030,194	(94)%
Other Income (Expenses)
Change in fair value of contingent consideration	370,000	9,250,000	(8,880,000)	(96)%
Change in fair value of equity securities	156,849	—	156,849	100%
Gain on bankruptcy of subsidiary	12,019,227	—	12,019,227	100%
Loss on extinguishment of debt	(6,329,592)	—	(6,329,592)	(100)%
Interest expense	(122,400)	(250,080)	127,680	(51)%
Interest income and other income (expense)	33,297	126,598	(93,301)	(74)%
Total Other Income (Expense)	6,127,381	9,126,518	(2,999,137)	(33)%
NET INCOME (LOSS)	$2,819,021	$(44,212,036)	$47,031,057	(106)%

Revenues

We are a pre-revenue, pre-clinical biotechnology and artificial intelligence driven healthcare technology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the three months ended September 30, 2025 and 2024, were $3,308,360 and $53,338,554, respectively, representing a decrease of $50,030,194, or approximately 94%. The decrease in operating expenses primarily relates to the decrease in goodwill impairment of $47,614,729 and by the decrease in general and administrative expenses of $2,890,735, partially offset by the impairment of fixed assets and right of use assets of $831,915 due to no longer using assets.

General and administrative expenses for the three months ended September 30, 2025, and 2024, were $2,410,516 and $5,301,251, respectively, representing a decrease of $2,890,735 or approximately 55%. The variance is primarily related to a decrease in consulting fees of $1,576,761, legal expenses of $899,802 and compensation and related expenses of $205,381.

Research and development expenses for the three months ended September 30, 2025, and 2024, were $24,407 and $390,189, respectively, representing a decrease of $365,782 or approximately 94%. The variance is primarily driven by a decrease of $346,100 in consumables and reagents used in discontinued product candidates.

The Company recorded other income of $6,127,381 for the three months ended September 30, 2025, compared to other income of $9,126,518 for the three months ended September 30, 2024, representing a decrease in other income (expense) of $2,999,137 or 33%. The variance is primarily due to the decrease in fair value of contingent consideration of $8,880,000 and loss on extinguishment of debt of $6,329,592, partially offset by the gain on the bankruptcy of Gedi Cube B.V. of $12,019,227.

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2025, and 2024, was $2,819,021 and $(44,212,036), respectively, representing a decrease in net loss of $47,031,057 or approximately 106%. The decrease in net loss was primarily due to the decrease in goodwill impairment of $47,614,729 in the prior period.

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

As noted above under the heading “Going Concern and Management’s Plans,” through September 30, 2025, we have incurred substantial losses. We will need additional funds both in the next twelve months and beyond for (a) research and development, (b) increases in personnel, (c) the purchase of equipment, and investment in the development and validation of our technology. The availability of any required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are currently involved or in the future may be involved could adversely affect our liquidity and financial position. We may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of September 30, 2025, the Company had $624,808 in cash and working capital deficit of $18,922,114 as compared to $92,700 in cash and working capital deficit of $28,109,502 as of June 30, 2025, an increase of 574% and decrease of 33%, respectively.

Assets

Total assets at September 30, 2025, were $6,960,663 compared to $8,230,840 as of June 30, 2025. The decrease in assets is primarily due to the impairment of operating lease right-of-use assets of $687,371, amortization of prepaid assets of $390,529, partially offset by the increase of cash of $532,108 in the current period.

Liabilities

Total liabilities at September 30, 2025, were $20,001,437 compared to $29,580,681 as of June 30, 2025. The decrease in total liabilities was primarily related to the decrease of $7,285,741 in notes payable – related parties, $974,383 in accrued expenses, $461,411 in accounts payable, $370,000 in contingent consideration liability and $306,853 in other current liabilities.

The following is a summary of the Company’s cash flows (used in) or provided by operating, investing, and financing activities:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net Cash Used in Operating Activities	$(1,349,110)	$(2,016,328)
Net Cash Provided by Investing Activities	544,700	—
Net Cash Provided by Financing Activities	1,343,357	2,029,183
Effect of exchange rates on cash	(6,839)	(12,751)
Change in Cash and Cash Equivalents	$532,108	$104

Cash Flows

The decrease in our cash used in operating activities is primarily related to the changes in our operating assets and liabilities. The change is primarily driven by our net income offset by significant non-cash charges such as stock-based compensation, impairments and change in fair value of contingent consideration. Additionally, our operating cash flow was positively impacted by changes in our operating assets and liabilities, primarily other receivables, prepaid expenses and accounts payable.

Cash used provided by investing activities during the period related to proceeds from the sale of equity securities of $544,700.

Cash provided by financing activities during the period primarily related to net proceeds of $1,343,357 from issuance of $1,615,000, net of $18,495 placement costs, in notes payable that were partially offset by $271,643 in repayment of a finance agreement.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company and used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiency is attributed to the Company not having adequate resources to address complex accounting matters. This control deficiency will be monitored, and attention will be given to this matter as we grow.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed above. We expect to be deficient in our disclosure controls and procedures until sufficient capital is available to hire the appropriate internal accounting staff.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the three months ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice. The Chow Action (also referred to as the “Securities Class Action Litigation”) remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company filed a motion to dismiss the amended complaint on March 15, 2024. The Court denied the Company’s motion to dismiss on June 28, 2024. A mediation was held on September 17, 2024, after which the parties signed a stipulation of settlement that, subject to final approval by the United States District Court for the Central District of California, provides for resolution of the Securities Class Action Litigation. The Court granted the lead plaintiff’s motion for preliminary approval of the settlement on August 18, 2025.

Federal Derivative Litigation. On September 22, 2022, Samuel E. Koenig filed a shareholder derivative action in the United States District Court for the Central District of California (the “Koenig Matter”). The Koenig Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants, and also names the Company as a nominal defendant. The Koenig Matter alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and also sets out claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 24, 2023, the United States District Court for the Central District of California stayed the Koenig Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. The parties in the Koenig Matter, the Solak Matter (defined below), and the Midler Matter (defined below) have entered into a stipulation of settlement that, subject to final approval by the United States District Court for the Central District of California, provides for resolution of the Koenig Matter, Solak Matter, and Midler Matter (the “Koenig-Solak-Midler Settlement”). On November 3, 2025, plaintiff in the Koenig Matter filed a motion for preliminary approval of the Koenig-Solak-Midler Settlement with the United States District Court for the Central District of California. The defendants have not yet responded to the complaint.

On January 19, 2023, John Solak filed a shareholder derivative action in the United States District Court for the District of Delaware (the “Solak Matter”). The Solak Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants, and also names the Company as a nominal defendant. The Solak Matter alleges violations of Section 14(a) of the Securities Exchange Act of 1934 and SEC Rule 14a-9 promulgated thereunder, and also sets out claims for breach of fiduciary duty and contribution and indemnification. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On April 6, 2023, the United States District Court for the District of Delaware stayed the Solak Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On November 3, 2025, plaintiff in the Koenig Matter filed a motion for preliminary approval of the Koenig-Solak-Midler Settlement in the United States District Court for the Central District of California. The Solak Matter is stayed pending approval of the Koenig-Solak-Midler Settlement. The defendants have not yet responded to the complaint. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County (the “Midler Matter”). The Midler Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The Midler Matter also names the Company as a nominal defendant. The Midler Matter sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On July 31, 2025, the court stayed the Midler Matter for 120 days. On November 3, 2025, plaintiff in the Koenig Matter filed a motion for preliminary approval of the Koenig-Solak-Midler Settlement in the United States District Court for the Central District of California. The defendants have not yet responded to the complaint. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

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

On June 21, 2024, the Company filed suit against Weird Science, Gumrukcu, Wittekind, and certain trusts in connection with the February 16, 2018 merger involving the Company and two companies closely associated with Gumrukcu. In the complaint, the Company alleges that Gumrukcu and others deliberately and fraudulently concealed a murder-for-hire scheme from the Company in order to induce the Company to enter into the merger agreement, which resulted in the defendants receiving shares and compensation. The Company asserts claims for fraudulent concealment, equitable fraud, unjust enrichment, and civil conspiracy and seeks, inter alia, equitable relief, including, but not limited to, return to the Company any shares received in connection with the merger, and damages. On October 1, 2024, the defendants moved to dismiss the complaint. A hearing took place on June 25, 2025, and on November 7, 2025, the Court granted defendants’ motion and dismissed the complaint.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 7, 2025, the Company issued 5.36 million shares of common stock, valued at $16.1 million upon the conversion of convertible notes (see Note 6).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Plans

During the quarter ended September 30, 2025, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated February 26, 2025, by and among Renovaro, Inc, Renovaro Acquisition Sub and Biosymetrics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 28, 2025)

3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on February 14, 2024)

3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 24, 2024)

10.1†	Employment Agreement by and between Nathen Fuentes and Renovaro Inc., dated as of January 6, 2025. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on February 19, 2025)

10.2	Form of Exchange Agreement (incorporated herein by reference to Exhibit 99.1 to Form 8-K filed with the SEC on July 9, 2025)

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

**	Filed herewith.
***	Furnished herewith.
†	Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2025	LUNAI BIOWORKS INC.

	By:	/s/ David Weinstein
David Weinstein
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nathen Fuentes
Nathen Fuentes
Chief Financial Officer
(Principal Financial and Accounting Officer)