Form 10-Q
period 2025-12-31
Lunai Bioworks Inc.
filed 2026-02-17
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

As of February 11, 2026, the number of shares of the registrant’s Common Stock outstanding was 24,187,356.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

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

The results for the period ended December 31, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2025, filed with the Securities and Exchange Commission on September 29, 2025.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2025	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$491,645	$92,700
Investment in equity securities	—	387,851
Prepaids and other assets	22,844	566,081
Total Current Assets	514,489	1,046,632

Property and equipment, net	13,253	367,843

OTHER ASSETS
Definite life intangible assets, net	14,943	14,994
Software platform, net	122,079	143,000
Trademarks, net	5,074	8,000
Goodwill	5,963,000	5,963,000
Deposits and other assets	33,608	—
Operating lease right-of-use assets	—	687,371
Total Other Assets	6,138,704	6,816,365

TOTAL ASSETS	$6,666,446	$8,230,840
LIABILITIES

CURRENT LIABILITIES:
Accounts payable – trade	$12,339,619	$12,555,839
Accrued expenses	4,927,474	5,843,069
Other current liabilities	74,345	378,282
Contingent consideration liability	120,000	630,000
Convertible notes payable	120,000	245,000
Current portion of operating lease liabilities	274,983	313,047
Notes payable, net	1,250,156	3,580,525
Notes payable – related parties, net	895,000	5,610,372
Total Current Liabilities	20,001,577	29,156,134

NON-CURRENT LIABILITIES:
Operating lease liabilities, net of current portion	213,657	424,547
Total Non-Current Liabilities	213,657	424,547
Total Liabilities	20,215,234	29,580,681

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 350,000,000 shares authorized, 24,187,356 shares issued and outstanding at December 31, 2025; 17,739,291 shares issued and outstanding at June 30, 2025	2,419	1,774
Additional paid-in capital	496,030,769	478,296,113
Accumulated deficit	(509,442,953)	(510,462,570)
Accumulated other comprehensive (loss)	(139,023)	10,814,842
Total Stockholders’ Deficit	(13,548,788)	(21,349,841)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,666,446	$8,230,840

See accompanying notes to the unaudited condensed consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Operating Expenses
General and administrative	$1,766,210	$4,353,123	$4,176,726	$9,654,373
Research and development	45,872	161,084	70,279	551,273
Goodwill impairment	—	—	—	47,614,729
Long-lived asset impairment	—	—	831,915	—
Depreciation and amortization	11,332	32,109	52,854	64,494
Total Operating Expenses	1,823,414	4,546,316	5,131,774	57,884,869

LOSS FROM OPERATIONS	(1,823,414)	(4,546,316)	(5,131,774)	(57,884,869)

Other Income (Expenses)

Change in fair value of contingent consideration	140,000	(2,590,000)	510,000	6,660,000
Loss on extinguishment of debt	—	—	(6,329,592)	—
Change in fair value of equity securities	—	—	156,849	—
Gain on bankruptcy of subsidiary	—	—	12,019,227	—
Interest expense	(121,508)	(98,891)	(243,908)	(348,971)
Interest and other income	5,518	(17,187)	38,815	109,411
Total Other Income (Expense)	24,010	(2,706,078)	6,151,391	6,420,440

NET INCOME (LOSS)	$(1,799,404)	$(7,252,394)	$1,019,617	$(51,464,429)

BASIC AND DILUTED INCOME ( LOSS PER SHARE)	$(0.08)	$(0.45)	$0.04	$(3.20)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC AND DILUTED	23,482,714	16,182,521	23,127,171	16,090,929

See accompanying notes to the unaudited condensed consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Net Income (Loss)	$(1,799,404)	$(7,252,394)	$1,019,617	$(51,464,429)
Other Comprehensive Income (Loss)
Foreign Currency Translation, net of taxes	(10,862)	(10,144,818)	(10,953,864)	(3,676,757)

Comprehensive Loss	$(1,810,266)	$(17,397,212)	$(9,934,248)	$(55,141,186)

See accompanying notes to the unaudited condensed consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
June 30, 2024	15,845,264	$1,585	$464,601,486	$(332,455,081)	$(170,846)	$131,977,144
Issuance of common stock under private placement offering	142,346	14	2,096,166	—	—	2,096,180
Restricted shares issued for services rendered	200,000	20	1,399,980	—	—	1,400,000
Forfeited shares of common stock	(83,333)	(8)	8	—	—	—
Stock-based compensation	—	—	357,648	—	—	357,648
Net loss	—	—	—	(44,212,035)	—	(44,212,036)
Foreign currency translation adjustment	—	—	—	—	6,468,061	6,468,061
September 30, 2024	16,104,277	1,611	468,455,288	(376,667,117)	6,297,215	98,086,997
Issuance of common stock under private placement offering	19,014	2	279,998	—	—	280,000
Restricted shares issued for services rendered	66,000	7	393,393	—	—	393,400
Restricted shares issued for executive compensation	25,000	3	137,497	—	—	137,500
Stock-based compensation	—	—	558,631	—	—	558,631
Net loss	—	—	—	(7,252,394)	—	(7,252,394)
Foreign currency translation adjustment	—	—	—	—	(10,144,818)	(10,144,818)

December 31, 2024	16,214,291	$1,623	$469,824,807	$(383,919,511)	$(3,847,603)	$82,059,316

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
June 30, 2025	17,739,291	1,774	$478,296,113	(510,462,570)	10,814,842	(21,349,841)
Issuance of common stock pursuant to conversion of convertible notes	5,355,809	536	16,066,892	—	—	16,067,428
Issuance of common stock pursuant to settlement of accounts payable	85,147	8	184,301	—	—	184,309
Stock-based compensation	—	—	181,312	—	—	181,312
Shares added for fractional shares pursuant to reverse stock split	30	—	—	—	—	—
Net income	—	—	—	2,819,021	—	2,819,021
Foreign currency translation adjustment	—	—	—	—	(10,943,003)	(10,943,003)
September 30, 2025	23,180,277	$2,318	$494,728,618	$(507,643,549)	$(128,161)	$(13,040,774)
Restricted shares issued for services rendered	40,000	4	40,676	—	—	40,680
Issuance of common stock pursuant to settlement	237,500	24	227,976	—	—	228,000
Issuance of common stock under private placement offering	750,000	75	749,925	—	—	750,000
Issuance of common stock pursuant to conversion of convertible notes	4,579	1	154,752	—	—	154,753
Forfeited shares of common stock	(25,000)	(3)	3	—	—	—
Stock-based compensation	—	—	128,819	—	—	128,819
Net loss	—	—	—	(1,799,404)	—	(1,799,404)
Foreign currency translation adjustment	—	—	—	—	(10,862)	(10,862)

December 31, 2025	24,187,356	$2,419	$496,030,769	$(509,442,953)	$(139,023)	$(13,548,788)

See accompanying notes to the unaudited condensed consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,019,617	$(51,464,429)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	52,705	64,494
Loss on extinguishment of debt	6,329,593	—
Change in value of contingent consideration	(510,000)	(6,660,000)
Change in value of equity securities	(156,849)	—
Stock-based compensation expense	310,131	916,279
Restricted shares for services rendered	268,680	1,930,901
Gain on bankruptcy of subsidiary	(12,019,227)	—
Long-lived asset impairment	831,915	—
Goodwill impairment	—	47,614,729
Gain on settlement of accounts payable	(22,324)	—
Amortization of discount of notes payable	58,495	32,024
Changes in assets and liabilities:
Other receivables	(8,157)	988,962
Prepaid expenses/deposits	421,972	418,442
Accounts payable	777,397	1,485,872
Accrued expenses	294,279	175,733
Other current liabilities	2,917	(68,438)
Operating leases, net	(71,467)	(10,621)
NET CASH USED IN OPERATING ACTIVITIES	(2,420,323)	(4,576,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of equitable securities	544,700	—
Purchase of property and equipment	(1,238)	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	543,462	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of finance agreement	(271,643)	(427,945)
Proceeds from private placement	750,000	2,376,181
Proceeds from notes payable	1,815,000	2,671,926
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,293,357	4,620,162

Effect of exchange rates on cash	(17,551)	47,187

NET CHANGE IN CASH	398,945	91,297

CASH, BEGINNING OF PERIOD	92,700	220,467

CASH, END OF PERIOD	$491,645	$311,764

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,559	$7,436

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Finance agreement entered into in exchange for prepaid assets	$—	$1,018,930
Conversion of convertible note payable for issuance of common stock	$154,753	$—
Debt discount related to convertible promissory notes	$—	$24,954
Cancellation of stock options	$127,032	$—
Cancellation of restricted stock awards	$36,973	$83

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

Basis of Presentation – The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2025, and 2024 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2025 audited financial statements. The results of operations for the period ended December 31, 2025 are not necessarily indicative of the operating results for the full year.

Consolidation – For the three and six months ended December 31, 2025, and 2024, the condensed consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

Bankruptcy - The Company accounts for bankruptcy under ASC 810, Consolidation. On September 2, 2025, the Court of Amsterdam declared bankrupt Gedi Cube B.V. (“Gedi”), an indirect subsidiary of Lunai Bioworks, Inc. As of the six months ended December 31, 2025 the Company deconsolidated Gedi Cube B.V., derecognizing its net liabilities and releasing the cumulative translation adjustment balance to earnings. The bankruptcy resulted in a gain of $12,019,227 during the six months ended December 31, 2025.

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

Loss Per Share –Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised and shares issuable upon conversion of convertible common stock and convertible notes. The Company had 2,117,618 and 1,932,177 potential shares of Common Stock excluded from the Diluted EPS calculation as of December 31, 2025, and 2024, respectively.

Functional Currency & Foreign Currency Translation – The functional currency of Renovaro Denmark is the Danish Kroner (“DKK”) and the functional currency of Renovaro Cube is the Euro (“EUR”) and the functional currency of BioSymetrics Corp. is Canadian Dollar (“CAD”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended December 31, 2025, and 2024. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Investment in Equity Securities – The Company accounts for investments in equity securities in accordance with ASC 321, Investments—Equity Securities. Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in net income or loss. Equity securities without readily determinable fair values are measured at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company evaluates such investments at each reporting period for impairment or other observable transactions that would require adjustment. On February 28, 2025, the Company purchased $500,000 of equity securities. During the period ended December 31, 2025, the Company recorded a change in fair value of equity securities for $156,849 and sold the securities for $544,700. The investment in equity securities balance at December 31, 2025, was zero.

New Accounting Pronouncements Not Yet Adopted - Recent accounting pronouncements issued by the FASB that have not yet been adopted by the Company are not expected to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 — GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. As of December 31, 2025, the Company had cash and cash equivalents of $491,645, an accumulated deficit of $509,442,953 and a working capital deficit of $19,487,088. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

There were no Level 1, 2 or 3 assets, nor any Level 1 or 2 liabilities as of December 31, 2025.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, lease obligations and notes payable approximate their recorded values due to their short-term maturities.

Level 3 liabilities held as of December 31, 2025, consisted of a contingent consideration liability related to the February 13, 2024 acquisition of Renovaro Cube, (the “Acquisition”). As consideration for the Acquisition, the stockholders of Renovaro Cube received (i) 7,083,418 shares of Common Stock, and (ii) the right to receive up to 1,189,954 contingent shares pro rata upon the exercise of convertible notes, options, and warrants, which were outstanding at closing. The contingent consideration liability was recorded at fair value of $20,557,500 at the time of the Acquisition and is subsequently remeasured to fair value at the end of each reporting period. As of December 31, 2025, there were 254,621 contingent shares issuable in connection with the Acquisition.

The fair value of the contingent consideration liability is estimated using a Black-Scholes option-pricing model and a Monte-Carlo option pricing model. The key inputs to the model are all contractual or observable with the exception being volatility, which is computed based on the volatility of the Company’s underlying stock. The key inputs to valuing the contingent consideration liability as of December 31, 2025, were:

Stock Price	$0.88
Exercise Price	$5.30 - $19.20
Volatility	119.7% - 144.9%
Risk Free Rate	3.43% - 3.84%
Expected Dividends	0%
Expected Term (years)	2.20 – 6.80

The following table sets forth the Level 3 liability at December 31, 2025, which is recorded on the consolidated balance sheet at fair value on a recurring basis. As required, this liability is classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2025	—	—	$630,000
Fair value adjustment	—	—	(510,000)
Contingent Consideration Liability at December 31, 2025	—	—	$120,000

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

On April 8, 2025, the Company acquired Biosymetrics, Inc. as a wholly owned subsidiary pursuant to a stock purchase agreement. As part of the acquisition of Biosymetrics, Inc., the Company acquired goodwill valued at $5,963,500, software valued at $143,000 and Trademark valued at $8,000.

At December 31, 2025 and June 30, 2025, definite-life and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2025	Additions	Amortization	Impairment	Translation Adjustment	December 31, 2025
Definite Life Intangible Assets
Software platform	5 Years	$143,000	$—	$(20,921)	$—	$—	$122,079
Trademark	2 Years	$8,000	$—	$(2,926)	$—	$—	$5,074
Patents	20 Years	$313,010	$—	$—	$—	$(1,244)	$311,766
Less Accumulated Amortization		(298,016)	—	(2,659)	—	3,852	(296,823)
Net Definite-Life Intangible Assets		$165,994	$—	$(26,506)	$—	$2,608	$142,096

Goodwill
Goodwill		5,963,000	—	—	—	—	5,963,000
Total Goodwill		$5,963,000	$—	$—	$—	$—	$5,963,000

Expected future amortization expense is as follows:

Years ended June 30,
2026	$21,536
2027	32,420
2028	29,380
2029	29,380
Thereafter	29,380
Total	$142,096

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

On September 18, 2025, the Company entered into the First Amendment to Convertible Promissory Note whereby the January 2024 Note that matured on December 29, 2024, was amended extending the Maturity Date in the second paragraph of the Note from December 29, 2024 to December 29, 2025. Accordingly, the Note unless otherwise amended, replaced, or otherwise altered by this First Amendment, any and all terms contained in the Note continue in full force and effect. On December 29, 2025 the Note was fully converted for principal and interest in the amount of $154,753 for 4,579 shares of Common Stock automatically upon maturity at the Note Conversion Price of $33.80.

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

The December 2023 Notes balance at December 31, 2025, was $120,000.

Notes Payable —

On December 15, 2025, the Company issued a Promissory Note in the aggregate principal amount of $200,000. The Note bears an interest rate of 10% per annum and matures on June 30, 2026, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date. The note balance at December 31, 2025, was $200,000.

On August 18, 2025, the Company issued Promissory Notes in the aggregate principal amount of $1,000,000 incurring $80,000 of placement costs. The Notes bear an interest rate of 18% per annum and mature on the 6-month anniversary of the Issue Date, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date. These notes balance at December 31, 2025, was $978,495 net of amortization and placement cost of $58,495.

From July 3, 2025, to August 19, 2025, the Company issued Promissory Notes in the aggregate principal amount of $695,000. The Notes bear an interest rate of 10% per annum and mature on June 30, 2026, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date. These notes balance at December 31, 2025, was $695,000.

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

Bridge Loans — From June 4, 2025 to June 14, 2025, the Company entered into agreements with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”) and Laksya Ventures Inc. to issue Promissory Notes for the principal amount of $1,725,000 to each note holder. The Company received $3,450,000 in gross proceeds. The notes bear an interest rate of 10% per annum and mature on December 31, 2025. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory notes for new convertible promissory notes. The exchange resulted in a $2,262,774 loss on extinguishment of debt. Immediately following the issuance of the convertible notes on July 7, 2025, the investors elected to convert the entire note balance for shares of common stock. The notes balance at December 31, 2025, was zero with Paseco ApS and Laksya Ventures Inc.

From October 21, 2024 to January 24, 2025, the Company entered into agreements with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of $2,650,000. The Company received $2,650,000 in gross proceeds. The notes bear an interest rate of 10% per annum and mature from December 31, 2024 to December 31, 2025. Approximately $700,000 matured on December 31, 2024, $900,000 matured on December 31, 2025 and $1,050,000 matured on January 31, 2025. On February 24, 2025, Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory notes for new convertible promissory notes. The exchange resulted in a $1,821,843 loss on extinguishment of debt. Immediately following the issuance of the convertible notes on July 7, 2025, the investors elected to convert the entire note balance for shares of common stock. The note balance at December 31, 2025, was zero with Paseco ApS and Laksya Ventures Inc.

From November 12, 2024 to December 3, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of €450,000. The note bears an interest rate of 10% per annum and matures on December 1, 2025. On February 24, 2025 Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory notes for new convertible promissory notes. The exchange resulted in a $364,303 loss on extinguishment of debt. Immediately following the issuance of the convertible notes on July 7, 2025, the investors elected to convert the entire note balance for shares of common stock. The note balance at December 31, 2025 was approximately zero with Paseco ApS and Laksya Ventures Inc.

On November 1, 2024, Renovaro Cube entered into an agreement with Yalla Yalla Limited, an investor, to issue a Promissory Note for the amount of approximately €225,000. The note bears an interest rate of 10% per annum and matured on February 24, 2025. The note balance at December 31, 2025 was approximately $270,000.

On September 16, 2024, the Company entered into an agreement with RS Bio ApS, a Danish entity controlled by a shareholder (“RS Bio”), to issue a Promissory Note for the principal amount of $100,000 (the “September 2024 Note”). The Company received $100,000 in gross proceeds. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $71,112 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance at December 31, 2025 was zero.

On September 6, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue a Promissory Note for the principal amount of €50,000. The note bears an interest rate of 12% per annum and matures on September 9, 2025. On February 24, 2025 Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $41,319 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance at December 31, 2025 was zero with Paseco ApS and Laksya Ventures Inc.

On February 5, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263 (the “February 2024 Note”). The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $80,343 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance, net of discount at December 31, 2025 was zero.

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315. The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $401,715 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance, net of discount at December 31, 2025 was zero.

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000. The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the note. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $591,198 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance, net of discount at December 31, 2025 was zero.

Promissory Note — On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Promissory Note”) to Paseco ApS. There have been eight amendments to the Promissory Note since the issuance date, the most recent of which is dated August 1, 2024. The principal amount of the Promissory Note, as amended, was payable on November 1, 2024 (the “Maturity Date”). The Promissory Note, as amended, bears interest at a fixed rate of 12% per annum. On February 24, 2025 Paseco ApS assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $694,985 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The Promissory Note balance at December 31, 2025 was zero.

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

On November 24, 2025, the Company entered into a securities purchase agreement to which the Company agreed to sell, and the Investor agreed to purchase, in a private placement, 3,133,333 shares of its common stock, par value $0.001 per share, at a purchase price of $1.00 per share, and 1,044,444 three-year warrants, executable after sixty (60) days for aggregate gross proceeds of $3,133,333. As of December 31, 2025, the Company issued 750,000 shares of common stock for $750,000 in aggregate proceeds.

On December 29, 2025 a convertible note outstanding was fully converted for principal and interest in the amount of $154,753 for 4,579 shares of Common Stock automatically upon maturity at the Note Conversion Price of $33.80 (see note 5).

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows in the six months ended December 31, 2025:

Lunai Bioworks Inc.
Expected term (in years)	5.5 - 6.0
Volatility	121.35% - 123.59%
Risk free interest rate	3.69%
Dividend yield	0%

On August 23, 2024, Avram Miller, a former member of the Company’s board of directors (the “Board of Directors”), forfeited 83,333 shares of Common Stock from the original 100,000 shares of Common Stock for advisory services originally granted to him on October 11, 2023. As consideration for such forfeiture, the Company granted to Mr. Miller, an option to purchase 97,826 shares of Common Stock of the Company with a per-share exercise price of $6.90. The Company determined that this transaction represented a modification of the original award. The Company measured the fair value of the options issued as compared to the fair value of the original issuance and determined that there was no incremental compensation to recognize as the fair value of the options was less than the fair value of the Common Stock. Therefore, the Company recognized the remaining fair value of the original award over the remaining vesting period, which is one year. The Company recognized stock-based compensation expense of $185,373 related to the vesting of the stocks options during the quarter ended September 30, 2025. At December 31, 2025, the Company had zero unrecognized compensation cost related to the options which fully vested on August 23, 2025.

On November 4, 2025, the Company issued 269,787 stock options to its board of directors. The options had a fair value of $193,707 on the grant date, fully vest on October 14, 2026 and expire on November 4, 2035.

On December 16, 2025, the Company issued 378,120 stock options to its employees. The options had a fair value of $354,299 on the grant date, fully vest on December 16, 2027 and expire on December 16, 2035.

In total, the Company recognized stock-based compensation expense related to options of $128,819 and $310,131 net a recapture of $127,032 related to options and $36,973 related to restricted stock awards for the three and six months ended December 31, 2025, respectively. The Company recognized stock-based compensation expense related to options of $558,631 and $916,279 for the three and six months ended December 31, 2024, respectively. At December 31, 2025, the Company had approximately $611,794 of unrecognized compensation cost related to non-vested options.

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

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. The Company paid zero under the HBV License Agreement during the quarters ending December 31, 2025, and 2024. The Company has filed a claim against the Licensors, which includes certain payments it made related to this license (see Contingencies sub-section below).

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

Contingencies

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice. The Chow Action (also referred to as the “Securities Class Action Litigation”) remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company filed a motion to dismiss the amended complaint on March 15, 2024. The Court denied the Company’s motion to dismiss on June 28, 2024. A mediation was held on September 17, 2024, after which the parties signed a stipulation of settlement that, subject to final approval by the United States District Court for the Central District of California, provides for resolution of the Securities Class Action Litigation. The Court granted the lead plaintiff’s motion for preliminary approval of the settlement on August 18, 2025. Plaintiff filed a motion for final approval of the settlement on October 21, 2025. On November 25, 2025, the court held a hearing on lead plaintiff’s motion for final approval of the settlement, and it is currently pending before the court.

Federal Derivative Litigation. On September 22, 2022, Samuel E. Koenig filed a shareholder derivative action in the United States District Court for the Central District of California (the “Koenig Matter”). The Koenig Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants, and also names the Company as a nominal defendant. The Koenig Matter alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and also sets out claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 24, 2023, the United States District Court for the Central District of California stayed the Koenig Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. The parties in the Koenig Matter, the Solak Matter (defined below), and the Midler Matter (defined below) have entered into a stipulation of settlement that, subject to final approval by the United States District Court for the Central District of California, provides for resolution of the Koenig Matter, Solak Matter, and Midler Matter (the “Koenig-Solak-Midler Settlement”). On November 3, 2025, plaintiff in the Koenig Matter filed a motion for preliminary approval of the Koenig-Solak-Midler Settlement with the United States District Court for the Central District of California. The court held a hearing on the motion for preliminary approval on November 25, 2025, and it is currently pending before the court. The defendants have not yet responded to the complaint.

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

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County (the “Midler Matter”). The Midler Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The Midler Matter also names the Company as a nominal defendant. The Midler Matter sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On July 31, 2025, the court stayed the Midler Matter for 120 days. On November 3, 2025, plaintiff in the Koenig Matter filed a motion for preliminary approval of the Koenig-Solak-Midler Settlement in the United States District Court for the Central District of California. The Midler Matter is stayed pending approval of the Koenig- Solak-Midler Settlement. The defendants have not yet responded to the complaint. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

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

Private Placement Contingency

On November 24, 2025, the Company entered into a securities purchase agreement to which the Company agreed to sell, and the Investor agreed to purchase, in a private placement, 3,133,333 shares of its common stock, par value $0.001 per share, at a purchase price of $1.00 per share, and 1,044,444 three-year warrants, executable after sixty (60) days for aggregate gross proceeds of $3,133,333. Under the terms of the agreement, purchasers are required to fund a portion of their subscription amount at closing, with the remaining amounts payable within a specified period following the initial closing. As of December 31, 2025, the Company issued 750,000 shares of common stock and 250,000 warrants for $750,000 in aggregate proceeds. The Company cannot provide assurance that it will receive the remaining subscription amounts.

NOTE 8 — RELATED PARTY TRANSACTIONS

As of December 31, 2025, the Company has accrued $384,949 of compensation related expenses for the Company’s former Chief Executive Officer, Mark Dybul, related to budget constraints.

On August 23, 2024, Avram Miller, a former member of the Company’s board of directors (the “Board of Directors”), forfeited 83,333 shares of Common Stock from the original 100,000 shares of Common Stock for advisory services originally granted to him on October 11, 2023. As consideration for such forfeiture, the Company granted to Mr. Miller, an option to purchase 97,826 shares of Common Stock of the Company with a per-share exercise price of $6.90. The Company determined that this transaction represented a modification of the original award. The Company measured the fair value of the options issued as compared to the fair value of the original issuance and determined that there was no incremental compensation to recognize as the fair value of the options was less than the fair value of the Common Stock. Therefore, the Company will recognize the remaining fair value of the original award over the remaining vesting period, which is one year. The Company recognized stock-based compensation expense of $185,373 related to the vesting of the stocks options during the quarter ended September 30, 2025. At December 31, 2025, the Company had zero unrecognized compensation cost related to the options which fully vested on August 23, 2025.

NOTE 9 — SEGMENT REPORTING

For the period ending December 31, 2025, the Company had two reportable segments. These segments have different strategic and economic goals and are managed separately because they require different technology and marketing strategies.

Reportable Segment	Description
BioSymetrics	Integrating multimodal data sources, including genomics, imaging, electronic health records, and other real-world evidence, using in vivo validation to advance biomarker discovery, therapeutic development, and precision medicine.
RENB	Utilizing AI to identify early biomarkers of cancer, and developing new immunotherapies to combat cancer

The Company’s chief executive officer is the chief operating decision maker and reviews the internal management reports for each segment at least quarterly. During the period ending December 31, 2025, there were no significant inter-company revenues or expenses. The chief operating decision maker assesses performance for each segment and decides how to allocate resources based on segment operating losses that also is reported on the consolidated statement of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

On September 2, 2025, the Court of Amsterdam (the “Court”) declared bankrupt Gedi Cube B.V. (“Gedi”), an indirect subsidiary of Lunai Bioworks, Inc. (“Lunai”), and appointed Mr. M.M. Dellebeke as the receiver in the bankruptcy. Gedi filed a voluntary petition seeking a declaration of bankruptcy due to its inability to make payments as they became due. As a result of this, the Company deconsolidated Gedi Cube B.V. due to the loss of control of the subsidiary during the period ended December 31, 2025. As a result of the deconsolidation, the Company recognized a gain on the bankruptcy of the subsidiary for $12,019,227 during the period ended December 31, 2025.

	Operating loss	Assets
United States (RENB)	$4,240,159	$544,433
United States (BioSymetrics)	557,711	6,122,013
Discontinued Operations	333,904	—
	$5,131,774	$6,666,446

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

Information regarding each reportable segment for the three months ended December 31, 2025, is as follows:

	RENB	BioSymetrics	Total
General and administrative	$1,508,302	$257,908	$1,766,210
Research and development	28,547	17,325	45,872
Depreciation and amortization	—	11,332	11,332

Segment operating loss	$1,536,849	$286,565	1,823,414

Information regarding each reportable segment for the six months ended December 31, 2025, is as follows:

	RENB	BioSymetrics	Discontinued Operations	Total
General and administrative	$3,331,171	$511,651	$333,904	$4,176,726
Research and development	48,966	21,314	—	70,280
Long-lived asset impairment	831,915	—	—	831,915
Depreciation and amortization	28,107	24,746	—	52,853

Segment operating loss	$4,240,159	$557,711	$333,904	5,131,774

Geographic information:

RENB and BioSymetrics are managed on a worldwide basis but operate in offices located in the United States and Canada, respectively. The geographic information analyses the Company’s operations and assets based on the country in which each segment operates. In presenting this geographic information, segment operating results have been based on the geographic location in which the services were provided to the segment and segment assets were based on the geographic location of the assets.

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

Consolidated unaudited pro forma information:

The following consolidated pro forma information assumes that the acquisition of BioSymetrics Inc. took place on July 1, 2024 for the statement of operations for the six month period ended December 31, 2024. These amounts have been estimated after applying the Company’s accounting policies:

	Three months ended December 31, 2024	Six months ended December 31, 2024
Revenues	$189,518	$508,436
Net loss	$(7,688,472)	$(52,188,056)

The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

NOTE 11 — SUBSEQUENT EVENTS

On February 6, 2026, subsequent to the end of the quarter, the Company received a delisting determination letter from Nasdaq indicating that the Company is no longer in compliance with the minimum bid price requirement and is not eligible for an additional compliance period. The Company has filed a request for a hearing before the Nasdaq Hearings Panel to appeal Nasdaq staff’s determination. A timely hearing request will stay the suspension of the Company’s securities and the filing of the Form 25 pending the outcome of the hearing. There can be no assurance that the appeal will be successful.

On February 6, 2026, the Chamber of Commerce of Amsterdam registered the liquidation of Grace Systems B.V. As a result, the entity is going through the liquidation process, and the board members of the Company have been appointed as liquidators. The Company is evaluating the accounting impact on the Company’s future consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance, or achievements of Lunai Bioworks Inc. (“Lunai,” and together with its subsidiaries, the “Company”, “we” or “us”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC on September 29, 2025. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of the business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved

Our Business

As of December 31, 2025, Lunai Bioworks Inc. operates through two subsidiaries, Renovaro Biosciences and BioSymetrics. BioSymetrics refers to BioSymetrics Inc. and its wholly owned subsidiary BioSymetrics Corp., which were acquired on April 8, 2025. During the quarter ended September 30, 2025, GediCube, B.V., acquired on February 13, 2024, filed for bankruptcy and ceased operations. As a result, beginning in the second quarter of 2026, the Company will no longer report on its operations.

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

Going Concern and Management’s Plans

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. As of December 31, 2025, the Company had cash and cash equivalents of $491,645, an accumulated deficit of $509,442,953 and a working capital deficit of $19,487,088. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Results of Operations for the Three and Six Months ended December 31, 2025 and 2024

The following table sets forth our revenues, expenses and net income, loss for the three and six months ended December 31, 2025 and 2024. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended				For the Six Months Ended
	December 31,		Increase/(Decrease)		December 31,		Increase/(Decrease)
	2025	2024	$	%	2025	2024	$	%
Operating Expenses
General and administrative	$1,766,210	$4,353,123	$(2,586,913)	(59)%	$4,176,726	$9,654,373	$(5,477,647)	(57)%
Research and development	45,872	161,084	(115,212)	(72)%	70,279	551,273	(480,994)	(87)%
Goodwill impairment	—	—	—	0%	—	47,614,729	(47,614,729)	100%
Long-lived asset impairment	—	—	—	0%	831,915	—	831,915	100%
Depreciation and amortization	11,332	32,109	(20,777)	(65)%	52,854	64,494	(11,640)	(18)%
Total Operating Expenses	1,823,414	4,546,316	(2,722,902)	(60)%	5,131,774	57,884,869	(52,753,095)	(91)%
LOSS FROM OPERATIONS	(1,823,414)	(4,546,316)	2,722,902	(60)%	(5,131,774)	(57,884,869)	52,753,095	(91)%
Other Income (Expenses)
Change in fair value of contingent consideration	140,000	(2,590,000)	2,730,000	(105)%	510,000	6,660,000	(6,150,000)	(92)%
Loss on extinguishment of debt	—	—	—	0%	(6,329,592)	—	(6,329,592)	(100)%
Changed in fair value of equity securities	—	—	—	0%	156,849	—	156,849	100%
Gain on bankruptcy of subsidiary	—	—	—	0%	12,019,227	—	12,019,227	100%
Interest expense	(121.508)	(98,891)	(22,617)	23%	(243,908)	(348,971)	105,063	(30)%
Interest and other income	5,518	(17,187)	22,705	(132)%	38,815	109,411	(70,596)	(65)%
Total Other Income (Expense)	(24,010)	(2,706,078)	2,730,088	(101)%	6,151,391	6,420,440	(269,049)	(4)%
NET INCOME (LOSS)	$(1,799,404)	$(7,252,394)	$5,452,990	(75)%	$1,019,617	$(51,464,429)	$52,484,046	(102)%

Revenues

We are a pre-revenue, pre-clinical biotechnology and artificial intelligence driven healthcare technology company. We have never generated revenues and have incurred losses since inception. We do not anticipate earning any revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the three months ended December 31, 2025 and 2024, were $1,823,414 and $4,546,316 respectively, representing a decrease of $2,722,902 or approximately 60%. The decrease in operating expenses primarily relates to the decrease in general and administrative expenses of $2,586,913 and research and development expenses of $115,212.

Our operating expenses for the six months ended December 31, 2025 and 2024, were $5,131,774 and $57,884,869 respectively, representing a decrease of $52,753,095, or approximately 91%. The decrease in operating expenses primarily relates to the decrease in goodwill impairment of $47,614,729, general and administrative expenses of $5,477,647, research and development expenses of $480,994, partially offset by the increase in intangible asset impairment of $831,915.

General and administrative expenses for the three months ended December 31, 2025, and 2024, were $1,766,210 and $4,353,123, respectively, representing a decrease of $2,586,913 or approximately 59%. The variance is primarily related to a decrease in legal expenses of $717,092, compensation and related expenses of $591,638, consulting fees expense of $383,735, non-cash stock-based compensation expense of $429,812 and rent expense of $136,365, investor relation expenses of $86,243 and accounting related expense of $77,120.

General and administrative expenses for the six months ended December 31, 2025, and 2024, were $4,176,726 and $9,654,373, respectively, representing a decrease of $5,477,647 or approximately 57%. The variance is related to a decrease in consulting fees expense of $1,960,495, legal expenses of $1,616,069, compensation and relates expenses of $797,019,non-cash stock-based compensation expense of $606,148, travel and related expenses of $108,772 and information technology expenses of $76,669.

Research and development expenses for the three months ended December 31, 2025, and 2024, were $45,872 and $161,084, respectively, representing a decrease of $115,212 or approximately 72%. The variance is primarily driven by a decrease of $121,511 in consulting expenses and outside services related to pre-clinical testing.

Research and development expenses for the six months ended December 31, 2025, and 2024, were $70,279 and $551,273, respectively, representing a decrease of $480,994 or approximately 87%. The variance is primarily driven by a decrease of $344,382 in consumables and reagents, and $143,777 in consulting expenses.

The Company recorded other income of $24,010 for the three months ended December 31, 2025, compared to other expense of $2,706,078 for the three months ended December 31, 2024, representing a decrease in other expense of $2,730,088 or 101%. The variance is primarily due to a decrease of $2,730,000 in the change in fair value of contingent consideration in the current period.

The Company recorded other income of $6,151,391 for the six months ended December 31, 2025, compared to other income of $6,420,440 for the six months ended December 31, 2023, representing a decrease in other expense of $269,049 or 4%. The variance is primarily due to the change in fair value of contingent consideration liability of $6,150,000 in the current period, loss on extinguishment of debt of $6,329,592 in the current period, partially offset by the gain on bankruptcy of subsidiary in the amount of $12,019,227.

Net Income (Loss)

Net loss for the three months ended December 31, 2025, and 2024, was $1,799,404 and $7,252,394, respectively, representing an decrease in net loss of $5,452,990 or approximately 75%. The decrease in net loss was primarily due to a decrease in the change in fair value of contingent consideration of $2,730,000, a decrease in general and administrative expenses of $2,586,913 and a decrease in research and development expenses of $115,212.

Net income (loss) for the six months ended December 31, 2025, and 2024, was $1,019,617 and $(51,464,429) respectively, representing a decrease in net loss of $52,484,046 or approximately 102%. The decrease in net loss was primarily due to decrease in goodwill impairment of $47,614,729, gain on bankruptcy of subsidiary of 12,019,227 and a decrease in general and administrative expenses of $5,477,647.

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

As noted above under the heading “Going Concern and Management’s Plans,” through December 31, 2025, we have incurred substantial losses. We will need additional funds both in the next twelve months and beyond for (a) research and development, (b) increases in personnel, (c) the purchase of equipment, and investment in the development and validation of our technology. The availability of any required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are currently involved or in the future may be involved could adversely affect our liquidity and financial position. We may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of December 31, 2025, the Company had $491,645 in cash and working capital deficit of $19,487,088 as compared to $92,700 in cash and working capital deficit of $28,109,502 as of June 30, 2025, an increase of 430% and decrease of 31%, respectively.

Assets

Total assets at December 31, 2025, were $6,666,446 compared to $8,230,840 as of June 30, 2025. The decrease in assets is primarily due to the impairment of operating lease right-of-use assets of $687,371, amortization of prepaid assets of $543,237, decrease of investment in equity securities of $387,851, partially offset by the increase of cash of $398,945 in the current period.

Liabilities

Total liabilities at December 31, 2025, were $20,215,234 compared to $29,580,681 as of June 30, 2025. The decrease in total liabilities was primarily related to the decrease of $7,045,741 in notes payable – related parties, $915,595 in accrued expenses, $216,220 in accounts payable, $510,000 in contingent consideration liability and $303,937 in other current liabilities.

The following is a summary of the Company’s cash flows (used in) or provided by operating, investing, and financing activities:

	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024
Net Cash Used in Operating Activities	$(2,420,323)	$(4,576,052)
Net Cash Provided by Investing Activities	543,462	—
Net Cash Provided by Financing Activities	2,293,357	4,620,162
Effect of exchange rates on cash	(17,551)	47,187
Change in Cash and Cash Equivalents	$398,945	$91,297

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

Cash provided by investing activities during the period is primarily related to proceeds from the sale of equity securities of $544,700.

Cash provided by financing activities during the period primarily related to proceeds of $750,000 from a private placement, $1,815,000, net of $58,495 placement costs, in notes payable that were partially offset by $271,643 in repayment of a finance agreement.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company and used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiency is attributed to the Company not having adequate resources to address complex accounting matters. This control deficiency will be monitored, and attention will be given to this matter as we grow.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed above. We expect to be deficient in our disclosure controls and procedures until sufficient capital is available to hire the appropriate internal accounting staff.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the six months ended December 31, 2025, that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Securities Class Action Litigation. On July 26, 2022 and July 28, 2022, securities class action complaints (the former, the “Chow Action” and the latter, the “Manici Action”) were filed by purported stockholders of the Company in the United States District Court for the Central District of California against the Company and certain of the Company’s current and former officers and directors. The complaints allege, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, by making false and misleading statements and omissions of material fact in connection with the Company’s relationship with Serhat Gümrükcü and its commercial prospects. The complaints seek unspecified damages, interest, fees, and costs. On November 22, 2022, the Manici Action was voluntarily dismissed without prejudice. The Chow Action (also referred to as the “Securities Class Action Litigation”) remains pending. On October 22, 2023, the Court appointed a lead plaintiff in the Chow Action. The lead plaintiff filed an amended complaint on December 15, 2023. The Company filed a motion to dismiss the amended complaint on March 15, 2024. The Court denied the Company’s motion to dismiss on June 28, 2024. A mediation was held on September 17, 2024, after which the parties signed a stipulation of settlement that, subject to final approval by the United States District Court for the Central District of California, provides for resolution of the Securities Class Action Litigation. The Court granted the lead plaintiff’s motion for preliminary approval of the settlement on August 18, 2025. Plaintiff filed a motion for final approval of the settlement on October 21, 2025. On November 25, 2025, the court held a hearing on lead plaintiff’s motion for final approval of the settlement, and it is currently pending before the court.

Federal Derivative Litigation. On September 22, 2022, Samuel E. Koenig filed a shareholder derivative action in the United States District Court for the Central District of California (the “Koenig Matter”). The Koenig Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants, and also names the Company as a nominal defendant. The Koenig Matter alleges violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, and also sets out claims for breach of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 24, 2023, the United States District Court for the Central District of California stayed the Koenig Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. The parties in the Koenig Matter, the Solak Matter (defined below), and the Midler Matter (defined below) have entered into a stipulation of settlement that, subject to final approval by the United States District Court for the Central District of California, provides for resolution of the Koenig Matter, Solak Matter, and Midler Matter (the “Koenig-Solak-Midler Settlement”). On November 3, 2025, plaintiff in the Koenig Matter filed a motion for preliminary approval of the Koenig-Solak-Midler Settlement with the United States District Court for the Central District of California. The court held a hearing on the motion for preliminary approval on November 25, 2025, and it is currently pending before the court. The defendants have not yet responded to the complaint.

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

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County (the “Midler Matter”). The Midler Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The Midler Matter also names the Company as a nominal defendant. The Midler Matter sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On July 31, 2025, the court stayed the Midler Matter for 120 days. On November 3, 2025, plaintiff in the Koenig Matter filed a motion for preliminary approval of the Koenig-Solak-Midler Settlement in the United States District Court for the Central District of California. The Midler Matter is stayed pending approval of the Koenig- Solak-Midler Settlement. The defendants have not yet responded to the complaint. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Plans

During the quarter ended December 31, 2025, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

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

Date: February 17, 2026	LUNAI BIOWORKS INC.

	By:	/s/ David Weinstein
David Weinstein
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nathen Fuentes
Nathen Fuentes
Chief Financial Officer
(Principal Financial and Accounting Officer)