Form 10-Q
period 2026-03-31
Lunai Bioworks Inc.
filed 2026-05-15
CIK 1527728

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, the number of shares of the registrant’s Common Stock outstanding was 36,271,119.

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

The results for the period ended March 31, 2026, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2025, filed with the Securities and Exchange Commission on September 29, 2025.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,155,272	$92,700
Investment in equity securities	—	387,851
Prepaids and other assets	577,378	566,081
Total Current Assets	3,732,650	1,046,632

Property and equipment, net	12,956	367,843

OTHER ASSETS
Definite life intangible assets, net	—	14,994
Software platform, net	115,027	143,000
Trademarks, net	4,088	8,000
Goodwill	5,963,000	5,963,000
Deposits and other assets	32,819	—
Operating lease right-of-use assets	—	687,371
Total Other Assets	6,114,934	6,816,365

TOTAL ASSETS	$9,860,540	$8,230,840
LIABILITIES

CURRENT LIABILITIES:
Accounts payable – trade	$12,675,219	$12,555,839
Accrued expenses	4,912,750	5,843,069
Other current liabilities	364,632	378,282
Contingent consideration liability	50,000	630,000
Convertible notes payable	120,000	245,000
Current portion of operating lease liabilities	288,390	313,047
Notes payable, net	—	3,580,525
Notes payable – related parties, net	871,661	5,610,372
Total Current Liabilities	19,282,652	29,156,134

NON-CURRENT LIABILITIES:
Operating lease liabilities, net of current portion	131,316	424,547
Total Non-Current Liabilities	131,316	424,547
Total Liabilities	19,413,968	29,580,681

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.0001, 350,000,000 shares authorized, 35,772,800 shares issued and outstanding at March 31, 2026; 17,739,291 shares issued and outstanding at June 30, 2025	3,577	1,774
Additional paid-in capital	502,613,040	478,296,113
Accumulated deficit	(512,014,347)	(510,462,570)
Accumulated other comprehensive (loss)	(155,698)	10,814,842
Total Stockholders’ Deficit	(9,553,428)	(21,349,841)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,860,540	$8,230,840

See accompanying notes to the unaudited condensed consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Service Revenue	$20,942	$—	$20,942	$—

Cost of Goods Sold	$—	$—	$—	$—

Gross profit (Loss)	$20,942	$—	$20,942	$—

Operating Expenses
General and administrative	$1,421,255	$4,224,590	$5,597,980	$13,878,963
Research and development	15,946	(94,073)	86,226	457,200
Goodwill impairment	—	—	—	47,614,729
Long-lived asset impairment	—	—	831,915	—
Depreciation and amortization	11,001	31,975	63,855	90,727
Total Operating Expenses	1,448,202	4,162,492	6,579,977	62,047,361

LOSS FROM OPERATIONS	(1,477,260)	(4,162,492)	(6,559,034)	(62,047,361)

Other Income (Expenses)

Change in fair value of contingent consideration	70,000	4,330,000	580,000	10,990,000
Loss on extinguishment of debt	(1,086,116)	—	(7,415,708)	—
Change in fair value of equity securities	—	210,281	156,849	210,281
Gain on bankruptcy of subsidiary	—	—	12,019,227	—
Interest expense	(108,052)	(188,685)	(351,960)	(537,656)
Interest and other income (expense)	(19,966)	72	18,849	109,483
Total Other Income (Expense)	(1,144,134)	4,351,688	5,007,257	10,772,108

NET INCOME (LOSS)	$(2,571,394)	$189,176	$(1,551,778)	$(51,275,253)

BASIC INCOME (LOSS) PER SHARE	$(0.10)	(0.00)	$(0.07)	$(3.18)

DILUTED INCOME (LOSS) PER SHARE	$(0.10)	(0.00)	$(0.07)	$(3.18

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - BASIC	24,994,200	16,233,457	23,742,675	16,137,745

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING - DILUTED	24,994,200	16,393,047	23,742,675	16,137,745

See accompanying notes to the unaudited condensed consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Net Income (Loss)	$(2,571,394)	$189,176	$(1,551,778)	$(51,275,253)
Other Comprehensive Income (Loss)
Foreign Currency Translation, net of taxes	(16,675)	4,623,214	(10,970,540)	946,457

Comprehensive Income (Loss)	$(2,588,069)	$4,812,390	$(12,522,318)	$(50,328,796)

See accompanying notes to the unaudited condensed consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
June 30, 2024	15,845,264	$1,585	$464,601,486	$(332,455,081)	$(170,846)	$131,977,144
Issuance of common stock under private placement offering	142,346	14	2,096,166	—	—	2,096,180
Restricted shares issued for services rendered	200,000	20	1,399,980	—	—	1,400,000
Forfeited shares of common stock	(83,333)	(8)	8	—	—	—
Stock-based compensation	—	—	357,648	—	—	357,648
Net loss	—	—	—	(44,212,036)	—	(44,212,036)
Foreign currency translation adjustment	—	—	—	—	6,468,061	6,468,061

September 30, 2024	16,104,277	$1,611	$468,455,288	$(376,667,117)	$6,297,215	$98,086,997
Issuance of common stock under private placement offering	19,014	2	279,998	—	—	280,000
Restricted shares issued for services rendered	66,000	7	393,393	—	—	393,400
Restricted shares issued for executive compensation	25,000	3	137,497	—	—	137,500
Stock-based compensation	—	—	558,631	—	—	558,631
Net loss	—	—	—	(7,252,394)	—	(7,252,394)
Foreign currency translation adjustment	—	—	—	—	(10,144,818)	(10,144,818)

December 31, 2024	16,214,291	$1,623	$469,824,807	$(383,919,511)	$(3,847,603)	$82,059,316
Restricted shares issued for executive compensation	25,000	3	15,919	—	—	15,922
Stock-based compensation	—	—	1,499,199	—	—	1,499,199
Net Income	—	—	—	189,176	—	189,176
Foreign currency translation adjustment	—	—	—	—	4,623,214	4,623,214

March 31, 2025	16,239,291	$1,626	$471,339,925	$(383,730,335)	$775,611	$88,386,827

	# of Shares	Common Shares	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
June 30, 2025	17,739,291	$1,774	$478,296,113	$(510,462,570)	$10,814,842	$(21,349,841)
Issuance of common stock pursuant to conversion of convertible notes	5,355,809	536	16,066,892	—	—	16,067,428
Issuance of common stock pursuant to settlement of accounts payable	85,147	8	184,301	—	—	184,309
Stock-based compensation	—	—	181,312	—	—	181,312
Shares added for fractional shares pursuant to reverse stock split	30	—	—	—	—	—
Net income	—	—	—	2,819,021	—	2,819,021
Foreign currency translation adjustment	—	—	—	—	(10,943,003)	(10,943,003)

September 30, 2025	23,180,277	$2,318	$494,728,618	$(507,643,549)	$(128,161)	$(13,040,774)
Restricted shares issued for services rendered	40,000	4	40,676	—	—	40,680
Issuance of common stock pursuant to settlement	237,500	24	227,976	—	—	228,000
Issuance of common stock under private placement offering	750,000	75	749,925	—	—	750,000
Issuance of common stock pursuant to conversion of convertible notes	4,579	1	154,752	—	—	154,753
Forfeited shares of common stock	(25,000)	(3)	3	—	—	—
Stock-based compensation	—	—	128,819	—	—	128,819
Net loss	—	—	—	(1,799,404)	—	(1,799,404)
Foreign currency translation adjustment	—	—	—	—	(10,862)	(10,862)

December 31, 2025	24,187,356	$2,419	$496,030,769	$(509,442,953)	$(139,023)	$(13,548,788)
Issuance of common stock pursuant to conversion of convertible notes	3,909,293	391	1,914,495	—	—	1,914,886
Issuance of common stock under ATM offering	7,676,151	768	4,498,783	—	—	4,499,551
Stock-based compensation	—	—	168,993	—	—	168,993
Net loss	—	—	—	(2,571,394)	—	(2,571,394)
Foreign currency translation adjustment	—	—	—	—	(16,675)	(16,675)
March 31, 2026	35,772,800	$3,577	$502,613,040	$(512,014,347)	$(155,698)	$(9,553,428)

See accompanying notes to the unaudited condensed consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,551,778)	$(51,275,253)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	72,339	96,469
Loss on extinguishment of debt	7,415,708	—
Change in value of contingent consideration	(580,000)	(10,990,000)
Change in value of equity securities	(156,849)	(210,281)
Stock-based compensation expense	479,124	2,415,478
Restricted shares for services rendered	268,679	1,946,844
Gain on bankruptcy of subsidiary	(12,019,227)	—
Long-lived asset impairment	831,915	—
Goodwill impairment	—	47,614,729
Gain on settlement of accounts payable	(22,327)	—
Amortization of discount of notes payable	80,000	32,024
Changes in assets and liabilities:
Other receivables	(70,236)	986,870
Prepaid expenses/deposits	(39,911)	744,557
Accounts payable	1,417,035	2,277,375
Accrued expenses	305,328	379,468
Other current liabilities	263,422	(68,437)
Operating leases, net	(140,401)	(13,354)
NET CASH USED IN OPERATING ACTIVITIES	(3,447,179)	(6,063,511)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of equitable securities	544,700	(1,464,389)
Purchase of property and equipment	(1,238)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	543,462	(1,464,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of finance agreement	(575,681)	(699,588)
Proceeds from private placement	750,000	2,376,181
Proceeds from ATM Offering, net of issuance costs	4,499,551	—
Proceeds from subscription payable	—	3,000,000
Proceeds from notes payable	2,323,000	3,527,822
Repayment of Notes Payable	(1,000,001)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,996,869	8,204,415
		—
Effect of exchange rates on cash	(30,580)	26,020

NET CHANGE IN CASH	3,062,572	702,535

CASH, BEGINNING OF PERIOD	92,700	220,467

CASH, END OF PERIOD	$3,155,272	$923,002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$137,300	$15,995

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Finance agreement entered into in exchange for prepaid assets	$608,075	$1,018,930
Conversion of convertible note payable for issuance of common stock	$10,721,153	$—
Debt discount related to convertible promissory notes	$—	$24,954
Cancellation of stock options	$127,032	$—
Cancellation of restricted stock awards	$36,973	$83

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

Basis of Presentation – The Company prepares consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and follows the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The accompanying financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2026, and 2025 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2025 audited financial statements. The results of operations for the period ended March 31, 2026 are not necessarily indicative of the operating results for the full year.

Consolidation – For the three and nine months ended March 31, 2026, and 2025, the condensed consolidated financial statements include the accounts and operations of the Company and its subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

Bankruptcy - The Company accounts for bankruptcy under ASC 810, Consolidation. On September 2, 2025, the Court of Amsterdam declared bankrupt Gedi Cube B.V. (“Gedi”), an indirect subsidiary of Lunai Bioworks, Inc. As of the nine months ended March 31, 2026 the Company deconsolidated Gedi Cube B.V., derecognizing its net liabilities and releasing the cumulative translation adjustment balance to earnings. The bankruptcy resulted in a gain of $12,019,227 during the nine months ended March 31, 2026.

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

Loss Per Share –Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and potentially dilutive shares of Common Stock. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options and warrants that have been granted but have not been exercised and shares issuable upon conversion of convertible common stock and convertible notes. The Company had 902,211 and 1,285,039 potential shares of Common Stock excluded from the Diluted EPS calculation as of March 31, 2026, and 2025, respectively.

Functional Currency & Foreign Currency Translation – The functional currency of Renovaro Denmark is the Danish Kroner (“DKK”) and the functional currency of Renovaro Cube is the Euro (“EUR”) and the functional currency of BioSymetrics Corp. is Canadian Dollar (“CAD”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the periods ended March 31, 2026, and 2025. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Investment in Equity Securities – The Company accounts for investments in equity securities in accordance with ASC 321, Investments—Equity Securities. Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in net income or loss. Equity securities without readily determinable fair values are measured at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company evaluates such investments at each reporting period for impairment or other observable transactions that would require adjustment. On February 28, 2025, the Company purchased $500,000 of equity securities. During the period ended March 31, 2026, the Company recorded a change in fair value of equity securities for $156,849 and sold the securities for $544,700. The investment in equity securities balance at March 31, 2026, was zero.

New Accounting Pronouncements Not Yet Adopted - Recent accounting pronouncements issued by the FASB that have not yet been adopted by the Company are not expected to have a material impact on the Company’s present or future consolidated financial statements.

Revenue Recognition - The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, when control of promised goods or services is transferred to the customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

During the three months ended March 31, 2026, the Company, through its wholly owned subsidiary BioSymetrics Corporation (Canada), entered into a research services agreement with Kapoose Creek Bio (the “Customer”) for total fixed consideration of $172,000 over an 18-month service period. The Company identified a single performance obligation, consisting of research services to be provided to the Customer over the contract term. Because the Customer simultaneously receives and consumes the benefits of the Company’s performance as the services are rendered, the performance obligation is satisfied over time in accordance with ASC 606-10-25-27(a). The Company recognizes revenue ratably on a daily basis over the 18-month service period. Management determined that this time-based measure of progress provides a faithful depiction of the transfer of services to the Customer because the services are provided continuously over the contract term, the Customer benefits from the services evenly throughout the period, and there are no milestones, deliverables, or other indicators that would suggest an uneven transfer of value. The contract is denominated in Canadian dollars; revenue is translated into U.S. dollars at the average exchange rate for the period, and any related contract balances are remeasured at the period-end spot rate, with translation adjustments recorded in accumulated other comprehensive income.

All revenue recognized during the period was generated from a single customer under a single research services contract.

For the three and nine months ended March 31, 2026, the Company recognized revenue of $20,942 under this arrangement. As of March 31, 2026, the Company had a contract liability (deferred revenue) of $61,374, representing consideration received or receivable in advance of services being performed, which will be recognized as revenue over the remaining service period and is included within other current liabilities on the balance sheet.

NOTE 2 — GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. As of March 31, 2026, the Company had cash and cash equivalents of $3,155,272, an accumulated deficit of $512,014,347 and a working capital deficit of $15,550,002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

There were no Level 1, 2 or 3 assets, nor any Level 1 or 2 liabilities as of March 31, 2026.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, lease obligations and notes payable approximate their recorded values due to their short-term maturities.

Level 3 liabilities held as of March 31, 2026, consisted of a contingent consideration liability related to the February 13, 2024 acquisition of Renovaro Cube, (the “Acquisition”). As consideration for the Acquisition, the stockholders of Renovaro Cube received (i) 7,083,418 shares of Common Stock, and (ii) the right to receive up to 1,189,954 contingent shares pro rata upon the exercise of convertible notes, options, and warrants, which were outstanding at closing. The contingent consideration liability was recorded at fair value of $20,557,500 at the time of the Acquisition and is subsequently remeasured to fair value at the end of each reporting period. As of March 31, 2026, there were 254,621 contingent shares issuable in connection with the Acquisition.

The fair value of the contingent consideration liability is estimated using a Black-Scholes option-pricing model and a Monte-Carlo option pricing model. The key inputs to the model are all contractual or observable with the exception being volatility, which is computed based on the volatility of the Company’s underlying stock. The key inputs to valuing the contingent consideration liability as of March 31, 2026, were:

Schedule of key input to valuing the contingent consideration liability
Stock Price	$0.41
Exercise Price	$5.30 - $19.20
Volatility	130.2% - 160.6%
Risk Free Rate	3.41% - 3.82%
Expected Dividends	0%
Expected Term (years)	1.95 – 6.56

The following table sets forth the Level 3 liability at March 31, 2026, which is recorded on the consolidated balance sheet at fair value on a recurring basis. As required, this liability is classified based on the lowest level of input that is significant to the fair value measurement:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2025	—	—	$630,000
Fair value adjustment	—	—	(580,000)
Contingent Consideration Liability at March 31, 2026	—	—	$50,000

NOTE 4 — INTANGIBLE ASSETS AND GOODWILL

On April 8, 2025, the Company acquired Biosymetrics, Inc. as a wholly owned subsidiary pursuant to a stock purchase agreement. As part of the acquisition of Biosymetrics, Inc., the Company acquired goodwill valued at $5,963,000, software valued at $143,000 and Trademark valued at $8,000.

At March 31, 2026 and June 30, 2025, definite-life and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2025	Additions	Amortization	Imp[airment	Effect of Currency Translation	March 31, 2026
Definite Life Intangible Assets
Software Platform	5 Years	$143,000	—	—	—	$—	$143,000
Trademark	2 Years	$8,000	—	—	—	$—	$8,000
Patents	20 Years	$313,010	—	—	—	$(7,118)	$305,892
Less Accumulated Amortization - Software		$—	—	$(27,973)	—	$—	$(27,973)
Less Accumulated Amortization - Trademark		$—	—	$(3,912)	—	$—	$(3,912)
Less Accumulated Amortization - Patents		$(298,016)	—	(11,728)	—	$3,852	$(305,892)
Net Definite-Life Intangible Assets		$165,994	$—	$(43,614)	$—	$(3,266)	$119,115

Goodwill		$5,963,000	—	—	—	$—	$5,963,000
Total Goodwill		$5,963,000	$—	$—	$—	$—	$5,963,000

Expected future amortization expense is as follows:

Years ended June 30,
2026	$23,823
2027	23,823
2028	23,823
2029	23,823
Thereafter	23,822
Total	$119,115

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

The December 2023 Notes balance at March 31, 2026, was $120,000.

Notes Payable —

From February 12, 2026, to March 17, 2026, the Company issued Promissory Notes in the aggregate principal amount of $308,000. The Notes bear an interest rate of 10% per annum and mature on June 30, 2026, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date. This note was converted to equity as of March 24, 2026. See March 24, 2026 Debt Exchange Agreement disclosure listed below.

From February 23, 2026, to March 9, 2026, the Company issued Promissory Notes in the aggregate principal amount of $200,000. The Notes bear an interest rate of 10% per annum and mature on June 30, 2026, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date. The notes balance at March 31, 2026, was $200,000.

On December 15, 2025, the Company issued a Promissory Note in the aggregate principal amount of $200,000. The Note bears an interest rate of 10% per annum and matures on June 30, 2026, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date. This note was converted to equity as of March 24, 2026. See March 24, 2026 Debt Exchange Agreement disclosure listed below.

On August 18, 2025, the Company issued Promissory Notes in the aggregate principal amount of $1,000,000 incurring $80,000 of placement costs. The Notes bear an interest rate of 18% per annum and mature on the 6-month anniversary of the Issue Date, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date. These notes were paid in full on March 26, 2026 with total principal of $1,000,000 and interest of $108,494.

From July 3, 2025, to August 19, 2025, the Company issued Promissory Notes in the aggregate principal amount of $695,000. The Notes bear an interest rate of 10% per annum and mature on June 30, 2026, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date. The notes balance at March 31, 2026, was $400,000. Note balance of $295,000 was converted to equity as of March 24,2026. See March 24, 2026 Debt Exchange Agreement disclosure listed below.

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

On March 24, 2026, Lunai Bioworks, Inc. (the “Company”) entered into separate debt exchange agreements (collectively, the “Debt Exchange Agreements”) with three of the Company’s holders (each a “Holder”) of secured promissory notes (the “Investor Notes”). Pursuant to the Debt Exchange Agreements, the Holders agreed to cancel and extinguish an aggregate of $828,770 of outstanding principal and accrued interest owed under the Investor Notes in exchange for an aggregate of 3,909,293 shares of the Company’s common stock, par value $0.0001 per share (the “Exchange Shares”), and common stock purchase warrants to acquire an aggregate of 1,433,621 additional shares of common stock (the “Warrants”). The company valued the shares using the stock price on March 24, 2026 of $0.365 totaling $1,426,892 and the warrants at $0.3404 totaling $487,994 and recorded a loss on extinguishment of $1,086,116.

The Exchange Shares are issuable at an implied exchange price of $0.21 per share. Each Warrant will be immediately exercisable for one share of common stock at an exercise price of $0.21 per share and will expire on March 24, 2036.

At the closing, the Company cancelled the applicable Investor Notes and released the related security interests under that certain Amended and Restated Security Agreement dated January 2, 2024, as amended.

Bridge Loans — From June 4, 2025 to June 14, 2025, the Company entered into agreements with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”) and Laksya Ventures Inc. to issue Promissory Notes for the principal amount of $1,725,000 to each note holder. The Company received $3,450,000 in gross proceeds. The notes bear an interest rate of 10% per annum and mature on December 31, 2025. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory notes for new convertible promissory notes. The exchange resulted in a $2,262,774 loss on extinguishment of debt. Immediately following the issuance of the convertible notes on July 7, 2025, the investors elected to convert the entire note balance for shares of common stock. The notes balance at March 31, 2026 was zero with Paseco ApS and Laksya Ventures Inc.

From October 21, 2024 to January 24, 2025, the Company entered into agreements with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of $2,650,000. The Company received $2,650,000 in gross proceeds. The notes bear an interest rate of 10% per annum and mature from December 31, 2024 to December 31, 2025. Approximately $700,000 matured on December 31, 2024, $900,000 matured on December 31, 2025 and $1,050,000 matured on January 31, 2025. On February 24, 2025, Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory notes for new convertible promissory notes. The exchange resulted in a $1,821,843 loss on extinguishment of debt. Immediately following the issuance of the convertible notes on July 7, 2025, the investors elected to convert the entire note balance for shares of common stock. The note balance at March 31, 2026, was zero with Paseco ApS and Laksya Ventures Inc.

From November 12, 2024 to December 3, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of €450,000. The note bears an interest rate of 10% per annum and matures on December 1, 2025. On February 24, 2025 Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory notes for new convertible promissory notes. The exchange resulted in a $364,303 loss on extinguishment of debt. Immediately following the issuance of the convertible notes on July 7, 2025, the investors elected to convert the entire note balance for shares of common stock. The note balance at March 31, 2026 was approximately zero with Paseco ApS and Laksya Ventures Inc.

On November 1, 2024, Renovaro Cube entered into an agreement with Yalla Yalla Limited, an investor, to issue a Promissory Note for the amount of approximately €225,000. The note bears an interest rate of 10% per annum and matured on February 24, 2025. The note balance at March 31, 2026 was approximately $270,000.

On September 16, 2024, the Company entered into an agreement with RS Bio ApS, a Danish entity controlled by a shareholder (“RS Bio”), to issue a Promissory Note for the principal amount of $100,000 (the “September 2024 Note”). The Company received $100,000 in gross proceeds. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $71,112 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance at March 31, 2026 was zero.

On September 6, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue a Promissory Note for the principal amount of €50,000. The note bears an interest rate of 12% per annum and matures on September 9, 2025. On February 24, 2025 Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $41,319 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance at March 31, 2026 was zero with Paseco ApS and Laksya Ventures Inc.

On February 5, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263 (the “February 2024 Note”). The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $80,343 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance, net of discount at March 31, 2026 was zero.

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315. The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $401,715 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance, net of discount at March 31, 2026 was zero.

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000. The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the note. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $591,198 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance, net of discount at March 31, 2026 was zero.

Promissory Note — On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Promissory Note”) to Paseco ApS. There have been eight amendments to the Promissory Note since the issuance date, the most recent of which is dated August 1, 2024. The principal amount of the Promissory Note, as amended, was payable on November 1, 2024 (the “Maturity Date”). The Promissory Note, as amended, bears interest at a fixed rate of 12% per annum. On February 24, 2025 Paseco ApS assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $694,985 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The Promissory Note balance at March 31, 2026 was zero.

The Company’s obligations under the referenced Promissory and Bridge Notes, except for those originally entered into by Renovaro Cube, are secured by a Security Agreement. To secure the Company’s obligations under the Promissory Note, the Company entered into a Security Agreement with the Holder, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) for the benefit of Paseco ApS, Rene Sindlev and Laksya Ventures. Upon an Event of Default (as defined in the notes, respectively) Paseco ApS, Rene Sindlev and Laksya Ventures may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease, or dispose of the Collateral. As of March 31, 2026, Rene Sindleve remains the only Holder with lien rights.

NOTE 6 — STOCKHOLDERS’ EQUITY

Common Stock Issuances

During the period from March 17, 2026 through March 26, 2026, the Company sold an aggregate of 7,676,151 shares of its common stock pursuant to its At-The-Market Offering Agreement (the “ATM Program”). Net proceeds to the Company from such sales, after deducting commissions and offering expenses, were approximately $4,499,551. The Company intends to use the net proceeds from the ATM Program for working capital and general corporate purposes.

On March 24, 2026, Lunai Bioworks, Inc. (the “Company”) entered into separate debt exchange agreements (collectively, the “Debt Exchange Agreements”) with three of the Company’s holders (each a “Holder”) of secured promissory notes (the “Investor Notes”). Pursuant to the Debt Exchange Agreements, the Holders agreed to cancel and extinguish an aggregate of $828,770 of outstanding principal and accrued interest owed under the Investor Notes in exchange for an aggregate of 3,909,293 shares of the Company’s common stock, par value $0.0001 per share (the “Exchange Shares”), and common stock purchase warrants to acquire an aggregate of 1,433,621 additional shares of common stock (the “Warrants”). See Note 5.

The Exchange Shares are issuable at an implied exchange price of $0.21 per share. Each Warrant will be immediately exercisable for one share of common stock at an exercise price of $0.21 per share and will expire on March 24, 2036.

At the closing, the Company cancelled the applicable Investor Notes and released the related security interests under that certain Amended and Restated Security Agreement dated January 2, 2024, as amended.

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

On November 24, 2025, the Company entered into a securities purchase agreement to which the Company agreed to sell, and the Investor agreed to purchase, in a private placement, 3,133,333 shares of its common stock, par value $0.001 per share, at a purchase price of $1.00 per share, and 1,044,444 three-year warrants, executable after sixty (60) days for aggregate gross proceeds of $3,133,333. As of March 31, 2026, the Company issued 750,000 shares of common stock for $750,000 in aggregate proceeds.

On December 29, 2025 a convertible note outstanding was fully converted for principal and interest in the amount of $154,753 for 4,579 shares of Common Stock automatically upon maturity at the Note Conversion Price of $33.80 (see note 5).

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees and directors based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used to estimate the fair values of the stock options granted using the Black-Scholes option-pricing model are as follows in the nine months ended March 31, 2026:

Lunai Bioworks Inc.
Expected term (in years)	5.5 - 6.0
Volatility	121.35% - 123.59%
Risk free interest rate	3.69%
Dividend yield	0%

On August 23, 2024, Avram Miller, a former member of the Company’s board of directors (the “Board of Directors”), forfeited 83,333 shares of Common Stock from the original 100,000 shares of Common Stock for advisory services originally granted to him on October 11, 2023. As consideration for such forfeiture, the Company granted to Mr. Miller, an option to purchase 97,826 shares of Common Stock of the Company with a per-share exercise price of $6.90. The Company determined that this transaction represented a modification of the original award. The Company measured the fair value of the options issued as compared to the fair value of the original issuance and determined that there was no incremental compensation to recognize as the fair value of the options was less than the fair value of the Common Stock. Therefore, the Company recognized the remaining fair value of the original award over the remaining vesting period, which is one year. The Company recognized stock-based compensation expense of $185,373 related to the vesting of the stocks options during the quarter ended September 30, 2025. At March 31, 2026, the Company had zero unrecognized compensation cost related to the options which fully vested on August 23, 2025.

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

In total, the Company recognized stock-based compensation expense related to options of $168,993 and $479,124 net a recapture of $127,032 related to options and $36,973 related to restricted stock awards for the three and nine months ended March 31, 2026, respectively. The Company recognized stock-based compensation expense related to options of $263,631 and $1,179,940 for the three and nine months ended March 31,2025, respectively. At March 31, 2026, the Company had approximately $442,805 of unrecognized compensation cost related to non-vested options.

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

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. The Company paid zero under the HBV License Agreement during the quarters ending March 31, 2026, and 2025. The Company has filed a claim against the Licensors, which includes certain payments it made related to this license (see Contingencies sub-section below).

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

On December 4, 2023, the Defendants answered the Company’s First Amended Complaint and G Tech and SRI filed a Cross-Complaint. In the Cross-Complaint, G Tech and SRI seek declaratory and injunctive relief related to certain agreements between G Tech, SRI, and the Company, including, inter alia, a declaration that the Framework Agreement, effective as of November 15, 2019, the Statement of Work & License Agreement, effective as of January 31, 2020, and the Statement of Work and License Agreement for Influenza and Coronavirus Indications, effective as of April 18, 2021, have been terminated and the Company has no rights to any license under such agreements. Trial was scheduled to begin on March 3, 2025. On November 14, 2024, the court vacated the March 3, 2025, trial date and set a trial setting conference for May 1, 2025. At the May 1, 2025, trial setting conference, the court reset the trial to begin on November 30, 2026. Discovery remains ongoing. The Company denies the allegations in Defendants’ cross claims and intends to vigorously defend against them while pursuing its claims against the Defendants. A hearing regarding the status of the case is scheduled on June 12, 2026.

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

On February 26, 2025, the Court ruled on the balance of the claims against the Company and (1) denied the Company’s motion to dismiss Weird Science’s breach of contract claims related to registration statements filed in 2020 and 2022; (2) dismissed the fraudulent inducement claim as time barred; and (3) dismissed the declaratory judgment claim. The Company denies Plaintiffs’ allegations and remaining claims and intends to vigorously defend against these claims. The parties have agreed to schedule a mediation to address a global resolution of the parties’ claims and counterclaims. The mediation has not yet been scheduled.

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

On June 21, 2024, the Company filed suit against Weird Science, Gumrukcu, Wittekind, and certain trusts in connection with the February 16, 2018 merger involving the Company and two companies closely associated with Gumrukcu. In the complaint, the Company alleges that Gumrukcu and others deliberately and fraudulently concealed a murder-for-hire scheme from the Company in order to induce the Company to enter into the merger agreement, which resulted in the defendants receiving shares and compensation. The Company asserts claims for fraudulent concealment, equitable fraud, unjust enrichment, and civil conspiracy and seeks, inter alia, equitable relief, including, but not limited to, return to the Company any shares received in connection with the merger, and damages. On October 1, 2024, the defendants moved to dismiss the complaint. A hearing took place on June 25, 2025, and on November 7, 2025, the Court granted defendants’ motion and dismissed the complaint. The only remaining claim is against Mr. Gumrukcu. The Company intends to pursue that claim to judgment. Chancellor Zum has issued an order providing that the Company new counsel has until March 8, 2027 to retain new counsel.

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

Private Placement Contingency

On November 24, 2025, the Company entered into a securities purchase agreement to which the Company agreed to sell, and the Investor agreed to purchase, in a private placement, 3,133,333 shares of its common stock, par value $0.001 per share, at a purchase price of $1.00 per share, and 1,044,444 three-year warrants, executable after sixty (60) days for aggregate gross proceeds of $3,133,333. Under the terms of the agreement, purchasers are required to fund a portion of their subscription amount at closing, with the remaining amounts payable within a specified period following the initial closing. As of March 31, 2026, the Company issued 750,000 shares of common stock and 250,000 warrants for $750,000 in aggregate proceeds. The Company cannot provide assurance that it will receive the remaining subscription amounts.

NOTE 8 — RELATED PARTY TRANSACTIONS

As of March 31, 2026, the Company has accrued $384,949 of compensation related expenses for the Company’s former Chief Executive Officer, Mark Dybul, related to budget constraints.

On August 23, 2024, Avram Miller, a former member of the Company’s board of directors (the “Board of Directors”), forfeited 83,333 shares of Common Stock from the original 100,000 shares of Common Stock for advisory services originally granted to him on October 11, 2023. As consideration for such forfeiture, the Company granted to Mr. Miller, an option to purchase 97,826 shares of Common Stock of the Company with a per-share exercise price of $6.90. The Company determined that this transaction represented a modification of the original award. The Company measured the fair value of the options issued as compared to the fair value of the original issuance and determined that there was no incremental compensation to recognize as the fair value of the options was less than the fair value of the Common Stock. Therefore, the Company will recognize the remaining fair value of the original award over the remaining vesting period, which is one year. The Company recognized stock-based compensation expense of $185,373 related to the vesting of the stocks options during the quarter ended September 30, 2025. At March 31, 2026, the Company had zero unrecognized compensation cost related to the options which fully vested on August 23, 2025.

NOTE 9 — SEGMENT REPORTING

For the period ending March 31, 2026, the Company had two reportable segments. These segments have different strategic and economic goals and are managed separately because they require different technology and marketing strategies.

Reportable Segment	Description
BioSymetrics	Integrating multimodal data sources, including genomics, imaging, electronic health records, and other real-world evidence, using in vivo validation to advance biomarker discovery, therapeutic development, and precision medicine.
RENB	Utilizing AI to identify early biomarkers of cancer, and developing new immunotherapies to combat cancer

The Company’s chief executive officer is the chief operating decision maker and reviews the internal management reports for each segment at least quarterly. During the period ending March 31, 2026, there were no significant inter-company revenues or expenses. The chief operating decision maker assesses performance for each segment and decides how to allocate resources based on segment operating losses that also is reported on the consolidated statement of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

On September 2, 2025, the Court of Amsterdam (the “Court”) declared bankrupt Gedi Cube B.V. (“Gedi”), an indirect subsidiary of Lunai Bioworks, Inc. (“Lunai”), and appointed Mr. M.M. Dellebeke as the receiver in the bankruptcy. Gedi filed a voluntary petition seeking a declaration of bankruptcy due to its inability to make payments as they became due. As a result of this, the Company deconsolidated Gedi Cube B.V. due to the loss of control of the subsidiary during the period ended March 31, 2026. As a result of the deconsolidation, the Company recognized a gain on the bankruptcy of the subsidiary for $12,019,227 during the period ended March 31, 2026.

	Operating loss	Assets
United States (RENB)	$(5,447,100)	$3,606,768
United States (BioSymetrics)	(766,228)	6,253,772
Discontinued Operations	(345,707)	—
	$(6,559,034)	$9,860,540

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

Information regarding each reportable segment for the three months ended March 31, 2026, is as follows:

	RENB	BioSymetrics	Total
Service Revenue	$—	$20,942	$20,942
General and administrative	1,179,160	242,095	1,421,255
Research and development	17,191	(1,245)	15,946
Depreciation and amortization	2,653	8,348	11,001
Segment operating loss	$(1,199,004)	$(228,256)	(1,427,260)

Information regarding each reportable segment for the nine months ended March 31, 2026, is as follows:

	RENB	BioSymetrics	Discontinued Operations	Total
Service Revenue	$—	$20,942	$—	$20,942
General and administrative	4,518,267	734,005	345,707	5,597,980
Research and development	66,158	20,069	—	86,226
Long-lived asset impairment	831,915	—	—	831,915
Depreciation and amortization	30,760	33,095	—	63,855
Segment operating loss	$(5,447,100)	$(766,228)	$(345,707)	(6,559,034)

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

Consolidated unaudited pro forma information:

The following consolidated pro forma information assumes that the acquisition of BioSymetrics Inc. took place on July 1, 2024 for the statement of operations for the nine month period ended March 31, 2025. These amounts have been estimated after applying the Company’s accounting policies:

	Three months ended March 31, 2025	Nine months ended March 31, 2025
Revenues	$272,398	$780,834
Net loss	$(7,684,155)	$(52,619,817)

The unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

NOTE 11 — SUBSEQUENT EVENTS

Common stock Issuance Pursuant to At-the Market Offering. On April 7, 2026, the Company sold 500,000 shares of its common stock pursuant to its at-the-market offering program at an average price of $0.45 per share. The Company received aggregate net proceeds of approximately $219,405 after deducting issuance costs and commissions associated with the offering.

Acquisition of Neurobridge IP Holdings Incorporated and Issuance of Series B Convertible Preferred Stock. On May 1, 2026, subsequent to the period covered by this report, the Company completed the acquisition of Neurobridge IP Holdings Incorporated (“Neurobridge”) pursuant to an Agreement and Plan of Merger dated as of April 27, 2026 (the “Merger Agreement”). The Merger Agreement was entered into with Neurobridge IP Holdings Incorporated (“Holdings”), Lunai Bioworks IP, Inc., a wholly owned subsidiary of the Company (“Merger Sub”), and the holders of all of the issued and outstanding capital stock of Holdings, namely Oncotelic Inc. and Pelerin Therapeutics Inc. (the “Holders”). The aggregate consideration consisted of eight shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), each with a stated value of $2,500,000, for an aggregate stated value of $20,000,000. On May 1, 2026, the Company filed a Certificate of Designation of Series B Convertible Preferred Stock (the “Certificate of Designation”) with the Secretary of State of the State of Delaware. The material terms of the Series B Preferred Stock include: (i) the Series B Preferred Stock will become convertible into Common Stock only upon and after receipt of the stockholder approval required by Nasdaq Listing Rule 5635, at a fixed conversion price of $1.50 per share, resulting in a maximum of 13,333,333 shares of Common Stock issuable upon full conversion; (ii) the Series B Preferred Stock is subject to a per-holder 4.99% beneficial ownership limitation under Section 13(d) of the Exchange Act, which a holder may elect to increase to 9.99% upon 61 days’ prior written notice (which limitation is separate from, and operates independently of, the Nasdaq Listing Rule 5635(d) 20% issuance threshold described in clause (i) above, the application of which is addressed through the conditional-conversion structure rather than a 19.9% issuance cap); (iii) the Series B Preferred Stock ranks senior to the Common Stock with respect to liquidation, with a senior liquidation preference equal to the aggregate Stated Value ($20,000,000); (iv) the Series B Preferred Stock has no voting rights (except as required by the Delaware General Corporation Law), no redemption rights, no sinking fund, no mandatory conversion rights, and no price-based anti-dilution protection; and (v) the Series B Preferred Stock is entitled to participate in any dividends declared on the Common Stock on an as-converted basis. The Series B Preferred Stock and the shares of Common Stock issuable upon conversion were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act. Further information is set forth in the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026.

Approval of Further Reverse Stock Split Proposal. On May 8, 2026, the Company held a special meeting of stockholders at which the Company’s stockholders approved a proposal authorizing the Board of Directors to effect a further reverse stock split of the Company’s issued and outstanding common stock at a ratio in the range of 1-for-3 to 1-for-30, to be determined in the Board’s discretion. Subsequent to the special meeting, the Board selected a specific ratio within the approved range. The Company expects to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware and to effect the further reverse stock split later this month, in advance of the Bid Price Rule deadline described below.

Filing of Civil Action Against Alleged Naked Short Sellers. On May 11, 2026, the Company filed a civil complaint captioned Lunai Bioworks, Inc. v. Does 1-50, Roe Corporations 1-50, and XYZ LLCs 1-50 in the United States District Court for the District of Delaware against unidentified persons and entities alleged to have engaged in “naked” short selling of the Company’s common stock. The complaint asserts claims for securities fraud (stock manipulation) and intentional tort, and alleges, among other things, that the defendants engaged in a coordinated and systematic scheme of naked short selling in violation of Regulation SHO under the Securities Exchange Act of 1934, with failure-to-deliver volumes reaching as high as 234.6 times the maximum baseline daily failure-to-deliver rate, including during one period in which failure-to-deliver volumes reached 81.6% of the Company’s total outstanding shares. The complaint seeks unspecified compensatory and special damages and other relief. The Company is represented in the action by Dickinson Wright PLLC and Fox Rothschild LLP. The defendants have not yet been identified or served, and the Company is unable at this stage to predict the outcome of the matter or estimate the range of any potential recovery.

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

As of March 31, 2026, Lunai Bioworks Inc. operated through two subsidiaries, Renovaro Biosciences and BioSymetrics. BioSymetrics refers to BioSymetrics Inc. and its wholly owned subsidiary BioSymetrics Corp., which were acquired on April 8, 2025. During the quarter ended September 30, 2025, GediCube, B.V., acquired on February 13, 2024, filed for bankruptcy and ceased operations. Following the deconsolidation of GediCube B.V., consolidated operations now consist of Renovaro Biosciences cell and gene therapy programs and BioSymetrics AI platform.

Lunai Bioworks Inc. is an AI-driven biotechnology company focused on precision medicine, biomarker discovery, and therapeutic development for CNS disorders, biodefence, and other serious diseases with unmet medical need. The Company, through the Renovaro Biosciences and BioSymetrics subsidiaries, combines multimodal data analytics with experimental biology to generate predictive insights intended to accelerate research and development activities and improve the efficiency of therapeutic and chemical countermeasure discovery.

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

Going Concern and Management’s Plans

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. As of March 31, 2026, the Company had cash and cash equivalents of $3,155,272, an accumulated deficit of $512,014,347 and a working capital deficit of $15,550,002. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Results of Operations for the Three and Nine Months ended March 31, 2026 and 2025

The following table sets forth our revenues, expenses and net income, loss for the three and nine months ended March 31, 2026 and 2025. The financial information below is derived from our unaudited condensed consolidated financial statements.

	For the Three Months Ended					For the Nine Months Ended
	March 31,		Increase/(Decrease)			March 31,		Increase/(Decrease)
	2026	2025	$		%	2026	2025	$	%
Service Revenue	$20,942	$—		$20,942	100%	$20,942	$—	$20,942	100%

Cost of Goods Sold	$—	$—	$		0%	$—	$—		0%

Gross profit (Loss)	$20,942	—		$20,942	100%	$20,942	$—	$20,942	100%

Operating Expenses
General and administrative	$1,421,255	$4,224,590		$(2,803,335)	(66%)	$5,597,980	$13,878,963	$(8,280,982)	(60%)
Research and development	15,946	(94,073)		110,019	(117%)	86,226	457,200	(370,974)	(81)%
Goodwill impairment	—	—		—	0%	—	47,614,729	(47,614,729)	(100%)
Long-lived asset impairment	—	—		—	0%	831,915	—	831,915	100%
Depreciation and amortization	11,001	31,975		(20,974)	(66%)	63,855	96,469	(32,614)	(34%)
Total Operating Expenses	1,448,202	4,162,492		2,714,290	(65%)	6,579,977	(62,047,361)	(55,467,384)	(89%)
LOSS FROM OPERATIONS	(1,427,260)	(4,162,492)		2,735,232	(66%)	(6,559,034)	(62,047,361)	55,488,326	(89)%
Other Income (Expenses)
Change in fair value of contingent consideration	70,000	4,330,000		(4,260,000)	(98%)	580,000	10,990,000	(10,410,000)	(95%)
Loss on extinguishment of debt	(1,086,116)	—		(1,086,116)	(100%)	(7,415,708)	—	(7,415,708)	(100%)
Changed in fair value of equity securities	—	210,281		(210,281)	(100%	156,849	210,281	(53,432)	(25%)
Gain on bankruptcy of subsidiary	—	—		—	0%	12,019,227	—	12,019,227	100%
Interest expense	(108,052)	(188,685)		80,633	(43%)	(351,960)	(537,656)	185,696	(35%)
Interest and other income	(19,966)	72		(20,038)	(27831%)	18,849	109,483	(90,634)	(83%)
Total Other Income (Expense)	(1,144,134)	4,351,668)		(5,495,802)	(126%)	5,007,257	10,772,108	(5,764,851)	(54)%
NET INCOME (LOSS)	$(2,571,394)	$189,176)		$2,760,570	(1459%)	$(1,551,778)	$(51,275,253)	$49,723,475	(97%)

Revenues

We are a pre-clinical biotechnology and artificial intelligence driven healthcare technology company. Our therapeutic and core diagnostic product candidates remain pre-clinical and have not generated any product revenue. During the three and nine months ended March 31, 2026, we recognized $20,942 of service revenue from a single research-services customer (Kapoose Creek Bio Inc.); the Company had no revenues from continuing operations in prior periods. We have incurred losses since inception. We do not anticipate earning material product revenues until our therapies or products are approved for marketing and sale.

Expenses

Our operating expenses for the three months ended March 31, 2026 and 2025, were $1,448,202 and $4,162,492 respectively, representing a decrease of $2,714,290 or approximately 65%. The decrease in operating expenses primarily relates to the decrease in general and administrative expenses of $2,803,335 and research and development expenses of $110,019

Our operating expenses for the nine months ended March 31, 2026 and 2025, were $6,579,977 and $62,047,361 respectively, representing a decrease of $55,467,384, or approximately 89%. The decrease in operating expenses primarily relates to the decrease in goodwill impairment of $47,614,729, general and administrative expenses of $8,280,982, research and development expenses of $370,974, partially offset by the increase in intangible asset impairment of $831,915.

General and administrative expenses for the three months ended March 31, 2026, and 2025, were $1,421,255 and $4,224,590, respectively, representing a decrease of $2,803,335 or approximately 66%. The variance is primarily related to a decrease in legal expenses of $269,536, compensation and related expenses of $587,535, consulting fees expense of $56,306, non-cash stock-based compensation expense of $1,330,206 and rent expense of $125,722.

General and administrative expenses for the nine months ended March 31, 2026, and 2025, were $5,597,980 and $13,878,963, respectively, representing a decrease of $8,280,982 or approximately 60%. The variance is related to a decrease in consulting fees expense of $2,016,801, legal expenses of $1,885,606, compensation and relates expenses of $1,436,178, non-cash stock-based compensation expense of $1,936,354, rent expense and related office expenses of $403,761, travel and related expenses of $141,479 and information technology expenses of $124,976.

Research and development expenses for the three months ended March 31, 2026, and 2025, were $15,946 and $(94,073), respectively, representing an increase of $110,019 or approximately 117%. The variance is primarily driven by an increase of $111,803 in consulting expenses and outside services related to pre-clinical testing.

Research and development expenses for the nine months ended March 31, 2026, and 2025, were $86,226 and $457,200, respectively, representing a decrease of $370,974 or approximately 81%. The variance is primarily driven by a decrease of $345,627 in consumables and reagents, and $24,865 in consulting expenses.

The Company recorded other expense of $(1,144,134) for the three months ended March 31, 2026, compared to other income of $4,351,668 for the three months ended March 31, 2025, representing an decrease in other expense of $5,495,802 or 126%. The variance is primarily due to a decrease of $4,260,000 in the change in fair value of contingent consideration in the current period and the loss on the exchange of debt of $1,086,116.

The Company recorded other income of $5,007,257 for the nine months ended March 31, 2026, compared to other income of $10,772,108 for the nine months ended March 31, 2025, representing a decrease in other expense of $5,764,851or 54%. The variance is primarily due to the change in fair value of contingent consideration liability of $10,410,000 in the current period, loss on extinguishment of debt of $7,415,708 in the current period, partially offset by the gain on bankruptcy of subsidiary in the amount of $12,019,227.

Net Income (Loss)

Net loss for the three months ended March 31, 2026 was $2,571,394, compared to Net Income of $189,176 for the three months ended March 31, 2025, , representing an increase in net loss of $2,760,570 or approximately 1,459%. The decrease in net loss was primarily due to a decrease in the change in fair value of contingent consideration of $4,260,000, a decrease in general and administrative expenses of $2,803,335 and a loss on the extinguishment of debt of $1,086,116.

Net loss for the nine months ended March 31, 2026, and 2025, was $1,551,778 and $ 51,275,253 respectively, representing a decrease in net loss of $49,723,475 or approximately 97%. The decrease in net loss was primarily due to decrease in goodwill impairment of $47,614,729, gain on bankruptcy of subsidiary of 12,019,227 and a decrease in general and administrative expenses of $8,280,982, decrease in the change in fair value of contingent consideration of $10,410,000 and loss on the extinguishment of debt of $7,415,708.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from stockholders, the sale of our Common Stock and warrants, and debt financing. Although we recognized $20,942 of service revenue from a single research-services customer during the three and nine months ended March 31, 2026 under the Kapoose Creek Bio Inc. agreement described in Note 1, this revenue is not sufficient to support our operations, and we do not anticipate generating revenues sufficient to support operations until our therapies or core diagnostic products are approved for marketing in the United States and/or Europe. Even if we are successful in having our therapies or products approved for sale in the United States and/or Europe, we cannot guarantee that a market for the therapies or products will develop. We may never be profitable.

As noted above under the heading “Going Concern and Management’s Plans,” through March 31, 2026, we have incurred substantial losses. We will need additional funds both in the next twelve months and beyond for (a) research and development, (b) increases in personnel, (c) the purchase of equipment, and investment in the development and validation of our technology. The availability of any required additional funding cannot be assured. In addition, an adverse outcome in legal or regulatory proceedings in which we are currently involved or in the future may be involved could adversely affect our liquidity and financial position. We may raise such funds from time to time through public or private sales of our equity or debt securities. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely affect our growth plans and our financial condition and results of operations.

As of March 31, 2026, the Company had $3,155,272 in cash and working capital deficit of $15,550,002 as compared to $92,700 in cash and working capital deficit of $28,109,502 as of June 30, 2025, an increase of 3,304% and decrease of 45%, respectively.

Assets

Total assets at March 31, 2026, were $9,860,540 compared to $8,230,840 as of June 30, 2025. The increase in assets of $1,629,700 is primarily due to the increase in cash and cash equivalents of $3,062,572 offset by the impairment of operating lease right-of-use assets of $687,371, amortization of prepaid assets of $11,297 and a decrease of investment in equity securities of $387,851.

Liabilities

Total liabilities at March 31, 2026, were $19,413,968 compared to $29,580,681 as of June 30, 2025. The decrease in total liabilities of $10,166,713 was primarily related to the decrease of $8,319,236 in notes payable – related parties, , $930,319 in accrued expenses, $580,000 in contingent consideration liability and $319,958 in other current liabilities.

The following is a summary of the Company’s cash flows (used in) or provided by operating, investing, and financing activities:

	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025
Net Cash Used in Operating Activities	$(3,447,179)	$(6,063,511)
Net Cash Provided by (Used in) Investing Activities	543,462	(1,464,389
Net Cash Provided by Financing Activities	5,996,869	8,204,415
Effect of exchange rates on cash	(30,580)	26,020
Change in Cash and Cash Equivalents	$3,062,572	$702,535

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

Cash provided by investing activities during the period is primarily related to proceeds from the sale of equity securities of $543,462.

Cash provided by financing activities during the period primarily related to proceeds of $4,499,551 from an ATM offering, net of issuance costs $191,439, proceeds from Notes Payable of $2,323,000 and proceeds from a private placement of $750,000.

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

The Certifying Officers are responsible for establishing and maintaining adequate internal control over financial reporting for the Company and used the “Internal Control over Financial Reporting Integrated Framework” issued by the Committee of Sponsoring Organizations (“COSO”) to conduct an extensive review of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act, Rules 13a-15(e) and 15-d-15(e)) as of the end of each of the periods covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The deficiency is attributed to the Company not having adequate resources to address complex accounting matters. This control deficiency will be monitored, and attention will be given to this matter as we grow.

The Certifying Officers based their conclusion on the fact that the Company has identified a material weakness in controls over financial reporting, detailed above. We expect to be deficient in our disclosure controls and procedures until sufficient capital is available to hire the appropriate internal accounting staff.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the nine months ended March 31, 2026, that have materially affected or are reasonably likely to materially affect our internal controls.

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

On December 4, 2023, the Defendants answered the Company’s First Amended Complaint and G Tech and SRI filed a Cross-Complaint. In the Cross-Complaint, G Tech and SRI seek declaratory and injunctive relief related to certain agreements between G Tech, SRI, and the Company, including, inter alia, a declaration that the Framework Agreement, effective as of November 15, 2019, the Statement of Work & License Agreement, effective as of January 31, 2020, and the Statement of Work and License Agreement for Influenza and Coronavirus Indications, effective as of April 18, 2021, have been terminated and the Company has no rights to any license under such agreements. Trial was scheduled to begin on March 3, 2025. On November 14, 2024, the court vacated the March 3, 2025, trial date and set a trial setting conference for May 1, 2025. At the May 1, 2025, trial setting conference, the court reset the trial to begin on November 30, 2026. Discovery remains ongoing. The Company denies the allegations in Defendants’ cross claims and intends to vigorously defend against them while pursuing its claims against the Defendants. A hearing regarding the status of the case is scheduled on June 12, 2026.

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

On February 26, 2025, the Court ruled on the balance of the claims against the Company and (1) denied the Company’s motion to dismiss Weird Science’s breach of contract claims related to registration statements filed in 2020 and 2022; (2) dismissed the fraudulent inducement claim as time barred; and (3) dismissed the declaratory judgment claim. The Company denies Plaintiffs’ allegations and remaining claims and intends to vigorously defend against these claims. The parties have agreed to schedule a mediation to address a global resolution of the parties’ claims and counterclaims. The mediation has not yet been scheduled.

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

On June 21, 2024, the Company filed suit against Weird Science, Gumrukcu, Wittekind, and certain trusts in connection with the February 16, 2018 merger involving the Company and two companies closely associated with Gumrukcu. In the complaint, the Company alleges that Gumrukcu and others deliberately and fraudulently concealed a murder-for-hire scheme from the Company in order to induce the Company to enter into the merger agreement, which resulted in the defendants receiving shares and compensation. The Company asserts claims for fraudulent concealment, equitable fraud, unjust enrichment, and civil conspiracy and seeks, inter alia, equitable relief, including, but not limited to, return to the Company any shares received in connection with the merger, and damages. On October 1, 2024, the defendants moved to dismiss the complaint. A hearing took place on June 25, 2025, and on November 7, 2025, the Court granted defendants’ motion and dismissed the complaint. The only remaining claim is against Mr. Gumrukcu. The Company intends to pursue that claim to judgment. Chancellor Zum has issued an order providing that the Company new counsel has until March 8, 2027 to retain new counsel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 24, 2026, the Company entered into separate Debt Exchange Agreements with three holders of its secured promissory notes (the “Holders”), pursuant to which the Company issued an aggregate of 3,909,293 shares of common stock and warrants to purchase up to 1,433,621 shares of common stock at an exercise price of $0.21 per share, in exchange for the cancellation of $828,770 of outstanding principal and accrued interest under the secured promissory notes held by the Holders. The shares of common stock and warrants (and the shares of common stock issuable upon exercise of the warrants) were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 3(a)(9) thereof (relating to exchanges with existing security holders for no consideration paid for soliciting the exchange) and Section 4(a)(2) thereof (relating to transactions not involving a public offering). The Company filed a Current Report on Form 8-K disclosing these transactions on March 30, 2026.

(c) Issuer Purchases of Equity Securities. None. The Company did not repurchase any shares of its common stock or other equity securities during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

 (a) The information set forth in Note 11 (Subsequent Events) regarding the May 11, 2026 filing of the civil action against alleged naked short sellers

Insider Trading Plans

During the quarter ended March 31, 2026, no director or Section 16 officer adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated February 26, 2025, by and among Renovaro, Inc, Renovaro Acquisition Sub and Biosymetrics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 28, 2025)
2.2	Agreement and Plan of Merger, dated as of April 27, 2026, by and among Lunai Bioworks, Inc., Lunai Bioworks IP, Inc., Neurobridge IP Holdings Incorporated, Oncotelic Inc., and Pelerin Therapeutics Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on April 29, 2026).ertificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on February 14, 2024)
3.1	Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on February 14, 2024)
3.2	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to Form 8-K filed with the SEC on May 24, 2024)
3.3	Certificate of Designation of Series B Convertible Preferred Stock of Lunai Bioworks, Inc., as filed with the Secretary of State of the State of Delaware on May 1, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on May 5, 2026).
10.1†	Employment Agreement by and between Nathen Fuentes and Renovaro Inc., dated as of January 6, 2025. (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the SEC on February 19, 2025)
10.2	Form of Exchange Agreement (incorporated herein by reference to Exhibit 99.1 to Form 8-K filed with the SEC on July 9, 2025)
10.3	Form of Debt Exchange Agreement, dated as of March 24, 2026, between Lunai Bioworks, Inc. and certain Holders (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 30, 2026).
10.4	Form of Common Stock Purchase Warrant, dated as of March 24, 2026, issued by Lunai Bioworks, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 30, 2026).
10.5	Securities Purchase Agreement, dated as of November 24, 2025, between Lunai Bioworks, Inc. and the Investor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on November 24, 2025).
10.6	At-the-Market Sales Agreement, dated as of December 2, 2025, between Lunai Bioworks, Inc. and Dawson James Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Form 8-K filed with the SEC on December 3, 2025).
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1***	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2***	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.
***	Furnished herewith.
†	Denotes a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2026	LUNAI BIOWORKS INC.

	By:	/s/ David Weinstein
David Weinstein
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nathen Fuentes
Nathen Fuentes
Chief Financial Officer
(Principal Financial and Accounting Officer)