Form 10-K
period 2026-06-30
Lunai Bioworks Inc.
filed 2026-10-13
CIK 1527728

United states

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL report under section 13 Or 15(d) of the securities exchange act of 1934

For the fiscal year ended June 30, 2026

☐ TRANSITION report under section 13 Or 15(d) of the securities exchange act of 1934

For the transition period from

Commission file number 001-38758

LUNAI BIOWORKS INC.
(Name of registrant in its charter)

Delaware	45-2259340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 Cottage Way, Suite G2, #32562 Sacramento, CA	95825
(Address of principal executive offices)	(Zip Code)

+1(424) 222-9301

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	LNAI	The Nasdaq Stock Market LLC

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

On December 31, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $21,311,198.

As of October 13, 2026 the number of shares outstanding of the registrant’s common stock, par value $0.0001 per share (the “Common Stock”) was 5,034,452.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. Forward-looking statements involve known and unknown risks, uncertainties, and other factors, including without limitation the risks and uncertainties described below the heading “Item 1A. Risk Factors” in this report, that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations and assumptions that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the continued expansion of our business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

iii

PART I

Unless otherwise indicated or the context otherwise requires, all references in this Annual Report to “we,” “us,” “our,” “Lunai” or the “Company” are to Lunai Bioworks Inc., a Delaware corporation together with its wholly owned subsidiaries, Renovaro Biosciences, Inc., a Delaware corporation (“Renovaro Biosciences”), GEDi Cube Intl Ltd, a private limited company incorporated under the laws of England and Wales (“GEDi Cube UK”), Grace Systems B.V., a Dutch private limited company, Renovaro Biosciences Denmark ApS, a Danish limited company, organized under the Danish Act on Limited Companies of the Kingdom of Denmark, BioSymetrics Inc., a Delaware Corporation, BioSymetrics Corp., an unlimited company registered under the laws of Nova Scotia, and Lunai Bioworks IP, Inc., a Delaware corporation. GEDi Cube B.V., a former indirect Dutch subsidiary, was deconsolidated following its bankruptcy in September 2025.

Item 1. Business

Our Business

As of June 30, 2026, Lunai Bioworks Inc. operated principally through two operating subsidiaries, Renovaro Biosciences and BioSymetrics; a third wholly owned subsidiary, Lunai Bioworks IP, Inc., holds the intellectual property acquired in the May 2026 Neurobridge acquisition, including the N2B intranasal drug delivery platform. BioSymetrics refers to BioSymetrics Inc. and its wholly owned subsidiary BioSymetrics Corp., which were acquired on April 8, 2025.

During the quarter ended September 30, 2025, GEDi Cube B.V. ("GEDi Cube"), acquired on February 13, 2024, filed for bankruptcy and ceased operations. Following GEDi Cube's bankruptcy and subsequent deconsolidation, the Company continued pursuing its AI-driven precision medicine and biomarker discovery strategy through BioSymetrics, which had been acquired prior to the bankruptcy. BioSymetrics' existing AI and machine-learning platform provided capabilities that overlapped with GEDi Cube's cancer diagnostics and biomarker discovery objectives while supporting a broader range of applications, including therapeutic development, central nervous system disorders, and biodefense. Using its independently developed technology, BioSymetrics continued pursuing cancer-related diagnostic and biomarker opportunities while expanding the Company's research and business development activities into additional therapeutic areas. Accordingly, GEDi Cube's bankruptcy did not represent a change in the Company's overall strategic direction, as its AI-driven biomedical research and development strategy continued and expanded through BioSymetrics. Following GEDi Cube's deconsolidation, the Company's consolidated operations consisted principally of Renovaro Biosciences' cell and gene therapy programs and BioSymetrics' AI-driven biotechnology platform.

Lunai Bioworks Inc. is an AI-driven biotechnology company focused on precision medicine, biomarker discovery, and therapeutic development for CNS disorders, biodefense, and other serious diseases with unmet medical need. Through its Renovaro Biosciences and BioSymetrics subsidiaries, the Company combines multimodal data analytics with experimental biology to generate predictive insights intended to accelerate research and development activities and improve the efficiency of therapeutic and chemical countermeasure discovery.

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

Additionally, during the course of this study we screened approximately 100 known neuroactives in our zebrafish model including clinical anticonvulsants, antidepressants, antipsychotics, and dopaminergic signaling activators and inhibitors. The result is both an experimental platform and coupled computational model that can identify both neurotherapeutics and neurotoxins, the former through direct experimental screening, and the latter through machine-learning based prediction based on chemical structure. The success of this program has enabled the initiation of two additional grant-supported programs. The first of these programs is for Alcohol Use Disorder (AUD), an area of high prevalence and substantial unmet medical need. Through funding obtained through the NIH’s STTR program, we initiated a therapeutic discovery program leveraging our zebrafish platform. The second program is for a rare pediatric epilepsy caused by mutation in the CDKL5 gene, and is supported by funding from the LouLou foundation. Here we are working in collaboration with a brain organoid company to test and develop novel therapeutics that are applicable not only for CDKL5-resultant epilepsies, but also for epilepsies of other origin.

Biodefense Initiative

Lunai Bioworks is applying the BioSymetrics platform’s toxicity and phenotypic screening capabilities to the identification and characterization of chemical and biological threats and the development of potential medical countermeasures. BioSymetrics’ zebrafish-based behavioral profiling and computer vision infrastructure, which has been used to characterize therapeutic candidates, can also be applied to characterize neurotoxic and other harmful compounds by comparing their phenotypic profiles against profiles of known threat agents and potential countermeasures.

In April 2026, the Company entered into its first commercial agreement in this area, a multi-year collaboration involving AI-powered chemical threat assessment. The Company is pursuing additional government-funded research and development opportunities in this area, including opportunities involving the Biomedical Advanced Research and Development Authority (“BARDA”) and the U.S. Department of Defense. There can be no assurance that the Company will receive any additional government award, contract or funding.

The Company has entered into memoranda of understanding (“MOUs”) with academic and research investigators affiliated with Harvard Medical School and Brigham and Women’s Hospital, the University of Utah, Purdue University, and the University of Colorado to support aspects of countermeasure research and development. These MOUs contemplate collaborative activities that may include in vivo validation, mechanism-of-action characterization and translational development of potential countermeasure candidates identified or evaluated using the Company’s platform. The MOUs are with the individual investigators and not with the institutions with which they are affiliated.

Neurobridge Nose-to-Brain (N2B) Delivery Platform

On May 1, 2026, Lunai Bioworks, through its wholly owned subsidiary Lunai Bioworks IP, Inc., acquired Neurobridge IP Holdings Incorporated, which held intellectual property relating to an intranasal drug delivery platform designed to facilitate delivery of therapeutic compounds to the central nervous system (the “N2B platform”), together with related intellectual property directed to a compound for the treatment of Alzheimer’s disease. The consideration for the acquisition consisted of shares of the Company’s Series B Convertible Preferred Stock.

The N2B platform was developed using intranasal apomorphine and has been evaluated in previously completed Phase I and Phase II clinical studies involving healthy volunteers and patients with Parkinson’s disease. These studies generated pharmacokinetic and other clinical data regarding intranasal administration of apomorphine, including data concerning systemic absorption and cerebrospinal fluid exposure.

Lunai’s rights to the N2B platform are limited to the fields of biodefense medical countermeasures and Alzheimer’s disease. Within those fields, Lunai intends to evaluate the potential use of the N2B platform for delivery of therapeutic compounds to the central nervous system.

In biodefense, the Company is evaluating whether the N2B platform could potentially support administration of medical countermeasures where rapid delivery and ease of administration may be important. Lunai is also evaluating applications of the platform in Alzheimer’s disease, where delivery of therapeutic compounds to the central nervous system represents a significant drug-development challenge. These programs remain subject to further research, development, regulatory review and, where applicable, clinical evaluation.

In connection with the acquisition, the Company entered into an agreement with Oncotelic Therapeutics, Inc., the originating developer of the N2B platform, pursuant to which Oncotelic provides certain intellectual property development and business development services relating to the platform. These activities include preparation and filing of additional patent applications, provision of technical and preclinical information, and support relating to potential government funding opportunities.

Lunai also intends to apply elements of the BioSymetrics platform, including its Contingent AI and Phenograph technologies described above, to support target identification, biomarker discovery and other research activities associated with its neurological programs.

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

Assigned Intellectual Property

On August 16, 2022, the USPTO issued U.S. Patent No. 11,413,338 B2, “Methods and Compositions Using Recombinant Dendritic Cells for Cancer Therapy”, pertaining to methods and compositions for treating cancer by eliciting an immune response by administering dendritic cells expressing heterologous proteins. This patent protects RENB-DC11: Genetically modified Allogeneic Dendritic Cells as Potential Product for Long-term Remission of Solid Tumors – Starting with Pancreatic Cancer and potential future products RENB-DC-12XX: Genetically modified Allogeneic Dendritic Cells as Potential Product for Long-term Remission of Additional Indications. The patent has a term of twenty years from its earliest effective filing date. The Company owns this patent through an assignment effective as of July 15, 2019.

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

On June 17, 2020, a patent application titled “Allogeneic T-Cell-Based HIV Vaccine to Induce Cellular and Humoral Immunity” (published as “US 2021/0030795 A1”), covering the composition and method of use concepts for RENB-HV-12, was filed. The Company owns this patent application through an assignment effective as of September 28, 2021.

In-Licensed Technology

The Company has historically in-licensed technology material to certain of its therapeutic programs under a Framework Agreement dated November 15, 2019 with G Tech Bio, LLC (“G Tech”) and G Health Research Foundation, doing business as Seraph Research Institute (“SRI”), and three related license arrangements described in Note 10 to the Financial Statements: (i) the HBV License Agreement, dated January 31, 2020, under which the Company acquired a perpetual, sublicensable, exclusive license to a treatment under development for Hepatitis B Virus infections; (ii) the Development License Agreement, effective as of April 18, 2021, entered into pursuant to the Framework Agreement, under which the Company acquired a perpetual, sublicensable, exclusive license to research, develop and commercialize certain formulations aimed at preventing and treating coronaviruses and influenza; and (iii) the ALC License Agreement, dated August 25, 2021, with Serhat Gümrükçü and SRI, under which the Company was granted an exclusive, worldwide, perpetual, fully paid-up, royalty-free license to certain patents for cell and gene therapy in the HIV field. The Company’s rights under these agreements are the subject of the litigation described in “Legal Proceedings” and Note 10. In that litigation, G Tech and SRI seek a declaration that the Framework Agreement, the HBV License Agreement and the Development License Agreement have been terminated and that the Company has no rights to any license under those agreements, which the Company disputes. In addition, as a result of the Neurobridge acquisition, the Company, through Lunai Bioworks IP, Inc., owns the intellectual property relating to the N2B intranasal drug delivery platform and a related Alzheimer’s disease compound.

Trade Secrets and Proprietary Know-How

In addition to intellectual property protected by patents and copyrights, we have trade secrets and proprietary know-how relating to our products, production processes, and future strategies.

Competition

Numerous competitors are pursuing cancer immunotherapies that are more advanced in development than Renovaro Biosciences’ program, and many have substantially greater financial, technical, clinical, manufacturing, regulatory and commercial resources. Competing therapies may demonstrate greater safety or efficacy, obtain regulatory approval sooner, be easier or less expensive to manufacture or administer, or achieve greater acceptance among patients, physicians and payors. We believe our approach differs from many conventional dendritic cell therapies through its use of healthy-donor-derived CD34+ cells and its incorporation of genetic modifications intended to enhance immune-cell activation, recruitment and activity in the tumor microenvironment. The use of an allogeneic source is also intended to support standardized manufacturing and the production and banking of cells for use across multiple patients. These potential advantages remain subject to further preclinical and clinical evaluation and have not been demonstrated in clinical trials. Our ability to compete will depend on, among other factors, our ability to successfully complete preclinical and clinical development, demonstrate the safety and efficacy of our product candidates, establish scalable and reproducible manufacturing processes, obtain regulatory approvals and intellectual property protection, and demonstrate meaningful advantages relative to existing and emerging cancer therapies.

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

BioSymetrics develops artificial intelligence and machine learning-enabled technologies to support drug discovery and development, including the analysis of clinical and biological data to characterize patient populations, identify biomarkers and therapeutic targets, and inform preclinical and clinical development. BioSymetrics also uses experimental model systems, including automated zebrafish phenotyping and computer vision, to validate biological hypotheses and evaluate potential therapeutics. These activities operate within an evolving regulatory environment applicable to artificial intelligence, biomedical research, drug development, data privacy and security. Depending on the intended use and future development of particular technologies, products or biomarkers, certain applications may also become subject to regulatory requirements applicable to medical devices, clinical decision-support tools or companion diagnostics. BioSymetrics’ activities may therefore be subject to requirements and guidance from the U.S. Food and Drug Administration and other regulatory authorities, as well as applicable privacy and data-protection requirements, including HIPAA and GDPR where applicable. As regulatory frameworks governing artificial intelligence and its use in drug development and healthcare continue to evolve, compliance with applicable requirements relating to data integrity, validation, cybersecurity, privacy, quality systems and the use of AI-generated analyses may require additional resources and could affect the development, validation or commercialization of BioSymetrics’ technologies and programs.

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

Employees

As of June 30, 2026, we had 12 full-time employees. The Company has streamlined the organization to focus on its AI-driven precision medicine platform, therapeutic programs and biodefense initiatives, and has tailored its workforce to focus on these activities. We believe that we have good relations with our employees.

Corporate Information

On February 13, 2024, Lunai Bioworks Inc. acquired Renovaro Cube Intl Ltd and its subsidiaries (“Renovaro Cube”), as a wholly owned subsidiary pursuant to a stock purchase agreement. During the quarter ended September 30, 2025, GEDi Cube, B.V., filed for bankruptcy and ceased operations.

On April 8, 2025 Lunai Bioworks Inc. acquired BioSymetrics Inc. and its subsidiary BioSymetrics Corp., as a wholly owned subsidiary pursuant to a stock purchase agreement. The merger with BioSymetrics is designed to enhance Lunai’s data repository and biomarker discovery capabilities, as well as add in vivo validation and drug discovery to Lunai’s AI powered biomarker and diagnostic platform.

On May 1, 2026, Lunai Bioworks Inc., through its wholly owned subsidiary, Lunai Bioworks IP, Inc., completed the acquisition of Neurobridge IP Holdings Incorporated through a merger pursuant to an Agreement and Plan of Merger dated April 27, 2026, with Lunai Bioworks IP, Inc. continuing as the surviving corporation. Lunai Bioworks IP, Inc. holds the intellectual property acquired in the Neurobridge transaction, including the N2B intranasal drug delivery platform.

We trade on the NASDAQ Capital Market under the ticker “LNAI.”

Our website is http://www.lunaibioworks.com. We make available free of charge, on or through our website, our annual, quarterly, and current reports and any amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained in our website is not part of, nor incorporated by reference into, this report.

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

●	We have incurred substantial losses since our inception and anticipate that we will continue to incur substantial and increasing losses for the foreseeable future.

●	There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

●	We do not believe that our cash and cash equivalents are sufficient for the next twelve months with less than one month of available cash resources as of October 13, 2026.

●	We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts. Similarly, we have submitted multiple applications for non-dilutive (i.e., grant) funding from sources both in the US and Canada, and changing government policy may alter our capacity to obtain these grants, which may result in changes to company strategy.

●	Raising additional capital may cause dilution to our existing stockholders or restrict our operations.

●	From time to time, we may be subject to legal proceedings, regulatory investigations or disputes, and governmental inquiries that could cause us to incur significant expenses, divert our management’s attention, and materially harm our business, financial condition, and operating results.

●	Negative publicity has had and may continue to have a negative impact on our business and may have a long-term effect on our relationships with our customers, partners and collaborators.

●	Lunai Bioworks is a pre-clinical biotechnology company and may never be able to successfully develop marketable products or generate any material product revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

●	The market for artificial intelligence -based (“AI”) healthcare solutions is new and unproven and may decline or experience limited growth, and concerns over the use of AI may hinder the adoption of AI technologies.

●	Regulators and legislators may limit our ability to develop or implement our AI algorithms and may eliminate or restrict the confidentiality of our proprietary technology, which could have an adverse effect on our business, results of operations, reputation, and financial condition.

●	The results of pre-clinical studies or earlier clinical studies are not necessarily predictive of future results, and if we fail to demonstrate efficacy in our pre-clinical studies and/or clinical trials in the future our future business prospects, financial condition and operating results will be materially adversely affected.

●	Our reliance on third parties, such as university laboratories, contract manufacturing organizations and contract or clinical research organizations, may result in delays in completing, or a failure to complete, non-clinical testing or clinical trials if they fail to perform under our agreements with them.

●	We have limited experience in drug development and may not be able to successfully develop any drugs, which would cause us to cease our therapeutic development activities.

●	We have licensed a portion of our intellectual property from our licensors. If we breach any of our license agreements with these licensors, or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

●	If we are unable to obtain and maintain sufficient intellectual property protection for our product candidates, or if the scope of the intellectual property protection is not sufficiently broad, our ability to commercialize our product candidates successfully and to compete effectively may be adversely affected

●	Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

●	We use AI in our business, and challenges relating to the development and use of AI, including generative AI, could result in competitive harm, reputational harm, and legal liability, and adversely affect our results of operations.

●	We have limited corporate infrastructure and may experience difficulties in managing growth.

●	We have experienced and may continue to experience significant turnover in our management and executive leadership, which creates uncertainty and could harm our ability to operate our business effectively.

●

If serious adverse events or other undesirable side effects or safety concerns attributable to our product candidates occur, they may adversely affect or delay our clinical development and commercialization of some or all of our product candidates.

● Our pursuit of U.S. and Canadian government funding and contracts, including for biodefense applications, may expose us to changes in government priorities and reputational or investor-perception risks that could adversely affect our funding, partnerships, or investor support.

●	Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

●	Sales of a substantial number of shares of our Common Stock in the public market could cause our stock price to fall.

●	Future sales and issuances of our Common Stock or rights to purchase Common Stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

●	We may be unable to maintain compliance with the continued listing requirements of The Nasdaq Capital Market, and our Common Stock could be delisted.

●	The conversion of our Series B Convertible Preferred Stock would result in substantial dilution to our existing stockholders, and the Series B Preferred Stock ranks senior to our Common Stock upon liquidation.

●	We have identified a material weakness in our internal control over financial reporting, and our disclosure controls and procedures and internal control over financial reporting were not effective as of June 30, 2026.

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

Lunai, through its wholly owned subsidiaries BioSymetrics Inc. and Renovaro Biosciences, is an AI-driven precision medicine platform company, with a pre-clinical portfolio focused on central nervous system disorders and oncology. Investment in preclinical biotechnology is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to prove effective, gain regulatory approval or become commercially viable. We do not have any products approved by regulatory authorities and have not generated any revenue from product sales to date (during fiscal 2026 we recognized $51,992 of service revenue from a single research services customer), and have incurred significant research, development and other expenses related to our ongoing operations and expect to continue to incur such expenses. As a result, we have not been profitable and have incurred significant operating losses in every reporting period since our inception. For the years ended June 30, 2026, and 2025, respectively, we reported a net loss of $3,562,479 and $178,007,489. We had an accumulated deficit of $514,025,049 and $510,462,570 as of June 30, 2026 and 2025, respectively.

We do not expect to generate material product revenues for the foreseeable future. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate these losses to increase as we continue to research, develop, and seek regulatory approvals for our product candidates and any additional product candidates we may acquire, in-license or develop, and potentially begin to commercialize product candidates that may achieve regulatory approval. We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If any of our product candidates fails in clinical studies or does not gain regulatory approval, or if approved, fails to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. We anticipate that our expenses will increase in the future as we continue to invest in research and development of our existing product candidates, investigate and potentially acquire new product candidates and expand our manufacturing and commercialization activities.

 There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of June 30, 2026, have been prepared under the assumption that we will continue as a going concern for the next twelve months. As of June 30, 2026, we had cash and cash equivalents of $1,713,653 and an accumulated deficit of $514,025,049. We do not believe that our cash and cash equivalents are sufficient for the next twelve months. As a result of our financial condition and other factors described herein, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional funding, as to which no assurances can be given. We continue to analyze various alternatives, including potentially obtaining debt or equity financings or other arrangements. Our future success depends on our ability to raise capital. We cannot be certain that raising additional capital, whether through selling additional debt or equity securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our Common Stock, and our current shareholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current development programs, cut operating costs, forgo future development and other opportunities, or even terminate our operations.

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

Risks Related to Our Limited Operating History

Lunai Bioworks is a pre-clinical biotechnology company and may never be able to successfully develop marketable products or generate any material product revenue. We have a very limited relevant operating history upon which an evaluation of our performance and prospects can be made. There is no assurance that our future operations will result in profits. If we cannot generate sufficient revenues, we may suspend or cease operations.

Lunai Bioworks is an early-stage biotechnology company and has not generated any revenue from product sales to date (during fiscal 2026, the Company recognized $51,992 of service revenue). All of our product candidates are in the discovery stage or pre-clinical development stage. Moreover, we cannot be certain that our research and development efforts will be successful or, if successful, that our potential treatments will ever be approved for sale to generate commercial revenues. Our therapeutic pipeline includes cell, gene and immunotherapy involving genetically modified cells targeted to treat cancer, and we rely on third parties under contract in the development of product candidates in our pipeline. There is no guarantee that we will be able to manage and fund the development of a pipeline with multiple target conditions, nor that third parties will meet their obligations to us in connection with our research and development. We and certain third parties, on which we rely, have no relevant operating history upon which an evaluation of our performance and prospects can be made. We are subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of treatments either in non-clinical testing or in clinical trials, failure to establish business relationships, failure of our third parties to meet their obligations to us and competitive disadvantages against larger and more established companies. If we fail to become profitable, we may suspend or cease operations.

BioSymetrics is an artificial intelligence (“AI”)-driven healthcare technology company operating in a rapidly evolving field with a limited operating history, which makes it difficult to evaluate its current business and predict future performance.

BioSymetrics is an AI-driven healthcare technology company operating in a rapidly evolving field and, having commenced operations in 2017, has a limited operating history. BioSymetrics has a history of deployment of a commercial AI-based biotechnology platform and has had previous, as well as current revenue generation and other non-dilutive funding, however its short operating history makes any assessment of its current business or future success and viability subject to uncertainty. We expect to encounter risks and difficulties, including those frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks and difficulties successfully, our business will suffer.

BioSymetrics has a history of net losses and anticipates that it may continue to incur net losses for the foreseeable future.

While BioSymetrics has a history of revenue generation and success in obtaining other non-dilutive funding since its inception in 2017, these revenues have been inconsistent. BioSymetrics has invested significant financial resources in research and development activities, including to develop their technologies and investigational products. The amount of future net losses will depend, in part, on the level of future expenditures and its ability to generate revenue through its AI platform and programs. Moreover, net losses may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of results of operations may not be a good indication of future performance.

BioSymetrics expects to continue to incur significant expenses and operating losses for the foreseeable future if, and as, BioSymetrics:

●	attract, hire, and retain qualified personnel;

●	continue their research and development activities;

●	initiate and conduct additional clinical validation to support the development and commercialization of products;

●	expands its technological and operating capabilities and introduces laboratory capacity;

●	seek regulatory approvals and any other marketing authorizations or clearances that may be necessary or desired for their products;

●	establish sales, marketing and distribution infrastructure to commercialize products;

●	acquire or in-license additional intellectual property and technologies;

●	make milestone, royalty, or other payments due under any license or collaboration agreements;

●	obtain, maintain, protect and enforce their intellectual property portfolio, including intellectual property obtained through license agreements;

●	provide additional infrastructure to support continued research and development operations and any planned commercialization efforts in the future;

●	as part of the combined company, meets the requirements and demands of being a public company; and

●	defends against any product liability claims or other lawsuits related to its products.

BioSymetrics’ AI platform and other products may fail to achieve the degree of market acceptance necessary for commercial success.

The commercial success of BioSymetrics’ AI platform and other future products will depend upon the degree of market acceptance by pharmaceutical companies, consumers, including self-insured employers, integrated health systems, healthcare providers. The degree of market acceptance of these products will depend on a number of factors, including:

●	the performance and clinical utility of its products as demonstrated in clinical validation and published in peer-reviewed journals;

●	BioSymetrics’ ability to demonstrate the clinical utility of its products and their potential advantages to the medical community;

●	the ability of BioSymetrics’ products to demonstrate the same performance in real-world intended use populations as in clinical validation;

●	the willingness of consumers, including self-insured employers, integrated health systems, healthcare providers, patients and others in the medical community to utilize BioSymetrics’ products;

●	the introduction of competing products, including the expansion of the capabilities of existing products;

●	the market acceptance of existing competitive products, including tests that are currently reimbursed;

●	publicity concerning BioSymetrics’ products or competing products; and

●	the strength of BioSymetrics’ marketing and distribution support.

Failure to achieve broad market acceptance of BioSymetrics’ products, once launched, would materially harm BioSymetrics’ business, financial condition and results of operations.

BioSymetrics may be unable to develop and commercialize new products.

BioSymetrics continues to expand its research and development efforts to use their proprietary AI platform to develop new products, including in disease areas beyond cancer and neurology. The commercialization of any new products will require the completion of certain clinical development activities, regulatory activities and the expenditure of additional cash resources. BioSymetrics cannot assure you that it can successfully complete the clinical development of any such products.

BioSymetrics also cannot assure you that they will be able to reduce their expenditures sufficiently, generate sufficient revenue from products that they successfully commercialize or otherwise mitigate the risks associated with their business to raise enough capital to develop and commercialize new products. In addition, once BioSymetrics’ development efforts for a product are completed, commercialization efforts, including potentially the allocation of resources necessary to comply with applicable laws and regulations, will require significant expenditures. Any failure by BioSymetrics to develop and commercialize new products could have a material adverse effect on their ability to implement their strategy and grow their business.

If BioSymetrics’ products, or the products of its competitors, directly or indirectly result in harm or injury to patients, BioSymetrics could be subject to significant reputational and liability risks, and its operating results, reputation and business could suffer.

BioSymetrics’ success will depend on the market’s confidence that their developed products can provide reliable, high-quality results, once such products are launched. BioSymetrics believes that patients, physicians and regulators are likely to be particularly sensitive to errors in the use of their products or failure of their products to perform as described, and there can be no guarantee that their products will meet expectations.

If BioSymetrics’ facilities or those of its third-party collaborators become inoperable, their ability to provide its products will be significantly impaired and its business will be harmed.

BioSymetrics relies on third-party collaborators, consultants, contractors, vendors, suppliers and service providers. The facilities of these partners could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, tornadoes, hurricanes, fires, extreme weather conditions, medical epidemics, pandemics, global conflict, war and other natural or man-made disasters or business interruptions. In addition, they may be affected by government shutdowns, changes to applicable laws, regulations and policies, or withdrawn funding. The occurrence of any of these business disruptions could seriously harm their ability to complete their contracted services to BioSymetrics, which may adversely impact their operations and financial condition.

BioSymetrics’ business and results of operations will suffer if it fails to compete effectively.

There are companies with comparable and possibly competing offerings to BioSymetrics, including Recursion Pharma, insitro, and In Silico Medicine. Each of these potential competitors have, or may have, substantially greater financial, technical and other resources, such as larger research and development staff and well-established marketing and sales forces, and they may operate in jurisdictions where lower standards of evidence are required to bring products to market. These competitors may succeed in developing, acquiring, or licensing, on an exclusive basis or otherwise, tests or services that are more effective or less costly than BioSymetrics’ products. In addition, established medical technology, biotechnology, or pharmaceutical companies may invest heavily to accelerate the discovery and development of products that could make BioSymetrics’ products less competitive than anticipated.

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

BioSymetrics may not be able to compete effectively if it is unable to accomplish one or more of these or similar objectives.

If BioSymetrics cannot enter new collaborations in a timely manner and on acceptable terms, its efforts to develop and commercialize its products could be delayed or adversely affected.

From time to time, BioSymetrics expects to engage in discussions with potential development and/or commercial collaborators that may or may not lead to collaborations. However, BioSymetrics cannot guarantee that any discussions will result in development or commercial collaborations. Further, once news of discussions regarding possible collaborations are known in the general public, regardless of whether the news is accurate, failure to announce a collaboration agreement, or the entity’s announcement of a collaboration with an entity other than BioSymetrics, could result in adverse speculation about either their products or technology, resulting in harm to their reputation and business. In addition, establishing collaborations is difficult and time-consuming and may require significant financial investment. Potential collaborators may elect not to work with BioSymetrics based on their assessment of their financial, regulatory, or intellectual property position. Even if BioSymetrics establishes new collaborations, they may not result in the successful development or commercialization of products or technology.

If BioSymetrics is unable to establish sales and marketing capabilities, they may not be successful in commercializing their products.

BioSymetrics has only limited sales and marketing infrastructure. Factors that may inhibit BioSymetrics’ efforts to commercialize any of its products include:

●	its inability to recruit and retain adequate numbers of effective sales, marketing, customer service, and other support personnel;

●	the inability of sales personnel to persuade adequate numbers of customers to use its products;

●	the inability to price its products at a sufficient price point to ensure an adequate and attractive level of profitability;

●	its failure to comply with applicable regulatory requirements governing the sale, marketing, reimbursement and commercialization of its products; and

●	unforeseen costs and expenses associated with creating an independent commercialization organization.

Risks Related to the Development of Our Product Candidates

BioSymetrics’ products are not subject to FDA or other government regulatory clearance or approval if they are not intended to be used for the diagnosis, treatment or prevention of disease. However, if BioSymetrics expands its product line to encompass products that are intended to be used for the diagnosis of disease, certain of its products will become subject to regulation by the FDA, or comparable international agencies, including requirements for regulatory clearance or approval of such products before they can be marketed. Such regulatory approval processes or clearances may be expensive, time-consuming, and uncertain, and failure to obtain or comply with such approvals and clearances could have an adverse effect on its business, financial condition, and operating results. In addition, changes to the current regulatory framework, including the imposition of additional or new regulations, could arise at any time during the development or marketing of future products, which may negatively affect its ability to obtain or maintain FDA or comparable regulatory approval of its products, if required.

Diagnostic products are regulated as medical devices by the FDA and comparable international agencies and may require either clearance from the FDA or such other comparable agencies following the 510(k) pre-market notification process or pre-market approval from the FDA, in each case prior to marketing. Obtaining the requisite regulatory approvals can be expensive and may involve considerable delay. If BioSymetrics fails to obtain, or experiences significant delays in obtaining, regulatory approvals for diagnostic products that it develops in the future, BioSymetrics may not be able to launch or successfully commercialize such products in a timely manner, or at all.

In addition, if BioSymetrics’ products labelled as “For Research Use Only. Not for use in diagnostic procedures,” or RUO, are used, or could be used, for the diagnosis of disease, the regulatory requirements related to marketing, selling, and supporting such products could change or be uncertain, even if such use by BioSymetrics’ customers is without its consent. If the FDA or other regulatory agencies assert that any of BioSymetrics’ RUO products are subject to regulatory clearance or approval, BioSymetrics’ business, financial condition, and results of operations could be adversely affected.

Regulatory and legislative developments on the use of AI and machine learning could adversely affect BioSymetrics’ use of such technologies in its platform and other products.

As with many technological innovations, artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business. Uncertainty in the legal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with U.S. and non-U.S. laws, the nature of which cannot be determined at this time. It is possible that new laws and regulations will be adopted in the United Kingdom, the European Union, the United States and/or other foreign jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of BioSymetrics’ AI platform and data analytics and the way in which BioSymetrics uses AI and machine learning technology. Further, the cost to comply with such laws or regulations could be significant and would increase operating expenses, which could adversely affect either’s business, financial condition and results of operations.

For example, the European Union’s Artificial Intelligence Act (Regulation (EU) 2024/1689) entered into force in August 2024 and establishes a comprehensive, risk-based governance framework for AI in the European Union, applying to companies that develop, provide or use AI systems in the European Union. Its obligations phase in over time, including prohibitions on certain AI practices (which began to apply in February 2025), obligations for general-purpose AI models (which began to apply in August 2025) and requirements for high-risk AI systems — a category that may include certain AI systems used in medical and healthcare applications — which generally apply beginning in August 2026, with certain high-risk obligations extending into 2027. These requirements address, among other things, transparency, conformity assessments, risk management, data governance, human oversight, security and accuracy, and noncompliance can result in fines of up to the greater of €35 million or 7% of worldwide annual turnover for prohibited practices, with lower tiers for other violations. In addition, the revised EU Product Liability Directive (Directive (EU) 2024/2853), which entered into force in December 2024 and must be implemented by member states by December 2026, extends strict’ product liability to software and AI systems; the separately proposed AI Liability Directive was withdrawn by the European Commission in 2025. This regulatory framework is expected to have a material impact on the way AI is regulated in the European Union, and together with developing guidance and/or decisions in this area, may affect BioSymetrics’ use of AI and its ability to provide and to improve its services, require additional compliance measures and changes to its operations and processes, result in increased compliance costs and potential increases in civil claims against BioSymetrics, and could adversely affect their business, operations and financial condition.

In the United States, the federal approach to AI regulation has shifted substantially. The October 2023 Executive Order on the Safe, Secure and Trustworthy Development and Use of AI (Executive Order 14110) was rescinded in January 2025, and Executive Order 14179 (Removing Barriers to American Leadership in Artificial Intelligence) now directs federal agencies to identify and roll back regulatory measures viewed as barriers to AI innovation, reflecting a policy emphasis on reduced federal AI oversight. At the same time, a growing patchwork of state AI laws — including comprehensive state legislation regulating high-risk and consumer-facing AI systems — has begun to take effect, and subsequent federal actions have sought to promote a uniform national AI policy framework, creating uncertainty as to the scope of state AI regulation that will ultimately apply to our business. Federal agencies, including the U.S. Food and Drug Administration with respect to AI-enabled medical technologies, continue to develop guidance applicable to AI in healthcare. This evolving and uncertain regulatory landscape may increase our compliance costs or render the development or deployment of our AI-based technologies more challenging.

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

Renovaro Biosciences’ future success is dependent on the successful development of novel gene, cell and immunotherapy product candidates. Because these programs, particularly our pipeline of allogeneic product candidates that are bioengineered from healthy donor cells, represent a new approach to immunotherapy for the treatment of cancer and other diseases, developing and commercializing our product candidates subject us to a number of challenges.

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

Issues in the development and use of AI, including machine learning and computer vision, in BioSymetrics’ AI platform may result in reputational harm or liability.

AI is integrated into BioSymetrics’ platform and is a significant element of its business offering going forward. As with many developing technologies, AI presents risks, challenges and unintended consequences that could affect its further development, adoption, and use, and therefore BioSymetrics’ business. AI algorithms and training methodologies may be flawed. Data sets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of BioSymetrics’ systems could impair the acceptance of AI solutions. If the analyses that AI applications assist in producing are deficient or inaccurate, BioSymetrics could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some uses of AI present ethical issues, and BioSymetrics’ judgment as to the ethical concerns may not be perceived as accurate. While BioSymetrics aims to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, BioSymetrics may be unsuccessful in identifying or resolving issues before they arise. If BioSymetrics uses AI as part of its platform in a manner that is controversial or perceived as unethical, this may lead to adverse results for BioSymetrics’ financial condition and operations or the financial condition and operations of its collaborators or vendors, which may further lead to BioSymetrics experiencing competitive harm, legal liability and brand or reputational harm. In addition, AI-related issues, deficiencies and/or failures could give rise to legal and/or regulatory action, including with respect to proposed legislation regulating AI in jurisdictions such as the European Union and others, and as a result of new applications of existing data protection, privacy, intellectual property, and other laws.

Failure of, or defects in, BioSymetrics’ machine learning and cloud-based computing infrastructure, or increased regulation in the machine learning space, could impair its ability to process data, develop products, or provide test results, and harm its business and results of operations.

The design, development, maintenance and operation of BioSymetrics’ technologies over time is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. Overcoming technical obstacles and correcting defects or errors could prove to be impossible or impracticable, and the costs incurred may be substantial and adversely affect either’s results of operations. Additionally, regulation in the machine learning space is constantly evolving and may make it difficult for BioSymetrics to continue using its machine learning approach. If BioSymetrics’ technology does not function reliably, fails to meet expectations in terms of performance, or cannot be fully utilized due to increasing regulation, we may be unable to provide, or its customers may stop using, our products.

Real or perceived errors, failures, or bugs in BioSymetrics’ platform and future products could adversely affect its business, results of operations, financial condition, and growth prospects.

BioSymetrics’ platform is, and its future products will be, complex, and therefore, undetected errors, failures, bugs, or defects may be present in such platform or products or occur in the future in their platform or products, their technology or software or the technology or software they license from third parties, including open source software, especially when updates or new products are released. Such software and technology is used in information technology (“IT”) environments with different operating systems, system management software, devices, databases, servers, storage, middleware, custom and third-party applications, and equipment and networking configurations, which may cause errors, failures, bugs, or defects in the IT environment into which such software and technology is deployed. This diversity increases the likelihood of errors, failures, bugs, or defects in those IT environments. Some of the features in BioSymetrics’ platform are powered by machine learning and AI, which depend on datasets and algorithms that could be flawed, including through inaccurate, insufficient, outdated, or biased data. Despite testing by BioSymetrics, real or perceived errors, failures, bugs, or defects may not be found until customers use their products. Real or perceived errors, failures, bugs, or defects in BioSymetrics’ products could result in negative publicity, loss of or delay in market acceptance of its platforms or future products and harm to their brand, loss of investor confidence, weakening of our competitive position, claims by customers for losses sustained by them, or failure to meet the stated service level commitments in customer agreements. In such an event, BioSymetrics may be required, or may choose, for customer relations or other reasons, to expend significant additional resources in order to help correct the problem. Any real or perceived errors, failures, bugs, or defects in BioSymetrics’ products could also impair its ability to attract new customers, retain existing customers, or expand their use of its products, which would adversely affect BioSymetrics’ business, results of operations and financial condition.

BioSymetrics may also be subject to liability claims for damages related to real or perceived errors, failures, bugs, or defects in its platform or future products. A material liability claim or other occurrence that harms BioSymetrics’ reputation or decreases market acceptance of its platform or future products may harm its business and results of operations.

BioSymetrics’ internal computer systems, or those expected to be used by its third-party research institution collaborators or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security and back-up measures, BioSymetrics’ internal computer, server and other information technology systems as well as those of its third-party collaborators, consultants, contractors, suppliers and service providers, may be vulnerable to damage from physical or electronic break-ins, computer viruses, malware, ransomware, denial of service and other cyber-attacks or disruptive incidents that could result in unauthorized access to, use or disclosure of, corruption of, or loss of sensitive and/or proprietary data, including personal and health information, and could subject BioSymetrics to significant liabilities, regulatory and enforcement actions and reputational damage. For example, the loss of clinical study data from future clinical studies could result in delays in any regulatory clearance or approval efforts and significantly increase BioSymetrics’ costs to recover or reproduce the data, and subsequently commercialize its future products. If BioSymetrics or its third-party collaborators, consultants, contractors, suppliers or service providers were to suffer an attack or breach, for example, that resulted in the unauthorized access to or use or disclosure of personal or health information, BioSymetrics may have to notify physicians, patients, partners, collaborators, government authorities and the media, and may be subject to investigations, civil penalties, administrative and enforcement actions and litigation, any of which could harm their business and reputation. Likewise, BioSymetrics relies on third-party research institution collaborators and other third parties to conduct clinical validation, and similar events relating to their computer systems could also have a material adverse effect on BioSymetrics’ business. To the extent that any disruption or security breach were to result in a loss of, or damage to, BioSymetrics’ data or systems, or inappropriate or unauthorized access to or disclosure or use of confidential, proprietary, or other sensitive, personal, or health information, BioSymetrics could incur liability and suffer reputational harm, and the development and commercialization of its products could be delayed.

BioSymetrics’ insurance policies may not be adequate to compensate it for the potential losses arising from such disruptions, failure, or security breach. In addition, such insurance may not be available to BioSymetrics in the future on economically reasonable terms, or at all. Further, BioSymetrics’ insurance may not cover all claims made against it and defending a suit, regardless of its merit, could be costly, divert management attention and harm BioSymetrics’ reputation.

If BioSymetrics or Renovaro Biosciences are unable to protect the confidentiality of their trade secrets, BioSymetrics’ or Renovaro Biosciences’ business and competitive position would be harmed.

BioSymetrics and Renovaro Biosciences rely on trade secrets and confidentiality agreements to protect their know-how, technology, data and other proprietary information and to maintain a competitive position. Trade secrets and know-how can be difficult to protect. BioSymetrics and Renovaro Biosciences expect trade secrets and know-how to, over time, be disseminated within the industry through independent development, the publication of journal articles describing the methodology and the movement of personnel from academic to industry scientific positions.

BioSymetrics and Renovaro Biosciences seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as BioSymetrics’ employees, directors, corporate collaborators, outside scientific collaborators, contract research organizations (“CROs”), contract manufacturers, suppliers, service providers, consultants, advisors and other third parties. BioSymetrics and Renovaro Biosciences also enter into confidentiality and invention or patent assignment agreements with their employees and consultants, and reminds departing employees when they leave their employment of their continuing confidentiality obligations. BioSymetrics and Renovaro Biosciences cannot guarantee that they have entered into such agreements with each party that may have, or have had, access to trade secrets or proprietary technology and processes. Despite BioSymetrics’ and Renovaro Biosciences efforts, any of these parties may breach the agreements and disclose our proprietary information, including trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. Some courts outside the respective jurisdictions of BioSymetrics and/or Renovaro Biosciences are less willing or unwilling to protect trade secrets. For example, in China, claims regarding infringement or misappropriation of trade secrets are difficult to prove, and consequently plaintiffs are rarely successful in bringing these claims. If any of BioSymetrics’ or Renovaro Biosciences trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, BioSymetrics and Renovaro Biosciences would have no right to prevent them from using that technology or information to compete with us. If any of BioSymetrics’ or Renovaro Biosciences trade secrets were to be misappropriated by, disclosed to, or independently developed by a competitor or other third party, BioSymetrics’ and Renovaro Biosciences competitive positions could be materially and adversely harmed.

Renovaro Biosciences and BioSymetrics have and may enter into collaboration, license, contract research and/or manufacturing relationships with contract organizations that operate in certain countries that are at heightened risk of theft of technology, data and intellectual property through direct intrusion by private parties or foreign actors, including those affiliated with or controlled by state actors. Accordingly, Renovaro Biosciences’ and BioSymetrics’ efforts to protect and enforce their intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that Renovaro Biosciences and BioSymetrics develops or licenses, and we may be at heightened risk of losing proprietary intellectual property rights around the world, including outside of such countries, to the extent such theft or intrusion destroys the proprietary nature of its intellectual property.

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

Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive events. Despite the precautionary measures we have taken to detect and prevent or solve problems that could affect our information technology and telecommunications systems, failures or significant downtime of these systems or those used by its third-party service providers and their vendors could prevent us from conducting tests, preparing and providing our reports to future customers, billing payors, conducting research and development activities, maintaining our financial controls and other reporting functions, and managing the administrative aspects of our business. In addition, the loss of formulas or data from completed, ongoing or planned pre-clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and further development of our product candidates could be delayed. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could have an adverse effect on our business.

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

Renovaro Biosciences’ and BioSymetrics’ success depends on our ability to develop and commercialize our technology without infringing, misappropriating, or otherwise violating the intellectual property of third parties. Third parties may initiate legal proceedings alleging that Renovaro Biosciences or BioSymetrics is infringing their intellectual property rights, and if they prevail, could block sales of Renovaro Biosciences’ or BioSymetrics’ products and force us to make large damages and/or royalty payments, which could have a material adverse effect on the success of our business.

Renovaro Biosciences’ and BioSymetrics’ commercial success in part depends upon our ability, and the ability of our collaborators, to market, sell and distribute our products and use our proprietary technologies without infringing, misappropriating or otherwise violating the proprietary rights of third parties. There is considerable intellectual property litigation in the medical technology, biotechnology, diagnostic and pharmaceutical industries. Renovaro Biosciences or BioSymetrics may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to its products, including interference proceedings before the United Kingdom Intellectual Property Office, the European Patent Office, the United States Patent and Trademark Office and similar bodies in other jurisdictions. Third parties may assert infringement claims against Renovaro Biosciences or BioSymetrics based on existing patents or patents that may be issued in the future.

If Renovaro Biosciences or BioSymetrics is found to infringe, misappropriate, or otherwise violate a third party’s intellectual property rights, it could be required to obtain a license from such third party to continue developing, marketing, selling and distributing our products, or to cease using the infringing technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, We could be found liable for monetary damages, including treble damages if it is found to have willfully infringed a patent and attorneys’ fees if the court finds the case to be exceptional. A finding of infringement, misappropriation, or other violation could prevent us from commercializing our products or force us to cease some of our operations, which could materially harm our business. Claims that Renovaro Biosciences or BioSymetrics has misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

A portion of our technology capabilities incorporates open-source software, and we may incorporate open-source software into other offerings or products in the future. If an author or other third party that distributed such open-source software to BioSymetrics were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations. Further, the outcome of such litigation may be particularly uncertain in some cases, because there is little legal precedent governing the interpretation of certain terms of common open-source licenses. In addition, if BioSymetrics combines its proprietary software with open-source software in a certain manner and makes it available to others, under some open-source licenses, it could be required to license or make available the source code of its proprietary software, which could substantially help its competitors develop products that are similar to or better than ours and harm our business.

The success and growth of BioSymetrics’ business depends upon their ability to continuously innovate and develop new products and technologies.

BioSymetrics’ solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products is complex, and we have built and seek to further develop our own technology using the latest in AI and machine learning, cloud-based technologies and other tools to differentiate our products and technologies. In addition, our dedication to incorporating technological advancements into our AI platforms requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. We operate in an industry experiencing rapid technological change and frequent product introductions. We may not be able to make technological improvements as quickly as demanded by our customers, or we may not be able to accurately predict the demand or growth of its technological investments, which could harm its ability to attract customers and have a material and adverse effect on its business, results of operations, financial condition and future prospects. In addition, we may not be able to effectively implement new technology-driven products and services as quickly as our competitors or be successful in marketing these products and services to potential customers. If we are unable to successfully and timely innovate, we could experience reputational damage and decreased demand for our AI platforms and other products and technologies and our growth, business, results of operations, financial condition and future prospects could be materially and adversely affected.

BioSymetrics’ AI platform and other related products may become obsolete due to fast growing technological innovations or the entry of competitors with more financial and brand power.

AI is a fast-growing industry and BioSymetrics must successfully adapt and manage technological advancements in AI and AI-related markets, as well as effectively compete with the emergence of additional competitors in the AI industry in order to maintain and grow AI business and products. Thus, the success of BioSymetrics’ AI platform, other products, and business depends in large part on its ability to keep pace with rapid technological changes in the development and implementation of AI products. For example, the development of groundbreaking technological innovations in AI, or innovations that would render AI obsolete, would harm BioSymetrics’ business and make its platform or other products less durable. Further, the entry of competitors into the AI market that have more financial and brand power could cause BioSymetrics’ share of the market to be significantly reduced thereby negatively affecting their business, operating results and financial condition.

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

As of June 30, 2026, we had 12 full-time employees. We rely on third-party contractors for the provision of professional, scientific, regulatory, and other services. As our development and commercialization plans and strategies develop, we may need additional managerial, scientific, operational, financial, and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We might not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected and our ability to generate and grow revenue could be reduced and we might not be able to implement our business strategy. Our future financial performance, our ability to commercialize product candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Renovaro Biosciences and BioSymetrics are highly dependent on their key personnel. If Renovaro Biosciences or BioSymetrics are not successful in attracting, motivating and retaining highly qualified personnel, they may not be able to successfully implement their business strategy.

Renovaro Biosciences’ and BioSymetrics’ ability to compete in the highly competitive AI-driven healthcare technology industry depends upon its ability to attract, motivate and retain highly qualified personnel. We are highly dependent on our executive management team and its scientific, medical, technological and engineering personnel, all of whom have been working together as a group for only a limited period of time. The loss of the services provided by any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements as needed, could result in delays in commercialization of its products and harm our business. Renovaro Biosciences and BioSymetrics do not maintain “key person” insurance policies on the lives of these individuals or the lives of any of their other employees.

BioSymetrics will need to grow the size and capabilities of its organizations, and may experience difficulties in managing this growth.

As of June 30, 2026, BioSymetrics has 9 full time employees. As our growth plan and strategies develop, BioSymetrics must add a significant number of additional managerial, operational, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

BioSymetrics’ future financial performance and its ability to commercialize their respective products will depend, in part, on their ability to effectively manage any future growth. BioSymetrics’ management may also have to divert a disproportionate amount of their attention away from day-to-day activities in order to manage these growth activities. BioSymetrics’ ability to successfully manage expected growth is uncertain given the fact that it has been in full operation as an independent company since 2017. BioSymetrics’ executive management team’s lack of long-term experience working together may adversely impact their ability to effectively manage its business and growth.

If BioSymetrics is not able to effectively expand its organization by hiring new employees, it may not be able to successfully implement the tasks necessary to commercialize its products, which would have a negative impact on its business and result of operations.

Renovaro Biosciences’ or BioSymetrics’ employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

Renovaro Biosciences and BioSymetrics are exposed to the risk of fraud, misconduct, or other illegal activity by its employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to comply with the rules and regulations of the Centers for Medicare & Medicaid Services (the “CMS”), the FDA, the EMA, the MRHA and other comparable regulatory authorities; provide true, complete and accurate information to such regulatory authorities; comply with manufacturing and clinical laboratory standards; comply with healthcare fraud and abuse laws in the United Kingdom, Europe, Canada, and, in the future, the United States and similar fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to Renovaro Biosciences or BioSymetrics. Research, sales, marketing, education and other business arrangements in the healthcare industry are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices.

These laws and regulations may restrict or prohibit a wide range of pricing, discounting, educating, marketing and promotion, sales and commission, certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of clinical validation, which could result in regulatory sanctions and cause serious harm to Renovaro Biosciences’ reputation. Renovaro Biosciences and BioSymetrics have each adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by employees and third parties, and the precautions taken to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting each entity from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against Renovaro Biosciences or BioSymetrics, and either is not successful in defending itself or asserting its rights, those actions could have a significant impact on each’s business, including the imposition of significant fines or other sanctions. Even if it is later determined after an action is instituted against Renovaro Biosciences or BioSymetrics that either was not in violation of these laws, Renovaro Biosciences or BioSymetrics may be faced with negative publicity, incur significant expenses defending its actions and have to divert significant management resources from other matters.

Risks Related To Our Business Operations

Our business plan may lead to the initiation of one or more product development programs, the discontinuation of one or more development programs, or the execution of one or more transactions that investors do not agree with or that investors do not perceive as favorable to their investment in our Common Stock.

We are pursuing a strategy to, dependent upon raising sufficient funding to do so, leverage our clinical experience and expertise for the clinical development and regulatory approval of our gene therapy product candidates and advance our AI-driven healthcare technology both for the identification of novel therapeutics, and for the characterization of chemical threat agents and associated countermeasures. As part of our ongoing business strategy, we continue to explore potential opportunities to acquire or license new product candidates and to collaborate on our existing products in development. We cannot be certain that our product candidates will be successfully developed, or that the early clinical trial results of our therapeutic product candidates will be predictive of future clinical trial results. During 2022, we decided to abandon our pan-coronavirus and influenza pipelines as the results did not support further development. We again may determine at any time that one or more of our in-licensed product candidates is not suitable for continued development due to cost, feasibility of obtaining regulatory approvals or any other reason, and may terminate the related license.

Our business plan requires us to be successful in a number of challenging, uncertain and risky activities, including pursuing development of our gene therapy product candidates in indications for which we have limited or no human clinical data, designing and executing a nonclinical and/or clinical development program for our product candidates, building internal or outsourced gene therapy capabilities, converting early stage gene therapy research efforts into clinical development opportunities, prioritizing small molecule therapeutics based on their initial efficacy in the zebrafish model, identifying additional promising new assets for development that are available for acquisition or in-license and that fit our strategic focus and identifying potential partners to collaborate on our products. We may not be successful at one or more of the activities required for us to execute this business plan. In addition, we may consider other strategic alternatives, such as mergers, acquisitions, divestitures, joint ventures, partnerships and collaborations. We cannot be sure when or if any type of transaction will result. Even if we pursue a transaction, such transaction may not be consistent with our stockholders’ expectations or may not ultimately be favorable for our stockholders, either in the shorter or longer term.

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

We are also actively pursuing non-dilutive funding and contractual opportunities with U.S. and Canadian government agencies in support of our therapeutic programs and biodefense applications. Government funding and procurement priorities may change as a result of budgetary constraints, changes in administration, policy priorities, geopolitical developments or other factors outside our control, which could delay, reduce or eliminate potential funding or contracting opportunities. In addition, our participation in government-funded or defense-related programs could expose us to reputational or investor-perception risks, including differing views regarding government policies, defense activities or the use of technologies developed through such programs. Any such developments could adversely affect our ability to obtain funding, enter into partnerships or maintain support among certain investors or other stakeholders.

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

Renovaro Biosciences’ and BioSymetrics’ business is subject to economic, political, regulatory and other risks associated with international operations.

Renovaro Biosciences’ and BioSymetrics’ business is subject to risks associated with conducting business internationally. For example, some of Renovaro Biosciences’ and BioSymetrics’ suppliers and parties with whom they have collaborative relationships are located outside of the United States, including notably in Canada. Accordingly, Renovaro Biosciences’ and BioSymetrics’ future results could be harmed by a variety of factors, including:

●	economic weakness, including inflation, or political instability in particular foreign economies and markets;

●	challenges enforcing its contractual and intellectual property rights, especially in those foreign jurisdictions that do not respect and protect intellectual property rights;

●	changes in foreign laws, regulations and customs, tariffs and trade barriers;

●	changes in foreign currency exchange rates;

●	changes in a specific countries or region’s political or economic environment;

●	negative consequences from changes in tax laws;

●	trade protection measures, import or export licensing requirements or other restrictive actions by the Netherlands or foreign governments;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	workforce uncertainty in countries where labor unrest is more common;

●	difficulties associated with staffing and managing international operations, including differing labor relations; and

●	business interruptions resulting from geo-political actions, including war and terrorism, pandemics, or natural disasters, including earthquakes, typhoons, floods and fires.

Risks Related to our Common Stock

Our stock price has been and will likely continue to be volatile and may decline regardless of our operating performance.

Our stock price has fluctuated in the past and can be expected to be volatile in the future. From October 10, 2025, through October 9, 2026, the reported sale price of our Common Stock has fluctuated between $1.09 and $12.00 per share. The stock market in general and the market for biotechnology and technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our Common Stock. The market price of our Common Stock may be influenced by many factors, including the following:

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

We may be unable to maintain compliance with the continued listing requirements of The Nasdaq Capital Market, and our Common Stock could be delisted.

Our Common Stock is listed on The Nasdaq Capital Market, which imposes continued listing requirements, including a minimum bid price of $1.00 per share, minimum stockholders’ equity or market value requirements, and corporate governance standards. We have previously received deficiency notices from Nasdaq, and we effected reverse stock splits of our Common Stock in September 2025 and May 2026 in part to regain and maintain compliance with the minimum bid price requirement. We are currently subject to a one-year Mandatory Panel Monitor under Nasdaq Listing Rule 5815(d)(4)(B), and if we again fail to satisfy the Bid Price Rule during the monitoring period, the Listing Qualifications Department will issue a delist determination rather than a new compliance period. As of June 30, 2026, we had a stockholders’ deficit of $9,024,946, which is below the $2,500,000 minimum stockholders’ equity requirement of Nasdaq Listing Rule 5550(b)(1). If Nasdaq determines that we do not satisfy that requirement or one of the alternative continued listing standards under Nasdaq Listing Rule 5550(b), we could receive a deficiency notice or a delisting determination. There can be no assurance that we will maintain compliance with the applicable continued listing requirements. If our Common Stock were delisted, the liquidity and market price of our Common Stock would likely be materially adversely affected, our ability to raise capital would be impaired, and our Common Stock could become subject to the “penny stock” rules, which could further limit trading in our Common Stock.

The conversion of our Series B Convertible Preferred Stock would result in substantial dilution to our existing stockholders, and the Series B Preferred Stock ranks senior to our Common Stock upon liquidation.

In connection with the Neurobridge acquisition, we issued eight shares of Series B Convertible Preferred Stock with an aggregate stated value of $20.0 million. The Series B Preferred Stock is not convertible unless and until the Company obtains the stockholder approval required under Nasdaq Listing Rules 5635(a) and 5635(d) in connection with the Neurobridge acquisition and the potential issuance upon conversion of shares representing 20% or more of the Company’s pre-transaction outstanding Common Stock. Following receipt of such approval, the Series B Preferred Stock will be convertible into up to 1,666,666 shares of Common Stock at a conversion price of $12.00 per share — reflecting the proportionate adjustment of the original $1.50 conversion price and 13,333,333-share maximum required by the Series B Certificate of Designation for the May 2026 Reverse Stock Split — subject to a 4.99% beneficial ownership limitation (increasable to 9.99% upon 61 days’ notice). Based on 4,615,503 shares of Common Stock outstanding as of June 30, 2026, full conversion would represent an increase of approximately 36% in our outstanding shares and would substantially dilute the ownership and voting power of our existing stockholders, and sales of the shares issued upon conversion (or the perception that such sales may occur) could depress the market price of our Common Stock. In addition, the Series B Preferred Stock has a liquidation preference equal to its aggregate stated value and ranks senior to our Common Stock with respect to distributions upon liquidation, dissolution or winding up. The aggregate liquidation preference of the Series B Preferred Stock is $20.0 million, which substantially exceeds the $1.84 million at which the Series B Preferred Stock is recorded in our consolidated financial statements. The recorded amount reflects the estimated fair value of the Series B Preferred Stock at issuance for accounting purposes and does not limit the amount payable to the holders in a liquidation. In any liquidation, dissolution or winding up of the Company, holders of Series B Preferred Stock would be entitled to receive the full $20.0 million preference before any distribution to holders of our Common Stock and, because our total stockholders’ deficit was $9,024,946 at June 30, 2026, holders of Common Stock would likely receive nothing. If the required stockholder approval is not obtained, the Series B Preferred Stock will remain outstanding with such preference. There can be no assurance as to whether or when stockholder approval will be obtained.

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

We have identified a material weakness in our internal control over financial reporting. If we fail to remediate the material weakness, or otherwise fail to maintain effective internal control over financial reporting, our ability to report our financial results accurately and timely could be adversely affected.

As described in Part II, Item 9A of this Annual Report, management concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of June 30, 2026, due to a material weakness attributable to the Company not having adequate resources to address complex accounting matters. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Until remediated, this material weakness could result in errors in our financial statements, cause us to fail to meet our reporting obligations on a timely basis, and lead to a loss of investor confidence and a decline in the market price of our Common Stock. Remediation will require financial and personnel resources that we may not have, and there can be no assurance that our remediation efforts will be successful or that we will be able to maintain effective internal control over financial reporting in the future.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity Risk Management and Strategy

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

Our cybersecurity framework is seamlessly integrated into our broader enterprise risk management strategy, sharing methodologies, reporting mechanisms, and governance structures with other risk domains including legal, compliance, strategic, operational, and financial risks.

Key components of our cybersecurity risk management program include:

●	Conducting risk assessments to pinpoint material cybersecurity threats to our critical systems, data, products, services, and overall IT infrastructure.

●	Engagement with external service providers to evaluate, enhance, or support our security measures.

●	Senior management to foster a culture of security awareness.

●	An incident response plan outlining specific procedures for managing cybersecurity incidents.

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

The responsibility for day-to-day management of cybersecurity risks lies with our management team. This team is at the forefront of our cybersecurity initiatives, coordinating both internal and external resources to anticipate, identify, and mitigate cyber threats. Our approach includes regular updates from internal security teams, leveraging intelligence from various sources, and utilizing advanced security tools to protect our digital environment.

Item 2. Properties

The Company does not currently occupy any material physical office facilities, and our employees primarily work remotely. The Company maintains a virtual office address in Sacramento, California for administrative and corporate purposes. Certain legacy office leases (Century City, California and Boca Raton, Florida) remain outstanding and were in default as of June 30, 2026, and are described in Note 6 to the Financial Statements; although the Company has ceased using the leased premises. We believe that our current remote working arrangements are adequate for our present operations.

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

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County (the “Midler Matter”). The Midler Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The Midler Matter also names the Company as a nominal defendant. The Midler Matter sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On July 31, 2025, the court stayed the Midler Matter for 120 days. On November 3, 2025, plaintiff in the Koenig Matter filed a motion for preliminary approval of the Koenig-Solak-Midler Settlement in the United States District Court for the Central District of California. The Midler Matter is stayed pending approval of the Koenig- Solak- Midler Settlement. The defendants have not yet responded to the complaint. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

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

On December 4, 2023, the Defendants answered the Company’s First Amended Complaint and G Tech and SRI filed a Cross-Complaint. In the Cross-Complaint, G Tech and SRI seek declaratory and injunctive relief related to certain agreements between G Tech, SRI, and the Company, including, inter alia, a declaration that the Framework Agreement, effective as of November 15, 2019, the Statement of Work & License Agreement, effective as of January 31, 2020, and the Statement of Work and License Agreement for Influenza and Coronavirus Indications, effective as of April 18, 2021, have been terminated and the Company has no rights to any license under such agreements. Trial was scheduled to begin on March 3, 2025. On November 14, 2024, the court vacated the March 3, 2025, trial date and set a trial setting conference for May 1, 2025. At the May 1, 2025, trial setting conference, the court reset the trial to begin on November 30, 2026. On June 11, 2026, pursuant to the stipulation of the parties, the Court dismissed all claims, counterclaims and crossclaims.

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

On June 21, 2024, the Company filed suit against Weird Science, Gumrukcu, Wittekind, and certain trusts in connection with the February 16, 2018 merger involving the Company and two companies closely associated with Gumrukcu. In the complaint, the Company alleges that Gumrukcu and others deliberately and fraudulently concealed a murder-for-hire scheme from the Company in order to induce the Company to enter into the merger agreement, which resulted in the defendants receiving shares and compensation. The Company asserts claims for fraudulent concealment, equitable fraud, unjust enrichment, and civil conspiracy and seeks, inter alia, equitable relief, including, but not limited to, return to the Company any shares received in connection with the merger, and damages. On October 1, 2024, the defendants moved to dismiss the complaint. A hearing took place on June 25, 2025, and on November 7, 2025, the Court granted defendants’ motion and dismissed the complaint. The only remaining claim is against Mr. Gumrukcu. Mr. Gumrukcu did not respond to the complaint. The Company intends to pursue that claim against Gumrukcu to judgment. On October 7, 2026, counsel for Weird Science, Mr. Wittekind, made a settlement demand of $10 million to resolve all pending litigation.

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

On May 12, 2026, the Company filed a Complaint in the United States District Court for the District of Delaware originally against John Doe defendants and later amended on August 28, 2026 to name over 100 defendants allegedly involved in illegal naked short selling schemes involving the Company’s stock. The Company alleges that these schemes resulted in an artificial decline in the price of the Company’s stock. The Company engaged in substantial discovery to uncover those involved in the schemes and extent to which each defendant was involved. The claims asserted in the Complaint include securities fraud and market manipulation claims and a claim under the federal Racketeering Influenced and Corrupt Organization statute. The Company is in the process of serving the multiple defendants with the Complaint while its investigation into the wrongdoing continues.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of our Common Stock

Our Common Stock trades on the Nasdaq Capital Market under the symbol “LNAI”.

As of October 13, 2026, the Company had 5,034,452 shares of Common Stock issued and outstanding and approximately 231 stockholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Recent Sales of Unregistered Securities

 On May 1, 2026, in connection with the acquisition of Neurobridge IP Holdings Incorporated, the Company issued an aggregate of 8 shares of Series B Convertible Preferred Stock to Oncotelic Inc. and Pelerin Therapeutics Inc. as consideration for the acquisition. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On July 7, 2025, the Company issued 669,477 shares of common stock, valued at $16.1 million upon the conversion of convertible notes (see Financial Statement Note 9). The shares were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

On March 24, 2026, the Company extinguish an aggregate of $828,770 of outstanding principal and accrued interest owed under Investor Notes in exchange for an aggregate of 488,663 shares of the Company’s common stock, par value $0.0001 per share (the “Exchange Shares”), together with common stock purchase warrants to acquire an aggregate of 179,203 additional shares of common stock (see Financial Statement Note 9). The Company relied on the exemption from registration provided by Section 3(a)(9) of the Securities Act and, to the extent applicable, Section 4(a)(2) thereof, in connection with the issuance of the Exchange Shares and Warrants.”

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the fiscal year ended June 30, 2026.

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

Our Business

Lunai Bioworks Inc. operates principally through two operating subsidiaries, Renovaro Biosciences and BioSymetrics; a third wholly owned subsidiary, Lunai Bioworks IP, Inc., holds the intellectual property acquired in the May 2026 Neurobridge acquisition, including the N2B intranasal drug delivery platform (see Note 12 to the Financial Statements). BioSymetrics refers to BioSymetrics Inc. and its wholly owned subsidiary BioSymetrics Corp., which were acquired on April 8, 2025. During the quarter ended September 30, 2025, GEDi Cube, B.V., acquired on February 13, 2024, filed for bankruptcy and ceased operations. Following the deconsolidation of GEDi Cube B.V., consolidated operations now consist of Renovaro Biosciences cell and gene therapy programs and BioSymetrics AI platform.

Lunai Bioworks Inc. is an AI-driven biotechnology company focused on precision medicine, biomarker discovery, and therapeutic development for CNS disorders, biodefense, and other serious diseases with unmet medical need. The Company, through the Renovaro Biosciences and BioSymetrics subsidiaries, combines multimodal data analytics with experimental biology to generate predictive insights intended to accelerate research and development activities and improve the efficiency of therapeutic and chemical countermeasure discovery.

To date, our operations have been funded by sales of our securities and debt financing. We have not generated revenue from product sales. During fiscal 2026, we recognized $51,992 of service revenue from a single research services customer. We do not expect material product revenue until our products are approved for marketing in the United States, Canada and/or Europe. Even if we are successful in having our products approved for sale in the United States, Canada and/or Europe, we cannot guarantee that a market for the products will develop. We may never be profitable.

Recent Developments

Debt Conversion

On September 2, 2026, the Company entered into a Master Consulting and Strategic Advisory Agreement with Strategic Advisors S.à r.l. pursuant to which the Company agreed to issue 180,000 shares of its common stock in settlement of outstanding invoices for services provided to the Company through August 24, 2026 and for prospective services. The shares were valued at $432,000, based on the closing market price of the Company’s common stock of $2.40 per share on September 2, 2026. Upon issuance of the shares, $286,225 of outstanding accounts payable was satisfied, with the remaining approximately $145,775 recorded as prepaid consulting and advisory services to be recognized as services are provided.

On July 21, 2026, the Company entered into an agreement to convert approximately $672,000 of outstanding indebtedness, including accrued interest and certain trade payables, into 239,025 shares of the Company’s common stock at a conversion price of $2.81 per share. At issuance of the shares, the converted indebtedness was fully satisfied and extinguished.

Acquisition of Neurobridge IP Holdings

On May 1, 2026, the Company completed the acquisition of Neurobridge IP Holdings Incorporated (“Neurobridge”) pursuant to an Agreement and Plan of Merger dated April 27, 2026. The aggregate consideration consisted of eight shares of the Company’s Series B Convertible Preferred Stock, each with a stated value of $2.5 million, for an aggregate stated value of $20.0 million. The acquisition-date fair value of the Series B Convertible Preferred Stock issued as consideration was $1.84 million, which was used to measure the acquisition cost. The Series B Preferred Stock is convertible into common stock at a fixed conversion price of $1.50 per share following receipt of the stockholder approval required by applicable Nasdaq rules, resulting in a stated maximum of 13,333,333 shares of common stock issuable upon full conversion before adjustment for the May 2026 Reverse Stock Split; after giving effect to the proportionate adjustment required by the Series B Certificate of Designation, the conversion price is $12.00 and the maximum number of shares issuable upon full conversion is 1,666,666. The Series B Preferred Stock has a liquidation preference equal to its aggregate stated value and ranks senior to the Company’s common stock with respect to liquidation

May 2026 Reverse Stock Split

In May 2026, the Company effected a 1-for-8 reverse stock split of its common stock (the “May 2026 Reverse Stock Split”), effective at 12:01 a.m. (New York time) on May 22, 2026, and the Common Stock began trading on a split-adjusted basis on The Nasdaq Capital Market on May 22, 2026. This followed the Company’s 1-for-10 reverse stock split effected in September 2025. All share and per-share amounts in this Annual Report have been retroactively restated to reflect both reverse stock splits (see Note 9 to the Financial Statements).

Debt Exchanges

On March 24, 2026, the Company entered into separate debt exchange agreements (collectively, the “Debt Exchange Agreements”) with three of the Company’s holders (each a “Holder”) of secured promissory notes (the “Investor Notes”). Pursuant to the Debt Exchange Agreements, the Holders agreed to cancel and extinguish an aggregate of $828,770 of outstanding principal and accrued interest owed under the Investor Notes in exchange for an aggregate of 488,663 shares of the Company’s common stock, par value $0.0001 per share (the “Exchange Shares”), and common stock purchase warrants to acquire an aggregate of 179,203 additional shares of common stock (the “Warrants”). The Exchange Shares issued at an implied exchange price of $1.68 per share. Each Warrant, once issued, was immediately exercisable for one share of common stock at an exercise price of $1.68 per share and will expire on March 24, 2036.

Bankruptcy of GEDi Cube B.V.

On September 2, 2025, the Court of Amsterdam (the “Court”) declared bankrupt GEDi Cube B.V. (“GEDi”), an indirect subsidiary of Lunai Bioworks, Inc. (“Lunai”), and appointed Mr. M.M. Dellebeke as the receiver in the bankruptcy. GEDi filed a voluntary petition seeking a declaration of bankruptcy due to its inability to make payments as they became due. As a result of this, the Company determined that a material impairment of GEDi had occurred (see Note 5 to the financial statements).

Debt Restructuring and Conversion

On July 7, 2025, the Company entered into an exchange agreement with certain holders of outstanding secured promissory notes pursuant to which approximately $9.7 million of outstanding secured indebtedness was exchanged for approximately $16.1 million of convertible promissory notes. Immediately following the exchange, the holders converted the entire principal amount of the convertible notes into an aggregate of 669,477 shares (after giving retroactive effect to the Company’s September 2025 1-for-10 and May 2026 1-for-8 reverse stock splits described below) of the Company’s common stock at a conversion price of $24.00 per share (after giving retroactive effect to such reverse stock splits).

As a result of the foregoing transactions, the Company (i) eliminated $9.7 million of secured indebtedness, (ii) issued $16.1 million in Convertible Notes to the same holders, and (iii) issued 669,477 shares of common stock (on the same split-adjusted basis) upon full conversion of such Convertible Notes. No cash was issued for any fractional shares. The transactions did not involve any cash proceeds to the Company.

Known Trends

Going Concern and Management’s Plans

The financial statements included elsewhere herein for the year ended June 30, 2026, were prepared under the assumption that we would continue our operations as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. As of June 30, 2026, we had cash and cash equivalents of $1,713,653, an accumulated deficit of $514,025,049 and total liabilities of $18,966,734. We have incurred losses from continuing operations, have used cash in our continuing operations, and are dependent on additional financing to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern for one year after the date the financial statements are issued. The financial statements included elsewhere herein do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Management has reduced overhead and administrative costs by streamlining the organization to focus on its AI -driven precision medicine platform, therapeutic programs and biodefense initiatives. The Company has tailored its workforce to focus on these activities. In addition, the Company intends to attempt to secure additional required funding through equity or debt financing. However, there can be no assurance that the Company will be able to obtain any sources of funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us.

Funding that we may receive during fiscal 2027 is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, to support commercialization of our products and conduct the clinical and regulatory work to develop our product candidates, and to begin building working capital reserves.

RESULTS OF OPERATIONS

Year ended June 30, 2026 compared to the year ended June 30, 2025.

The following table sets forth our revenues, expenses and net loss for the years ended June 30, 2026 and 2025. The financial information below is derived from our audited consolidated financial statements included elsewhere in this Annual Report.

	For the Years Ended
	June 30,		Increase/(Decrease)
	2026	2025	$	%
Service Revenue	$51,992	$—	$51,992	100%

Cost of Goods Sold	—	—	—	0%

Gross profit (loss)	51,992	—	51,992	100%

Operating Expenses
General and administrative	7,799,970	17,880,050	(10,080,080)	(56)%
Research and development	24,518	537,428	(512,910)	(95)%
Long-lived asset impairment	831,915		831,915	100%
Goodwill impairment		170,419,429	(170,419,429)	(100)%
Depreciation and amortization	93,522	129,095	(35,573)	(28)%
Total Operating Expenses	8,749,925	188,966,002	(180,216,077)	(95)%
LOSS FROM OPERATIONS	(8,697,933)	(188,966,002)	180,268,069	(95)%

Other Income (Expense)
Change in fair value of	590,000	11,680,000	(11,090,000)	(95)%
contingent consideration
Loss on extinguishment of debt	(7,415,708)		(7,415,708)	(100)%
Change in fair value of equity	156,849	(112,149)	268,998	(240)%
securities
Gain on bankruptcy of subsidiary	12,019,227		12,019,227	100%
Interest expense	(235,074)	(725,684)	490,610	(68)%
Interest and other income	20,160	116,346	(96,186)	(83)%
(expense)
Total Other Income (Expense)	5,135,454	10,958,513	(5,823,059)	(53)%

NET LOSS	$(3,562,479)	$(178,007,489)	174,445,010	(98)%

	For the Years Ended
	June 30,		Increase/(Decrease)
	2026	2025	$	%

Net Loss	$(3,562,479)	$(178,007,489)	$174,445,010	(98)%
Other Comprehensive Income (Loss)
Foreign Currency Translation, net of taxes	(10,970,899)	10,985,688	(21,956,587)	(200)%

Comprehensive Loss	$(14,533,378)	$(167,021,801)	$152,488,423	(91)%

Revenues

We are a pre-clinical biotechnology and artificial intelligence driven healthcare technology company. Our therapeutic and core diagnostic product candidates remain pre-clinical and have not generated any product revenue. During the year ended June 30, 2026, we recognized $51,992 of service revenue from a single research-services customer. The Company had no revenues from continuing operations in prior periods. We have incurred losses since inception and do not anticipate earning material product revenues until our therapies or products are approved for marketing and sale.

Operating Expenses

Our operating expenses for the years ended June 30, 2026 and 2025 were $8,749,925 and $188,966,002, respectively, representing a decrease of $180,216,077 or 95%. The largest contributors to the decrease in operating expenses for the year ended June 30, 2026, were the decreases in the non-cash goodwill impairment of $170,419,429, general and administrative expenses of $10,080,080, and research and development expenses of $512,910, partially offset by the increase in the non-cash long-lived asset impairment of $831,915 compared to the year ended June 30, 2025.

General and administrative expenses for the years ended June 30, 2026 and 2025, were $7,799,970 and $17,880,050, respectively, representing a decrease of $10,080,080, or 56%. The decrease in general and administrative expenses is primarily related to decreases in consulting expenses of $2,137,055, legal expenses of $2,412,596, stock based compensation expense of $2,682,902, salaries of $1,796,534, advertising expenses of $22,899, board member compensation of $29,069, rent expense of $371,441, partially offset by an increase in investor relations expenses of $94,100 and state tax franchise fees of $126,381.

Research and development expenses for the years ended June 30, 2026, and 2025, were $24,518 and $537,428, respectively, representing a decrease of $512,910 or 95%. The decrease in research and development expenses is primarily related to decreases in consumables of $345,682 and decreases in consulting expenses of $136,936.

Other Income (Expenses)

Net other income (expenses) for the years ended June 30, 2026 and 2025 was $5,135,454 and $10,958,513, respectively, representing a change of $5,823,059 or 53%. The variance is primarily due to a decrease of $11,090,000 in the change in fair value contingent consideration in the current period, loss on extinguishment of debt of 7,415,708 in the current period, which is offset by the gain on bankruptcy of subsidiary in the amount of $12,019,227.

Net Loss

Net loss for the years ended June 30, 2026 and June 30, 2025 was $3,562,479 and $178,007,489, respectively, representing a decrease in net loss of $174,445,010 or 98%. The decrease in net loss was primarily attributable to the absence of the prior-year goodwill impairment of $170,419,429, the $10,080,080 decrease in general and administrative expenses and the $12,019,227 gain on the deconsolidation of GEDi Cube B.V., partially offset by the $7,415,708 loss on extinguishment of debt, the $831,915 impairment of long-lived assets and the $11,090,000 less favorable year-over-year change in the fair value of contingent consideration.

Liquidity and Capital Resources

We have historically satisfied our capital and liquidity requirements through funding from stockholders, the sale of our Common Stock and warrants, and debt financing. Although we recognized $51,992 of service revenue from a single research-services customer during the year ended June 30, 2026, this revenue is not sufficient to support our operations, and we do not anticipate generating revenue sufficient to support operations until our therapies or core diagnostic products are approved for marketing in the United States, Canada and/or Europe. Even if we are successful in having our therapies or products approved for sale in the United States, Canada and/or Europe, we cannot guarantee that a market for the therapies or products will develop. We may never be profitable.

As of June 30, 2026, the Company had $1,713,653 in cash and a working capital deficit of $16,874,093, compared to $92,700 in cash and a working capital deficit of $28,109,502 as of June 30, 2025. The increase in cash of $1,620,953 reflects $8,120,829 of gross financing proceeds ($750,000 from the November 2025 private placement, $5,047,829 from ATM offerings and $2,323,000 of proceeds from notes payable), partially offset by financing outflows of $1,729,371 ($729,370 of repayments under a finance agreement and $1,000,001 of repayments of notes payable), the $5,288,197 of net cash used in operating activities and after giving effect to the $543,462 provided by investing activities and the effect to the $25,770 in exchange rate changes on cash.

 The Company will require additional capital during the next twelve months and beyond to fund its operations, including research and development activities, personnel costs, purchases of equipment, and continued investment in the development and validation of its technology.

As of October 13, 2026, the Company has less than one month of available cash resources to fund its operations based on its current operating plan. Accordingly, the Company does not have sufficient cash resources to fund its near-term operations without obtaining additional financing. The Company is actively pursuing additional financing; however, there can be no assurance that such financing will be available on favorable terms, or at all. In the absence of sufficient additional financing, the Company may be required to significantly reduce, temporarily suspend, or permanently cease some or all of its operations, including reductions in personnel. Such actions could materially adversely affect the Company's business, financial condition, and the market price of its securities.

The Company is actively evaluating potential sources of additional capital, including public or private equity financings and debt financing arrangements, and may take additional actions to reduce operating expenditures and preserve liquidity. There can be no assurance that additional financing will be available when needed or on terms acceptable to the Company. If the Company is unable to obtain additional financing on a timely basis, it may be required to materially reduce or suspend operations. In addition, an adverse outcome in legal or regulatory proceedings in which the Company is currently involved or may become involved could adversely affect its liquidity and financial position. As discussed under “Going Concern and Management’s Plans” and Note 2 to the consolidated financial statements, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.

Equity

On July 7, 2025, the Company issued 669,477 shares of Common Stock for settlement of convertible promissory notes valued at $16.1 million principal amount (see Note 9 to the Financial Statements).

On July 28, 2025, the Company issued 688 shares of Common Stock for settlement of accounts payable valued at $17,050 (see Note 9 to the Financial Statements).

On September 5, 2025, the Company issued 9,956 shares of Common Stock for settlement of accounts payable valued at $167,259 (see Note 9 to the Financial Statements)..

On October 17, 2025, the Company issued 2,500 shares of Common Stock for consulting services valued at $24,000 (see Note 9 to the Financial Statements).

On November 4, 2025, the Company issued 2,500 shares of Common Stock for consulting services valued at $16,680 (see Note 9 to the Financial Statements).

On November 28, 2025, the Company entered into a securities purchase agreement to which the Company agreed to sell, and the Investor agreed to purchase, in a private placement, 391,667 shares of its common stock, par value $0.0001 per share, at a purchase price of $8.00 per share, and 130,556 three-year warrants, exercisable after sixty (60) days for aggregate gross proceeds of $3,133,333. As of June 30, 2026, the Company issued 93,750 shares of common stock for $750,000 in aggregate proceeds.

On December 29, 2025, the Company issued 29,688 shares of Common Stock to René Sindlev, a former director and related party, for a settlement dispute valued at $228,000 (see Note 9 to the Financial Statements).

On December 29, 2025, the Company issued 573 shares of Common Stock for debt conversion valued at $154,753 (see Note 9 to the Financial Statements).

On March 24, 2026, the Company issued 488,663 shares of Common Stock for debt conversion valued at $828,770 (see Note 9 to the Financial Statements).

Between March 23, 2026 and June 18, 2026, the Company issued an aggregate of 1,103,385 shares of Common Stock through its At-the-Market (“ATM”) offering program at prices ranging from approximately $3.02 to $5.57 per share, on a post-reverse-split basis, for aggregate net proceeds of approximately $5,047,829 (see Note 9 to the Financial Statements).

Debt

Convertible Notes Payable —

The January 2024 Note — On January 12, 2024, the Company entered into Subscription Agreements with an investor to issue a Convertible Promissory Note for an aggregate principal amount of $125,000 (the “January 2024 Note”). The Company received a total of $125,000 in gross proceeds. The January 2024 Note bears an interest rate of 12% per annum and matured on December 29, 2024. The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the January 2024 Note. The January 2024 Note is convertible either at the option of the holder or automatically upon maturity into shares of the Company’s Common Stock at the Note Conversion Price of $270.

On September 18, 2025, the Company entered into the First Amendment to Convertible Promissory Note whereby the January 2024 Note that matured on December 29, 2024, was amended extending the Maturity Date in the second paragraph of the Note from December 29, 2024 to December 29, 2025. Accordingly, the Note unless otherwise amended, replaced, or otherwise altered by this First Amendment, any and all terms contained in the Note continue in full force and effect. On December 29, 2025 the Note was fully converted for principal and interest in the amount of $154,753 for 573 shares of Common Stock automatically upon maturity at the Note Conversion Price of $270.

Notes Payable —

Bridge Loans —

From July 21, 2025 to March 17, 2026, the Company issued Promissory Notes in the aggregate principal amount of $803,000. The Notes bear an interest rate of 10% per annum and mature on June 30, 2026, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date. The notes converted to equity as of March 24, 2026. The exchange resulted in a $1,086,116 loss on extinguishment of debt (see Note 7 to the Financial Statements).

On August 18, 2025, the Company issued Promissory Notes in the aggregate principal amount of $1,000,000, incurring $80,000 of placement costs. The Notes bear an interest rate of 18% per annum and mature on the 6-month anniversary of the Issue Date, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date. As of June 30, 2026, the notes balance was settled in full with total principal of $1,000,000 and interest of $108,494.

December 2023 Notes — On December 20, 2023, the Company entered into Subscription Agreements to purchase Convertible Promissory Notes for an aggregate principal amount of $120,000 (the “December 2023 Notes”). The Company received a total of $120,000 from the private placement between December 2023 and January 2024. The December 2023 Notes bear an interest rate of 12% per annum and matured one year after their respective dates of issuance (the “Maturity Date”). The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the December 2023 Notes. During the year ended June 30, 2026, the holder elected to receive a cash payment of the December 2023 Notes rather than conversion into shares of common stock. The conversion feature expired upon the election of a cash payment and the December 2023 Notes are no longer convertible. The holder subsequently transferred the December 2023 Notes to an unrelated party. As of June 30, 2026, the outstanding principal balance was $120,000 and accrued interest was $36,414 (see Note 7 to the Financial Statements).

From June 4, 2025 to June 14, 2025, the Company entered into agreements with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”) and Laksya Ventures Inc. to issue Promissory Notes for the principal amount of $1,725,000 to each note holder. The Company received $3,450,000 in gross proceeds. The notes bear an interest rate of 10% per annum and mature on December 31, 2025. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory notes for new convertible promissory notes. The exchange resulted in a $2,262,774 loss on extinguishment of debt. Immediately following the issuance of the convertible notes on July 7, 2025, the investors elected to convert the entire note balance for shares of common stock. The notes balance at June 30, 2026 was zero with Paseco ApS and Laksya Ventures Inc (see Note 7 to the Financial Statements).

From October 21, 2024 to January 24, 2025, the Company entered into agreements with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of $2,650,000. The Company received $2,650,000 in gross proceeds. The notes bear an interest rate of 10% per annum and mature from December 31, 2024 to December 31, 2025. Approximately $700,000 matured on December 31, 2024, $900,000 matured on December 31, 2025 and $1,050,000 matured on January 31, 2025. On February 24, 2025, Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory notes for new convertible promissory notes. The exchange resulted in a $1,821,843 loss on extinguishment of debt. Immediately following the issuance of the convertible notes on July 7, 2025, the investors elected to convert the entire note balance for shares of common stock. The note balance at June 30, 2026, was zero with Paseco ApS and Laksya Ventures Inc (see Note 7 to the Financial Statements).

From November 12, 2024 to December 3, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of €450,000. The note bears an interest rate of 10% per annum and matures on December 1, 2025. On February 24, 2025 Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory notes for new convertible promissory notes. The exchange resulted in a $364,303 loss on extinguishment of debt. Immediately following the issuance of the convertible notes on July 7, 2025, the investors elected to convert the entire note balance for shares of common stock. The note balance at June 30, 2026 was approximately zero with Paseco ApS and Laksya Ventures Inc (see Note 7 to the Financial Statements).

On November 1, 2024, Renovaro Cube entered into an agreement with Yalla Yalla Limited, an investor to issue a Promissory Note for the amount of approximately €225,000. The note bears an interest rate of 10% per annum and matured on February 24, 2025. The note balance at June 30, 2026 was approximately $268,000 (see Note 7 to the Financial Statements).

On September 16, 2024, the Company entered into an agreement with RS Bio ApS, a Danish entity controlled by a shareholder (“RS Bio”), to issue a Promissory Note for the principal amount of $100,000 (the “September 2024 Note”). The Company received $100,000 in gross proceeds. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $71,112 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance at June 30, 2026 was zero (see Note 7 to the Financial Statements).

On September 6, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue a Promissory Note for the principal amount of €50,000. The note bears an interest rate of 12% per annum and matures on September 9, 2025. On February 24, 2025 Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $41,319 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance at June 30, 2026 was zero with Paseco ApS and Laksya Ventures Inc. (see Note 7 to the Financial Statements).

On February 5, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263 (the “February 2024 Note”). The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $80,343 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance, net of discount at June 30, 2026 was zero (see Note 7 to the Financial Statements).

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315. The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $401,715 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance, net of discount at June 30, 2026 was zero (see Note 7 to the Financial Statements).

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000. The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the note. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $591,198 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance, net of discount at June 30, 2026 was zero. (see Note 7 to the Financial Statements).

Promissory Note — On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Promissory Note”) to Paseco ApS. There have been eight amendments to the Promissory Note since the issuance date, the most recent of which is dated August 1, 2024. The principal amount of the Promissory Note, as amended, was payable on November 1, 2024 (the “Maturity Date”). The Promissory Note, as amended, bears interest at a fixed rate of 12% per annum. On February 24, 2025 Paseco ApS assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $694,985 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The Promissory Note balance at June 30, 2026 was zero.

The Company’s obligations under the referenced Promissory and Bridge Notes, except for those originally entered into by Renovaro Cube, are secured by a Security Agreement. To secure the Company’s obligations under the Promissory Note, the Company entered into a Security Agreement with the Holder, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) for the benefit of Paseco ApS, Rene Sindlev and Laksya Ventures. Upon an Event of Default (as defined in the notes, respectively) Paseco ApS, Rene Sindlev and Laksya Ventures may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease, or dispose of the Collateral. As of June 30, 2026, Rene Sindlev remains the only Holder with lien rights. (see Note 7 to the Financial Statements).

Related Party Notes —

From February 3, 2025, to March 9, 2026, the Company issued Promissory Notes to Rene Sindlev, a stockholder of the Company, and to an entity controlled by Mr. Sindlev, in the aggregate principal amount of $600,000. The Related Party Notes bear an interest rate of 10% per annum and mature on June 30, 2026, (the “Maturity Date”). The Related Party Notes are presented as “Notes Payable – related parties, net on the consolidated balance sheets. The Company is required to pay principal and interest on the Maturity Date. The notes balance at June 30, 2026 is $600,000. These notes were converted on July 21, 2026 (see Note 14 to the Financial Statements).

Cash Flows

Year ended June 30, 2026 compared to the year ended June 30, 2025

Following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities:

	For the Years Ended
	June 30,
	2026	2025
Net Cash Used in Operating Activities	$(5,288,197)	$(7,874,647)
Net Cash Provided (Used) in Investing Activities	543,462	(500,000)
Net Cash Provided by Financing Activities	6,391,458	8,382,772
Effect of exchange rates on cash	(25,770)	(135,892)
Net Increase (Decrease) in Cash	$1,620,953	$(127,767)

At June 30, 2026, we had cash and cash equivalents of $1,713,653, an increase of $1,620,953, when compared to the June 30, 2025 balance of $92,700. This increase was primarily due to cash provided from financing activities, partially offset by cash used in operating activities.

To the extent additional capital becomes available, we expect to allocate funds to research and development, including the continued development and validation of our AI -driven precision medicine platform, therapeutic programs and biodefense initiatives. These activities will require an increase in selling, general and administrative costs, and research and development costs to support the expected growth. As additional funds are required, we may raise such funds from time to time through public or private sales of our equity or debt securities.

Cash used in operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. Net cash used in operating activities for the years ended June 30, 2026 and 2025 was $5,288,197 and $7,874,647, respectively, representing a decrease of $2,586,450. The decrease in operating cash usage principally reflects the Company’s lower cash operating cost structure following the restructuring, including reduced payroll and professional-services payments and the elimination of GEDi Cube B.V.’s operating cash requirements after its deconsolidation, together with the timing of payments of liabilities.

Net cash provided (used) in investing activities for the years ended June 30, 2026 and 2025 was $543,462 and ($500,000), respectively, representing an increase of $1,043,462. The increase was primarily attributable to $544,700 of proceeds from the sale of equity securities during the year-end June 30, 2026.

Net cash provided by financing activities for the years ended June 30, 2026 and 2025 was $6,391,458 and $8,382,772, respectively, representing a decrease of $1,991,314. The net cash provided by financing activities in the current year consists primarily of 750,000 of proceeds from the November 2025 private placement, $5,047,829 of proceeds from ATM offerings, $2,323,000 from the issuance of notes, and partially offset by repayments of $729,370 under a finance agreement and repayments of notes payable of $1,000,001 (aggregate repayments of $1,729,371). The prior year net cash from financing activities primarily consisted of $2,376,181 of proceeds from private placements, $6,977,822 from the issuance of notes, and partially offset by repayments of $971,231 under a finance agreement.

Off-Balance Sheet Arrangements

As of June 30, 2026, and 2025, we had no off-balance sheet arrangements. We are not aware of any material transactions which are not disclosed in our consolidated financial statements.

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

The estimates described below involve the greatest degree of estimation uncertainty and have had, or are reasonably likely to have, a material effect on our financial condition or results of operations. The discussion below supplements, and should be read together with, the accounting policies described in Note 1 to the Financial Statements.

Neurobridge intellectual property — valuation and classification. The $1,840,000 acquisition cost of the intellectual property acquired in the Neurobridge transaction was measured based on the estimated acquisition-date fair value of the Series B Convertible Preferred Stock issued as consideration. The valuation of the Series B Convertible Preferred Stock required significant judgment regarding the valuation methodology and inputs, including the value of the underlying Common Stock, the probability and timing of stockholder approval of conversion, and discounts associated with marketability and transfer restrictions. The acquisition cost was allocated among the acquired intellectual property assets based on their relative fair values. The acquired intellectual property assets were classified as finite-lived intangible assets. Certain acquired intellectual property assets were available for their intended use as of the acquisition date and are being amortized on a straight-line basis over estimated useful lives ranging from 10 to 15 years. The remaining acquired intellectual property assets were not yet available for their intended use as of June 30, 2026 and, accordingly, amortization had not commenced. The Company will reassess the useful lives and available-for-use conclusions as additional legal, regulatory, technological and commercial information becomes available (see Notes 5 and 12).

Contingent consideration. The contingent consideration liability arising from the GEDi Cube acquisition is a recurring Level 3 fair value measurement based on the probability-weighted number of contingent shares expected to be issued and the value of the Common Stock. The measurement changed materially during the periods presented (an $11,090,000 less favorable year-over-year change), and the recorded amount is directly sensitive to the Company’s stock price and to management’s assessment of the probability of the milestone conditions; changes in either input could materially affect future earnings.

Litigation accruals and insurance recoveries. Accruals for loss contingencies and any related insurance receivables require judgments about the probability and estimability of losses and the recoverability of insurance proceeds under ASC 450.

Intangible Assets - The Company has both definite and indefinite life intangible assets.

Definite life intangible assets relate to patents, IP, software, and trademark. The Company accounts for definite life intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets. Intangible assets are recorded at cost. Patent costs capitalized consist of costs incurred to acquire the underlying patent. If it is determined that a patent will not be issued, the related remaining capitalized patent costs are charged to expense. Definite life intangible assets are amortized on a straight-line basis over their estimated useful life. The estimated useful life of patents is twenty years from the date of application.

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

Impairment of Goodwill and Indefinite Lived Intangible Assets – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess. The annual fair value analysis performed on goodwill supported that goodwill was impaired as of June 30, 2025. The Company recorded an impairment loss of $170,419,729 for the period ended June 30, 2025. For the period ended June 30, 2026, the Company performed its annual impairment assessment and determined that no impairment of goodwill existed (see Note 5 to the financial statements).

For indefinite-lived intangible assets, such as licenses acquired as an In-Process Research and Development (“IPR&D”) asset, on an annual basis we determine the fair value of the asset and record an impairment loss, if any, for the excess of the carrying value of the asset over its fair value. For both the year ended June 30, 2026 and June 30, 2025, the carrying value of IPR&D was zero, respectively. For both the years ended June 30, 2026 and June 30, 2025, the Company recorded impairment losses of zero, respectively (see Note 5 to the financial statements).

The carrying values of IPR&D and goodwill at June 30, 2026 and 2025, were zero and $5,963,000, respectively.

 Fair Value of Financial Instruments – The Company accounts for fair value measurements for financial assets and financial liabilities in accordance with FASB ASC Topic 820, “Fair Value Measurements”. The authoritative guidance, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as the exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As of June 30, 2026, the Company’s recurring fair value measurements consisted solely of the contingent consideration liability, which is measured using Level 3 inputs (see Note 3); the Company held no Level 1 or Level 2 assets or liabilities measured at fair value on a recurring basis as of that date.

Level 1 assets held as of June 30, 2025, consisted of 467,290 shares of common stock, which had been acquired on February 28, 2025 for $500,000, or $1.07 per share. The investment was remeasured to fair value at the end of each reporting period. During the year ended June 30, 2026, the Company sold all 467,290 shares. Accordingly, the Company held no Level 1 assets as of June 30, 2026.

Level 3 liabilities held as of June 30, 2026, consisted of a contingent consideration liability related to the February 13, 2024, acquisition of Renovaro Cube (see Note 3).

Stock-Based Compensation - The Company has granted stock options, restricted share units (“RSUs”) and warrants to certain employees, officers, directors, and consultants. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock based compensation costs for the vesting of options and RSUs granted to certain employees, officers, directors, and consultants for the years ended June 30, 2026 and 2025 were $630,389 and $3,313,291, respectively (see Note 9 to the Financial Statements).

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

The Company records stock-based compensation for services received from non-employees in accordance with ASC 718, Compensation—Stock Compensation Non-Employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to consultants and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued and are recognized over the consultants’ required service period, which is generally the vesting period (see Note 9 to the Financial Statements).

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

Item 8. Financial Statements and Supplementary Data

Lunai Bioworks Inc. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lunai Bioworks, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lunai Bioworks, Inc. (“the Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity(deficit), and cash flows for each of the years in the two-year period ended June 30, 2026 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial recurring losses from operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Acquisition of Intellectual Property

Critical Audit Matter Description

As described in Notes 1, 5, 9 and 12 to the consolidated financial statements, during the year ended June 30, 2026, the Company issued Series B Convertible Preferred Stock as consideration for the acquisition of intellectual property. The Company determined the acquisition cost based on the estimated fair value of the preferred shares issued, which was approximately $1.84 million. The fair value was determined using a valuation methodology incorporating the quoted market price of the Company’s common stock and adjustments reflecting the contractual provisions and marketability restrictions associated with the preferred shares.

How the Critical Audit Matter was Addressed in the Audit

We identified the valuation of the Series B Convertible Preferred Stock as a critical audit matter because the valuation involved significant assumptions, including those relating to stockholder approval of the conversion rights, expected stock price volatility, and the discount for lack of marketability. Evaluating the valuation methodology and the reasonableness of these assumptions required a high degree of auditor judgment and the involvement of professionals with specialized valuation knowledge and skills.

Our audit procedures related to the following:

●	We evaluated the appropriateness of the valuation methodology, including its consideration of the contractual conversion provisions.
●	We tested significant underlying data, including the acquisition date common stock price, contractual conversion terms, and historical stock prices used to determine volatility.
●	We evaluated the reasonableness of significant valuation assumptions, including the probability and timing of stockholder approval, expected volatility, the marketability restriction period, and the discount for lack of marketability.
●	We evaluated the qualifications and work of management’s valuation specialist and utilized professionals with specialized valuation knowledge and skills to assist in evaluating the valuation methodology and significant assumptions.
●	We independently recalculated the fair value of the preferred shares using the underlying market data, contractual conversion terms, and independently evaluated marketability discounts, and compared the results with management’s valuation.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2018.

Draper, UT

October 13, 2026

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2026	2025

ASSETS
CURRENT ASSETS:
Cash	$1,713,653	$92,700
Investment in equity securities	—	387,851
Prepaids and other assets	322,740	566,081
Total Current Assets	2,036,393	1,046,632

Property and equipment, net	12,015	367,843

OTHER ASSETS
Definite life intangible assets, net	1,819,394	14,994
Software platform, net	107,896	143,000
Trademarks, net	3,090	8,000
Goodwill	5,963,000	5,963,000
Operating lease right-of-use assets	—	687,371
Total Other Assets	7,893,380	6,816,365

TOTAL ASSETS	$9,941,788	$8,230,840
LIABILITIES

CURRENT LIABILITIES:
Accounts payable – trade	$12,389,609	$12,555,839
Accrued expenses	5,019,389	5,843,069
Other current liabilities	179,366	378,282
Contingent consideration liability	40,000	630,000
Convertible notes payable	—	245,000
Current portion of operating lease liabilities	293,787	313,047
Notes payable	388,335	3,580,525
Notes payable – related parties, net	600,000	5,610,372
Total Current Liabilities	18,910,486	29,156,134

NON-CURRENT LIABILITIES:
Operating lease liabilities, net of current portion	56,248	424,547
Total Non-Current Liabilities	56,248	424,547
Total Liabilities	18,966,734	29,580,681

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 8 shares designated as Series B Convertible Preferred Stock, all of which were issued and outstanding at June 30, 2026; no shares issued and outstanding at June 30, 2025	—	—
Common stock, par value $0.0001, 350,000,000 shares authorized, 4,615,503 shares issued and outstanding at June 30, 2026; 2,217,411 shares issued and outstanding at June 30, 2025	462	222
Additional paid-in capital	505,155,698	478,297,665
Accumulated deficit	(514,025,049)	(510,462,570)
Accumulated other comprehensive (loss)	(156,057)	10,814,842
Total Stockholders’ Equity (Deficit)	(9,024,946)	(21,349,841)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,941,788	$8,230,840

The accompanying notes are an integral part of these consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,
	2026	2025

Service Revenue	$51,992	$—

Cost of Goods Sold	—	—

Gross profit (Loss)	51,992	—

Operating Expenses
General and administrative	7,799,970	17,880,050
Research and development	24,518	537,428
Goodwill impairment	—	170,419,429
Long-lived asset impairment	831,915	—
Depreciation and amortization	93,522	129,095
Total Operating Expenses	8,749,925	188,966,002
LOSS FROM OPERATIONS	(8,697,933)	(188,966,002)

Other Income (Expense)
Change in fair value of contingent consideration	590,000	11,680,000
Loss on extinguishment of debt	(7,415,708)	—
Change in fair value of equity securities	156,849	(112,149)
Gain on bankruptcy of subsidiary	12,019,227	—
Interest expense	(235,074)	(725,684)
Interest and other income (expense)	20,160	116,346
Total Other Income (Expense)	5,135,454	10,958,513

NET INCOME (LOSS)	$(3,562,479)	$(178,007,489)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$(1.06)	$(86.27)

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING – BASIC AND DILUTED	3,360,903	2,063,275

The accompanying notes are an integral part of these consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Years Ended
	June 30,
	2026	2025

Net Income (Loss)	$(3,562,479)	$(178,007,489)
Other Comprehensive Income (Loss)
Foreign currency translation, net of taxes	(10,970,899)	10,985,688

Comprehensive Loss	$(14,533,378)	$(167,021,801)

The accompanying notes are an integral part of these consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended June 30, 2026 and June 30, 2025

	# of Preferred Shares	Preferred Shares Amount	# of Common Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance June 30, 2024	—	$—	1,980,658	$198	$464,602,873	$(332,455,081)	$(170,846)	$131,977,144
Issuance of common stock under private placement offering	—	—	20,170	2	2,376,178	—	—	2,376,180
Restricted shares issued for services rendered and executive compensation	—	—	39,500	4	1,946,841	—	—	1,946,845
Forfeited shares of common stock	—	—	(10,417)	(1)	1	—	—	—
Issuance of common stock pursuant to acquisition	—	—	187,500	19	6,058,481	—	—	6,058,500
Stock-based compensation	—	—	—	—	3,313,291	—	—	3,313,291
Net loss	—	—	—	—	—	(178,007,489)	—	(178,007,489)
Foreign currency translation adjustment	—	—	—	—	—	—	10,985,688	10,985,688
Balance June 30, 2025	—	—	2,217,411	222	478,297,665	(510,462,570)	10,814,842	(21,349,841)
Issuance of common stock pursuant to conversion of convertible notes	—	—	1,158,710	116	18,136,950	—	—	18,137,066
Issuance of common stock pursuant to settlement of accounts payable	—	—	10,643	1	184,308	—	—	184,309
Shares added for fractional shares pursuant to the reverse stock split	—	—	41	—	—	—	—	—
Restricted shares issued for services rendered	—	—	5,000	1	40,679	—	—	40,680
Issuance of common shares pursuant to settlement	—	—	29,688	3	227,997	—	—	228,000
Issuance of common stock under private placement offering	—	93,750	9	749,991	—	—	—	750,000
Forfeited shares of Common Stock	—	(3,125)	—	—	—	—	—	—
Issuance of common stock under ATM offering	—	1,103,385	110	5,047,719	—	—	—	5,047,829
Issuance of preferred stock for acquisition of intellectual property	8	—	—	1,840,000	—	—	—	1,840,000
Stock-based compensation	—	—	—	630,389	—	—	—	630,389
Net loss	—	—	—	—	—	(3,562,479)	—	(3,562,479)
Foreign currency translation adjustment	—	—	—	—	—	—	(10,970,899)	(10,970,899)
Balance June 30, 2026	8	$—	4,615,503	$462	$505,155,698	$(514,025,049)	$(156,057)	$(9,024,946)

 The accompanying notes are an integral part of these consolidated financial statements.

LUNAI BIOWORKS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,562,479)	$(178,007,489)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:
Depreciation and amortization	93,522	129,095
Change in fair value of contingent consideration	(590,000)	(11,680,000)
Change in value of equity securities	(156,849)	112,149
Loss on extinguishment of debt	7,415,708	—
Non-cash stock-based compensation expense	630,389	3,313,291
Non-cash restricted shares issued for services rendered	268,679	1,946,845
Gain on bankruptcy of subsidiary	(12,019,227)	—
Long-lived asset impairment	831,915	—
Goodwill impairment	—	170,419,429
Gain on settlement of accounts payable	(22,327)	—
Amortization of discount on note payable	80,000	32,024
Changes in assets and liabilities:
Other receivables	55,233	1,153,768
Prepaid expenses/deposits	122,076	1,143,293
Accounts payable	1,131,424	3,106,181
Other current liabilities	231,845	(26,477
Operating leases, net	(210,072)	(16,086
Accrued expenses	411,966	499,330
NET CASH USED IN OPERATING ACTIVITIES	(5,288,197)	(7,874,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity securities	—	(500,000)
Proceeds from sale of equity securities	544,700	—
Purchase of property and equipment	(1,238)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	543,462	(500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of finance agreement	(729,370)	(971,231)
Proceeds from exercise of warrants	—	—
Proceeds from private placements	750,000	2,376,181
Proceeds from ATM offering, net of issuance costs	5,047,829	—
Repayment of Notes Payable	(1,000,001)	—
Proceeds from notes payable	2,323,000	6,977,822
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,391,458	8,382,772

Effect of exchange rates on cash	(25,770)	(135,892)
NET INCREASE (DECREASE) IN CASH	1,620,953	(127,767)

CASH, BEGINNING OF PERIOD	92,700	220,467

CASH, END OF PERIOD	$1,713,653	$92,700
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash Paid during the year for:
Interest	$127,488	$24,555
Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cancellation of restricted stock awards	$36,973	$83
Finance agreement entered into in exchange for prepaid assets	$608,075	$1,018,930
Conversion of note payable for issuance of common stock	$10,721,153	$—
Cancellation of stock options	$130,394	$—
Debt discount related to notes payable	$—	$24,954
Common shares issued upon acquisition	$—	$6,058,500
Acquisition of intellectual property in exchange for preferred stock	$1,840,000	$—

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

Principles of Consolidation – For the years ended June 30, 2026 and 2025, the consolidated financial statements include the accounts and operations of Lunai, and its wholly owned subsidiaries. All material inter-company transactions and accounts have been eliminated in the consolidation.

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

Renovaro Biosciences Denmark ApS (“Renovaro Denmark”), formerly Enochian Biosciences Denmark ApS a Danish corporation was incorporated on April 1, 2001. On February 12, 2014, in accordance with the terms and conditions of a Share Exchange Agreement, the Company acquired Renovaro Denmark and it became a 100% owned subsidiary of Lunai subject to 185,053 pre-split shares of Common Stock of Lunai (2,313 shares as adjusted for the subsequent reverse stock splits) held in escrow according to Danish law (the “Escrow Shares”). As of June 30, 2026, there are 214 Escrow Shares remaining (see Note 9).

On February 13, 2024, the Company acquired 100% of Renovaro Cube. As a result of the acquisition, Renovaro Cube became a wholly-owned subsidiary of the Company (see Note 12).

On April 8, 2025, the Company acquired 100% of BioSymetrics, Corp. As a result of the acquisition, BioSymetrics, Corp. became a wholly-owned subsidiary of the Company (see Note 12).

On May 1, 2026, the Company, through its wholly owned subsidiary Lunai Bioworks IP, Inc., a Delaware corporation, acquired Neurobridge IP Holdings Incorporated pursuant to an Agreement and Plan of Merger dated April 27, 2026, under which Neurobridge merged with and into Lunai Bioworks IP, Inc., with Lunai Bioworks IP, Inc. continuing as the surviving corporation (see Note 12).

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

Functional Currency and Foreign Currency Translation – The functional currency of Renovaro Denmark is the Danish Kroner (“DKK”), the functional currency of Renovaro Cube is the Euro (“EUR”) and the functional currency of BioSymetrics Corp. is Canadian Dollar (“CAD”). The Company’s reporting currency is the U.S. Dollar for the purpose of these financial statements. The Company’s balance sheet accounts are translated into U.S. dollars at the period-end exchange rates and all revenue and expenses are translated into U.S. dollars at the average exchange rates prevailing during the years ended June 30, 2026, and 2025. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations from transactions denominated in a currency other than the functional currency are included in the statement of operations as incurred.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, exceed the amount of deposit insurance provided within the relevant jurisdiction where the deposits are held. As of June 30, 2026, and June 30, 2025, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investment in Equity Securities – The Company accounts for investments in equity securities in accordance with ASC 321, Investments—Equity Securities. Equity securities with readily determinable fair values are measured at fair value, with changes in fair value recognized in net income or loss. Equity securities without readily determinable fair values are measured at cost, less impairment, if any, and adjusted for observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company evaluates such investments at each reporting period for impairment or other observable transactions that would require adjustment. On February 28, 2025, the Company purchased $500,000 of equity securities and subsequently sold for proceeds of $544,700 in 2025. During the years ended June 30, 2026 and 2025, the Company recorded a change in fair value of equity securities for $156,849 and ($112,149), respectively (see Note 3). The investment in equity securities balance at June 30, 2026 and June 30, 2025, was zero and $387,851, respectively.

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

Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized and depreciated upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets, which range from four to ten years (see Note 4).

Intangible Assets - The Company has both definite and indefinite life intangible assets.

Definite life intangible assets relate to patents and intellectual property. The Company accounts for definite life intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Goodwill and Other Intangible Assets. Intangible assets are recorded at cost. Patent costs capitalized consist of costs incurred to acquire the underlying patent. If it is determined that a patent will not be issued, the related remaining capitalized patent costs are charged to expense. Definite life intangible assets are amortized on a straight-line basis over their estimated useful life. The estimated useful life of patents is twenty years from the date of application.

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

Revenue Recognition – The Company recognizes revenue in accordance with ASC 606 when control of promised services is transferred to the customer. During the year ended June 30, 2026 the Company began providing research services under a fixed fee services agreement with a single customer. The agreement represents a single performance obligation satisfied over time, and revenue is recognized ratably over the 18-month service period. Amounts billed in advance of performance are recorded as deferred revenue. Revenue for the years ended June 30, 2026 and June 30, 2025 was $51,992 and zero, respectively.

Impairment of Goodwill – We test for goodwill impairment at the reporting unit level, which is one level below the operating segment level. Our detailed impairment testing involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit and is based on discounted cash flows or relative market-based approaches. If the carrying value of the reporting unit exceeds its fair value, we record an impairment loss for such excess.

During the year ended June 30, 2025, the results of the assessment indicated that the carrying value of the RENC reporting unit exceeded its fair value, due to the decline in the estimated fair value of the reporting unit based on the Company’s market capitalization. Management concluded the significant driver for the change in the economic benefits was due to the Company’s continued inability to raise capital for the further development of the technologies within this reporting unit. The Company recorded an impairment loss of $47,614,729 for the period ended September 30, 2024 and $122,804,700 for the period ended June 30, 2025. During the year ended June 30, 2026, the Company recorded no impairment loss as the asset was fully impaired.

The carrying value of goodwill at June 30, 2026 and 2025 was $5,963,000 and $5,963,000, respectively.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and would no longer be depreciated. The depreciable basis of assets that are impaired and continue in use are their respective fair values. Impairment of these assets for the years ended June 30, 2026 and 2025 was $831,915 and 0 zero respectively.

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

Rent expense for operating leases is recognized on a straight-line basis over the lease term unless the related operating lease right-of-use asset has been impaired. Following an impairment of an operating lease right-of-use asset, the Company recognizes a single lease cost consisting of the straight-line amortization of the remaining right-of-use asset balance, if any, together with the accretion of the related lease liability using the discount rate established for the lease. Lease expense is included in general and administrative expenses in the consolidated statements of operations.

Research and Development Expenses – The Company expenses research and development costs incurred in formulating, improving, validating, and creating alternative or modified processes related to and expanding the use of the Company’s technologies. Research and development expenses for the years ended June 30, 2026 and 2025 amounted to $24,518, and $537,428 respectively.

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC Topic 740 Accounting for Income Taxes, which requires an asset and liability approach for accounting for income taxes (see Note 8).

Loss Per Share - The Company calculates earnings (loss) per share in accordance with FASB ASC 260 Earnings Per Share. Basic earnings per common share (EPS) are based on the weighted average number of shares of Common Stock outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed as for basic EPS) and potentially dilutive common shares. Potential shares of Common Stock included in the diluted earnings per share calculation include in-the-money stock options that have been granted but have not been exercised. The shares of Common Stock outstanding at June 30, 2026 and 2025 were 4,615,503 and 2,217,411, respectively. Because of the net loss for each of the years ended June 30, 2025 and June 30, 2026, dilutive shares for both periods were excluded from the diluted EPS calculation, as the effect of these potential shares of Common Stock is anti-dilutive. The Company had 170,864 and 111,670 potential shares of Common Stock excluded from the diluted EPS calculation for the years ended June 30, 2025 and 2026, respectively. In addition, 1,666,666 shares of Common Stock issuable upon conversion of the Series B Convertible Preferred Stock (as adjusted for the May 2026 Reverse Stock Split; 13,333,333 before such adjustment) were excluded from the diluted EPS calculation for the year ended June 30, 2026 because the Series B Preferred Stock is not convertible prior to receipt of the Stockholder Approval described in Note 9 and the effect of such shares would be anti-dilutive.

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

 Stock-Based Compensation - The Company has granted stock options, restricted share units (“RSUs”) and warrants to certain employees, officers, directors, and consultants. The Company accounts for options in accordance with the provisions of FASB ASC Topic 718, Compensation – Stock Compensation. Stock based compensation costs for the vesting of options and RSUs granted to certain employees, officers, directors, and consultants for the years ended June 30, 2026 and 2025 were $630,389 and $3,313,291, respectively.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which the Company adopted for the year ended June 30, 2025 (see Note 13). In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is effective for the Company for the year ended June 30, 2026 and requires disaggregated rate-reconciliation and income-taxes-paid disclosures (see Note 8). In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which is effective for the Company for the year ending June 30, 2028; the Company is evaluating its impact. Other recent accounting pronouncements issued by the FASB that have not yet been adopted by the Company are not expected to have a material impact on the Company’s present or future consolidated financial statements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which amends Income Taxes (Topic 740). The FASB issued this update to improve annual basis income tax disclosures related to (1) rate reconciliation, (2) income taxes paid, and (3) other disclosures related to pretax income (or loss) and income tax expense (or benefit) from continuing operations. We adopted this ASU on January 1, 2025, and applied the amendments retrospectively to all prior periods presented in our consolidated financial statements (see Note 6, Income Taxes). The adoption of this guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN

The Company’s consolidated financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has incurred substantial recurring losses from continuing operations, has used cash in the Company’s continuing operations, and is dependent on additional financing to fund operations. The Company incurred a net loss of $3,562,479 and $178,007,489 for the years ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had cash and cash equivalents of $1,713,653 and an accumulated deficit of $514,025,049 and a working capital deficit of $16,874,093. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Subsequent to June 30, 2026, the Company continued to use cash to fund its operations. As of October 13, 2026, the Company has less than one month of available cash resources to fund its operations based on its current operating plan. Accordingly, the Company does not have sufficient cash resources to fund its near-term operations without obtaining additional financing. The Company is actively pursuing additional financing; however, there can be no assurance that such financing will be available on favorable terms, or at all. In the absence of sufficient additional financing, the Company may be required to significantly reduce, temporarily suspend, or permanently cease some or all of its operations, including reductions in personnel. Such actions could materially adversely affect the Company's business, financial condition, and the market price of its securities.

Management has reduced overhead and administrative costs by streamlining the organization to focus on its AI-driven precision medicine platform, therapeutic programs and biodefense initiatives. The Company has tailored its workforce to focus on these activities. In addition, the Company intends to secure additional required funding through equity or debt financing. However, there can be no assurance that the Company will be able to obtain additional funding. Such additional funding may not be available or may not be available on reasonable terms, and, in the case of equity financing transactions, could result in significant additional dilution to our stockholders. If we do not obtain required additional equity or debt funding, our cash resources will be depleted and we could be required to materially reduce or suspend operations, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that could result in our stockholders losing some or all of their investment in us. Management’s plans are dependent upon the Company’s ability to obtain additional financing, which is not assured. Accordingly, management has concluded that substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

Funding that the Company may receive during fiscal year 2027 is expected to be used to satisfy existing and future obligations and liabilities and working capital needs, and to support the development and commercialization of the Company’s products and product candidates.

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

As of June 30, 2026, the Company’s recurring fair value measurements consisted solely of the contingent consideration liability, which is measured using Level 3 inputs; the Company held no Level 1 or Level 2 assets or liabilities measured at fair value on a recurring basis as of that date.

Unless otherwise disclosed, the fair value of the Company’s financial instruments including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, lease obligations and notes payable approximate their recorded values due to their short-term maturities.

Level 1 assets held as of June 30, 2025, consisted of an investment in equity securities related to an extension agreement entered on February 28, 2025. The Company purchased 467,290 shares of common stock at a purchase price of $1.07 per share. The investment in equity securities was recorded at a fair value of $500,000 at the time of purchase and is subsequently remeasured to fair value at the end of each reporting period. As of June 30, 2025 and June 30, 2026, the Company held 467,290 shares and 0 shares, respectively, of common stock in connection with the investment in equity securities.

Level 3 liabilities held as of June 30, 2025, consisted of a contingent consideration liability related to the February 13, 2024 acquisition of Renovaro Cube, (the “Acquisition”). As consideration for the Acquisition, the stockholders of Renovaro Cube received (i) 885,427 shares of Common Stock, and (ii) the right to receive up to 148,744 contingent shares pro rata upon the exercise of convertible notes, options, and warrants, which were outstanding at closing. The contingent consideration liability was recorded at fair value of $20,557,500 at the time of the Acquisition and is subsequently remeasured to fair value at the end of each reporting period. As of June 30, 2026, there were 31,265 contingent shares issuable in connection with the Acquisition.

The Company’s assets and liabilities measured at fair value on recurring bases as of June 30, 2026 were as follows:

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3

Assets:

Investment in equity securities	—	—	—
Total assets at fair value	$—	—	$—
Liabilities:
	—
Contingent consideration	—	—	40,000
Total liabilities at fair value	$—	—	$40,000

The fair value of the contingent consideration liability is estimated using a Black-Scholes option-pricing model and a Monte-Carlo option pricing model. The key inputs to the model are all contractual or observable with the exception being volatility, which is computed based on the volatility of the Company’s underlying stock. The key inputs to valuing the contingent consideration liability as of June 30, 2026, were:

Stock Price	$3.27
Exercise Price	$42.40 - $153.60
Volatility	131% - 162%
Risk Free Rate	3.41% - 3.79%
Expected Dividends	0%
Discount Rate (Monte-Carlo model only)	0%
Expected Term (years)	1.70 – 6.31

At initial recognition of the contingent consideration, the inputs were:

Stock Price	$153.60
Exercise Price	$36.80 - $360.00
Volatility	107% - 133%
Risk Free Rate	4.22% - 5.14%
Expected Dividends	0%
Discount Rate (Monte-Carlo model only)	12%
Expected Term (years)	0.56 – 9.88

The following table sets forth the Level 3 liability at June 30, 2026, which is recorded on the consolidated balance sheet at fair value on a recurring basis. As required, this liability is classified based on the lowest level of input that is significant to the fair value measurement.

The roll forward of contingent consideration liability is as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets Inputs	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

The roll forward of the contingent consideration liability is as follows:
Balance June 30, 2025	—	—	$630,000
Fair value adjustment	—	—	(590,000)
Contingent Consideration Liability at June 30, 2026	—	—	$40,000

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2026 and 2025:

	Useful Life	June 30, 2026	June 30, 2025
Lab equipment and instruments	4-7	$—	$639,998
Leasehold improvements	10	—	224,629
Furniture, fixtures, and equipment	4-7	19,144	205,396
Total		19,144	1,070,023
Less accumulated depreciation		(7,129)	(702,180)
Net Property and Equipment		$12,015	$367,843

Depreciation expense amounted to $30,243 and $119,193 for the years ended June 30, 2026 and 2025, respectively.

NOTE 5 — INTANGIBLE ASSETS AND GOODWILL

At June 30, 2026, definite-life intangible assets, net of accumulated amortization, consisted of intellectual property, patents, software platform and trademarks on the Company’s products and processes of $1,819,394, zero, $107,896 and $3,090 respectively. At June 30, 2025, definite-life intangible assets, net of accumulated amortization, consisted of patents, software platform and trademarks on the Company’s products and processes of $14,994, $143,000 and $8,000. The patents are recorded at cost and amortized over twenty years from the date of application. Amortization expense for the years ended June 30, 2026 and 2025 was $63,279 and $9,902, respectively.

At June 30, 2026 and 2025, indefinite life intangible assets consisted of goodwill.

At June 30, 2026 and 2025, definite-life and indefinite-life intangible assets consisted of the following:

	Useful Life	June 30, 2025	Additions	Amortization	Impairment	Translation Adjustment	June 30, 2026
Definite Life Intangible Assets
Software platform	5 Years	$143,000	$—	$—	$—	$—	$143,000
Trademark	2 Years	$8,000	$—	$—	$—	$—	$8,000
Patents	20 Years	$313,010	$—	$—	$—	$(9,903)	$303,107
Intellectual Property		—	$1,840,000	$—	$—	$—	$1,840,000
Less Accumulated Amortization - Software		—	—	(35,104)	—	—	(35,104)
Less Accumulated Amortization - Trademark		—	—	(4,910)	—	—	(4,910)
Less Accumulated Amortization – Patents		(298,016)	—	(2,659)	—	(2,432)	(303,107)
Less: Accumulated Amortization – Intellectual Property		—	—	(20,606)	—	—	(20,606)
Net Definite-Life Intangible Assets		$165,994	$1,840,000	$(63,279)	$—	$(12,335)	$1,930,380

Goodwill
Goodwill		5,963,000	—	—	—	—	5,963,000
Total Goodwill		$5,963,000	$—	$—	$—	$—	$5,963,000

	Useful Life	June 30, 2024	Additions	Amortization	Impairment	Translation Adjustment	June 30, 2025
Definite Life Intangible Assets
Software platform	5 Years	$—	$143,000	$—	$—	$—	$143,000
Trademark	2 Years	$—	$8,000	$—	$—	$—	$8,000
Patents	20 Years	$284,977	$—	$—	$—	$28,033	$313,010
Less Accumulated Amortization		(254,934)	—	(9,902)	—	(33,180)	(298,016)
Net Definite-Life Intangible Assets		$30,043	$151,000	$(9,902)	$—	$(5,147)	$165,994

Goodwill
Goodwill		159,330,161	5,963,000	—	(170,419,429)	11,089,268	5,963,000
Total Goodwill		$159,330,161	$5,963,000	$—	$(170,419,429)	$11,089,268	$5,963,000

Expected future amortization expense is as follows:

Years ended June 30,
2027	$155,327
2028	152,237
2029	152,237
2030	145,734
2031	123,637
Thereafter	685,476
Total	$1,414,648

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

On May 1, 2026, the Company, through its wholly owned subsidiary Lunai Bioworks IP, Inc., acquired Neurobridge IP Holdings Incorporated, which held intellectual property relating to the N2B intranasal drug delivery platform and a related Alzheimer’s disease compound, in exchange for eight shares of the Company’s Series B Convertible Preferred Stock. The acquisition-date fair value of the Series B Convertible Preferred Stock issued as consideration was $1,840,000. The acquisition cost was allocated to the acquired intellectual property based on the relative fair values of the individual acquired assets (see Note 12). The acquired intellectual property consists of four asset units, all of which were capitalized as finite-lived intangible assets. Units A and B, with allocated carrying amounts of $263,689 and $1,060,579, respectively, were available for their intended use as of the acquisition date and are being amortized on a straight-line basis over estimated useful lives of 15 years and 10 years, respectively. Units C and D, with allocated carrying amounts of $399,277 and $116,455, respectively, were not yet available for their intended use as of June 30, 2026 and, accordingly, amortization has not commenced. Amortization expense related to the acquired intellectual property was approximately $20,606 for the year ended June 30, 2026.

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

During the year ended June 30, 2026 no impairment adjustment was recorded.

NOTE 6 — LEASES

Operating Leases — On June 19, 2018, Lunai entered into a Lease Agreement for a term of ten years from September 1, 2018, with Century City Medical Plaza Land Co., Inc., pursuant to which the Company agreed to lease approximately 2,453 rentable square feet. On February 20, 2019, Lunai entered into an Addendum to the original Lease Agreement with an effective date of December 1, 2019, where it expanded the lease area to include another 1,101 square feet for a total rentable 3,554 square feet. The base rent increases by 3% each year, and ranges from $17,770 per month for the first year to $23,186 per month for the tenth year. The equalized monthly lease payment for the term of the lease is $20,050. As of June 30, 2026, the Company was in default under the lease agreement due to unpaid rent and other amounts due thereunder.

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

Lunai entered an office lease in Boca Raton, Florida, under a 36-month operating lease agreement commencing on November 1, 2024, with a maturity date of October 31, 2027. In determining lease asset values, the Company considers fixed and variable payment terms, prepayments, incentives, and options to extend, terminate or purchase. As of June 30, 2026, the Company was in default under the lease agreement due to unpaid rent and other amounts due thereunder.

Impairment of Right-of-Use Assets — During the year ended June 30, 2026, the Company recognized impairment charges totaling $509,884 related to its operating lease right-of-use assets associated with its office facilities. The impairment charges were recognized as a result of the Company's assessment that the carrying values of these assets were no longer recoverable due to the Company's financial condition, defaults under its lease agreements, and cessation of use of the leased facilities. As of June 30, 2026, the Company's operating lease right-of-use assets had been fully impaired, resulting in a carrying value of zero. The $509,884 impairment charge is included in the $831,915 of long-lived asset impairment reported in the accompanying consolidated statements of operations.

The Company identified and assessed the following significant assumptions in recognizing the right-of-use assets and corresponding liabilities:

Expected lease term — The expected lease term includes both contractual lease periods and, when applicable, cancelable option periods when it is reasonably certain that the Company would exercise such options. The Company’s leases have a remaining lease term of 14 and 16 months. As of June 30, 2026, the weighted-average remaining term is 1.19 years.

Incremental borrowing rate — The Company’s lease agreements do not provide an implicit rate. As the Company does not have any external borrowings for comparable terms of its leases, the Company estimated the incremental borrowing rate based on the U.S. Treasury Yield Curve rate that corresponds to the length of each lease. This rate is an estimate of what the Company would have to pay if borrowing on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. As of June 30, 2026, the weighted-average discount rate is 4.20%.

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

Below are the lease commitments for the next 5 years:

Years Ending June 30	Lease Expense
2027	$303,169
2028	56,621
Thereafter	—
Less imputed interest	(9,755)
Total	$350,035

NOTE 7 — DEBT

Convertible Notes Payable —

The January 2024 Note — On January 12, 2024, the Company entered into Subscription Agreements with an investor to issue a Convertible Promissory Note for an aggregate principal amount of $125,000 (the “January 2024 Note”). The Company received a total of $125,000 in gross proceeds. The January 2024 Note bears an interest rate of 12% per annum and matured on December 29, 2024. The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the January 2024 Note. The January 2024 Note is convertible either at the option of the holder or automatically upon maturity into shares of the Company’s Common Stock at the Note Conversion Price of $270.

On September 18, 2025, the Company entered into the First Amendment to Convertible Promissory Note whereby the January 2024 Note that matured on December 29, 2024, was amended extending the Maturity Date in the second paragraph of the Note from December 29, 2024 to December 29, 2025. Accordingly, the Note unless otherwise amended, replaced, or otherwise altered by this First Amendment, any and all terms contained in the Note continue in full force and effect. On December 29, 2025 the Note was fully converted for principal and interest in the amount of $154,753 for 573 shares of Common Stock automatically upon maturity at the Note Conversion Price of $270.

Notes Payable —

Bridge Loans —

From July 21, 2025 to March 17, 2026, the Company issued Promissory Notes in the aggregate principal amount of $803,000. The Notes bear an interest rate of 10% per annum and mature on June 30, 2026, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date. The notes converted to equity as of March 24, 2026. The exchange resulted in a $1,086,116 loss on extinguishment of debt.

December 2023 Notes — On December 20, 2023, the Company entered into Subscription Agreements to purchase Convertible Promissory Notes for an aggregate principal amount of $120,000 (the “December 2023 Notes”). The Company received a total of $120,000 from the private placement between December 2023 and January 2024. The December 2023 Notes bear an interest rate of 12% per annum and matured one year after their respective dates of issuance (the “Maturity Date”). The Company is required to pay interest quarterly, in arrears, in cash, on the first day of each quarter of each year following the issue date prior to the maturity of the December 2023 Notes. During the year ended June 30, 2026, the holder elected to receive a cash payment of the December 2023 Notes rather than conversion into shares of common stock. The conversion feature expired upon the election of a cash payment and the December 2023 Notes are no longer convertible. The holder subsequently transferred the December 2023 Notes to an unrelated party. As of June 30, 2026, the outstanding principal balance was $120,000 and accrued interest was $36,414.

On August 18, 2025, the Company issued Promissory Notes in the aggregate principal amount of $1,000,000, incurring $80,000 of placement costs. The Notes bear an interest rate of 18% per annum and mature on the 6-month anniversary of the Issue Date, (the “Maturity Date”). The Company is required to pay principal and interest on the Maturity Date. As of June 30, 2026, the notes balance was settled in full with total principal of $1,000,000 and interest of $108,494.

From June 4, 2025 to June 14, 2025, the Company entered into agreements with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”) and Laksya Ventures Inc. to issue Promissory Notes for the principal amount of $1,725,000 to each note holder. The Company received $3,450,000 in gross proceeds. The notes bear an interest rate of 10% per annum and mature on December 31, 2025. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory notes for new convertible promissory notes. The exchange resulted in a $2,262,774 loss on extinguishment of debt. Immediately following the issuance of the convertible notes on July 7, 2025, the investors elected to convert the entire note balance for shares of common stock. The notes balance at June 30, 2026 was zero with Paseco ApS and Laksya Ventures Inc.

From October 21, 2024 to January 24, 2025, the Company entered into agreements with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of $2,650,000. The Company received $2,650,000 in gross proceeds. The notes bear an interest rate of 10% per annum and mature from December 31, 2024 to December 31, 2025. Approximately $700,000 matured on December 31, 2024, $900,000 matured on December 31, 2025 and $1,050,000 matured on January 31, 2025. On February 24, 2025, Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory notes for new convertible promissory notes. The exchange resulted in a $1,821,843 loss on extinguishment of debt. Immediately following the issuance of the convertible notes on July 7, 2025, the investors elected to convert the entire note balance for shares of common stock. The note balance at June 30, 2026, was zero with Paseco ApS and Laksya Ventures Inc.

From November 12, 2024 to December 3, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue Promissory Notes for the principal amount of €450,000. The note bears an interest rate of 10% per annum and matures on December 1, 2025. On February 24, 2025 Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory notes for new convertible promissory notes. The exchange resulted in a $364,303 loss on extinguishment of debt. Immediately following the issuance of the convertible notes on July 7, 2025, the investors elected to convert the entire note balance for shares of common stock. The note balance at June 30, 2026 was approximately zero with Paseco ApS and Laksya Ventures Inc.

On November 1, 2024, Renovaro Cube entered into an agreement with Yalla Yalla Limited, an investor to issue a Promissory Note for the amount of approximately €225,000. The note bears an interest rate of 10% per annum and matured on February 24, 2025. The note balance at June 30, 2026 was approximately $268,000.

On September 16, 2024, the Company entered into an agreement with RS Bio ApS, a Danish entity controlled by a shareholder (“RS Bio”), to issue a Promissory Note for the principal amount of $100,000 (the “September 2024 Note”). The Company received $100,000 in gross proceeds. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $71,112 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance at June 30, 2026 was zero.

On September 6, 2024, Renovaro Cube entered into an agreement with Paseco ApS, a Danish entity controlled by a shareholder (“Paseco ApS”), to issue a Promissory Note for the principal amount of €50,000. The note bears an interest rate of 12% per annum and matures on September 9, 2025. On February 24, 2025 Paseco ApS assigned 50% of its ownership rights to Laksya Ventures Inc. with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $41,319 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance at June 30, 2026 was zero with Paseco ApS and Laksya Ventures Inc.

On February 5, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $105,263 (the “February 2024 Note”). The Company received $100,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $80,343 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance, net of discount at June 30, 2026 was zero.

On January 2, 2024, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Secured Promissory Note for the principal amount of $526,315. The Company received a total of $500,000 in gross proceeds after taking into account the 5% original issue discount. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $401,715 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance, net of discount at June 30, 2026 was zero.

On November 3, 2023, the Company entered into an agreement with RS Bio to issue a 5% Original Issue Discount Promissory Note for the principal amount of $1,000,000. The Company received a total of $950,000 in gross proceeds after taking into account the 5% original issue discount. The discount of $50,000 will be accreted over the life of the note. The note bears an interest rate of 12% per annum and matured on December 31, 2024. On February 24, 2025 RS Bio assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $591,198 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The note balance, net of discount at June 30, 2026 was zero.

Promissory Note — On March 30, 2020 (the “Issuance Date”), the Company issued a Promissory Note in the principal amount of $5,000,000 (the “Promissory Note”) to Paseco ApS. There have been eight amendments to the Promissory Note since the issuance date, the most recent of which is dated August 1, 2024. The principal amount of the Promissory Note, as amended, was payable on November 1, 2024 (the “Maturity Date”). The Promissory Note, as amended, bears interest at a fixed rate of 12% per annum. On February 24, 2025 Paseco ApS assigned its ownership rights to Rene Sindlev with all terms remaining unchanged. On July 7, 2025, the Company entered into an Exchange Agreement to exchange the existing promissory note for a new convertible promissory note. The exchange resulted in a $694,985 loss on extinguishment of debt. Immediately following the issuance of the convertible note on July 7, 2025, the investor elected to convert the entire note balance for shares of common stock. The Promissory Note balance at June 30, 2026 was zero.

The Company’s obligations under the referenced Promissory and Bridge Notes, except for those originally entered into by Renovaro Cube, are secured by a Security Agreement. To secure the Company’s obligations under the Promissory Note, the Company entered into a Security Agreement with the Holder, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) for the benefit of Paseco ApS, Rene Sindlev and Laksya Ventures. Upon an Event of Default (as defined in the notes, respectively) Paseco ApS, Rene Sindlev and Laksya Ventures may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease, or dispose of the Collateral. As of June 30, 2026, Rene Sindlev remains the only Holder with lien rights.

Related Party Notes —

From February 3, 2025, to March 9, 2026, the Company issued Promissory Notes to Rene Sindlev, a stockholder of the Company, and to an entity controlled by Mr. Sindlev, in the aggregate principal amount of $600,000. The Related Party Notes bear an interest rate of 10% per annum and mature on June 30, 2026, (the “Maturity Date”). The Related Party Notes are presented as “Notes Payable – related parties, net on the consolidated balance sheets. The Company is required to pay principal and interest on the Maturity Date. The notes balance at June 30, 2026 is $600,000. These notes were converted on July 21, 2026.

Finance Agreement —

On January 7, 2026, the Company entered into a premium finance agreement (the “Agreement”) related to insurance, which resulted in the recognition of a liability and prepaid expense with a principal amount of $608,075 at 7.50% interest per annum, which is reflected on the consolidated balance sheet under “other current liabilities” and “prepaid assets and other assets”, respectively. The repayment of the Agreement will be made in nine equal monthly installments of $50,673 after a down payment of $152,018. For the years ended June 30, 2026 and 2025 the Company made payments of $729,370 and $971,231, respectively. The remaining balance at June 30, 2026 is $152,019; the amount is reflected in other current liabilities. For the years ended June 30, 2026 and 2025 the Company recorded total interest expense in the amount of $18,993 and $24,555 related to the Agreement. This amount is reflected in other income and expenses.

Total interest expense recorded for the years ended June 30, 2026 and 2025, was $235,074 and $725,684 respectively.

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

As of June 30, 2026 and 2025, the Company had net operating loss carryforwards of approximately $546,391,356 and $541,603,425, respectively, giving rise to deferred tax assets of $77,665,260 and $76,296,814, respectively. The net operating loss carryforwards generated prior to January 1, 2018 expire over various dates from 2031 to 2038. All subsequent net operating loss carryforwards are indefinite.

The Company files Danish and U.S. income tax returns and these returns are generally no longer subject to tax examinations for years prior to 2022 for the Danish tax returns and 2023 for the U.S. tax returns.

The temporary differences, tax credits and carry forwards gave rise to the following deferred tax assets (liabilities) at June 30, 2026 and 2025:

	June 30
	2026	2025
Depreciation	$(40,975)	$(24,619)
Excess of tax over book depreciation of patents	—	—
Stock/options compensation	288,638	463,099
Depreciation and amortization	—	—
Net operating loss carryforwards	77,665,260	76,296,814
Impairment expense	—	—
Contingent consideration fair value	—	—
Amortization of Intangibles	1,706,788	1,961,747
Section 174 R&E Capitalization	2,493,776	3,292,075
ROU Assets and Lease Liabilities	99,152	14,227
Section 481(a) Adjustment	(20,447)	(40,895)
R&D Tax Credits	1,718,415	1,718,415
Other	418	—
Change in tax rate	—	—
Valuation Allowance	$(83,911,025)	$(83,680,863)

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

Income (loss) from continuing operations before income taxes was as follows:

	Years ended June 30,
	2026	2025

Domestic	$(1,898,710)	$(4,531,153)
Foreign	$(1,663,769)	$(173,476,336)
Total income (loss) before income taxes	$(3,562,479)	$(178,007,489)

A reconciliation of income tax expense (benefit) at the U.S. federal statutory rate to income tax expense (benefit) at the Company’s effective rate is as follows:

	Years ended June 30,
	2026 Amount	2026 Rate	2025 Amount	2025 Rate
Federal income tax benefit at statutory rate	$(748,120)	21.000%	$(37,381,573)	21.000%
State and local income taxes, net of federal benefit	1,106	(0.031)	1,164	(0.001)
Foreign tax effects — Canada	173,281	(4.864)	28,855	(0.016)
Foreign tax effects — Denmark	75,267	(2.113)	138,724	(0.078)
Foreign tax effects — United Kingdom	100,843	(2.831)	36,262,452	(20.371)
Nondeductible meals and entertainment	494	(0.014)	909	(0.001)
Stock warrants expense	—	—	259,463	(0.146)
Nontaxable contingent consideration adjustment	(123,900)	3.478	(2,307,900)	1.297
Change in valuation allowance	522,435	(14.665)	2,999,380	(1.685)
Income tax expense	$1,406	(0.039)%	$1,474	(0.001)%

Foreign tax effects reflect the tax effect of foreign pretax losses for which no foreign income tax benefit was recognized. The significant foreign jurisdictions were Canada, Denmark and the United Kingdom. State and local income taxes were primarily attributable to state-level filing obligations in the United States.

The components of income tax expense (benefit) from continuing operations for the years ended June 30, 2026 and 2025 consisted of the following:

	Years ended June 30,
	2026	2025
Current Income Tax Expense
Federal income tax (benefit)	—	—
State income tax (benefit)	1,406	1,474
Foreign income tax (benefit)	$—	$—
Total Current Tax Expense (Benefit)	$1,406	$1,474

Deferred Income Tax Expense Federal income tax (benefit)	(161,592)	101,609,457
State income tax (benefit)	(68,572)	(14,302,006
Foreign income tax (benefit)	—	—
Change in valuation allowance	230,164	(87,307,451)
Total Deferred Tax Expense	—	—

Total Tax Expense	1,406	1,474

Income taxes paid, net of refunds received, were as follows:

	Years ended June 30,
	2026	2025
Current Income Tax Expense
U.S. federal	—	—
State and local	1,406	1,474
Foreign	$—	$—
Total income taxes paid, net of refunds received	$1,406	$1,474

Deferred income tax expense (benefit) results primarily from the reversal of temporary timing differences between tax and financial statement income.

NOTE 9 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company has 10,000,000 authorized shares of Preferred Stock, par value $0.0001 per share, 1,000,000 of which have been designated as Series A Convertible Preferred Stock and 8 of which have been designated as Series B Convertible Preferred Stock. At June 30, 2025, there were zero shares of both Series A and Series B Convertible Preferred Stock issued and outstanding. At June 30, 2026 there were zero shares of Series A Convertible Preferred Stock and 8 Series B Convertible Preferred Stock issued and outstanding.

Voting — Holders of Series A Preferred Stock are entitled to vote together with holders of Common Stock on all matters submitted to a vote of the holders of Common Stock, on an as-’converted basis determined under the conversion ratio described above, as so adjusted.

Holders of Series B Preferred Stock shall not have voting rights and shall not be entitled to vote on any matter submitted to a vote of the stockholders of the Corporation, except as expressly set forth under the limited class-protection rights within the Certificate of Designation.

Dividends — The Company shall pay dividends on shares of Series A Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Preferred Stock.

Holders of Series B Preferred Stock are not entitled to participate in any dividends declared and paid on the Common Stock on an as-converted basis, subject to the terms and conditions set forth in the Certificate of Designation (as filed with the Delaware Secretary of State on May 1, 2026 and incorporated by reference as an exhibit to this Annual Report).

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

In the event of any liquidation, dissolution or winding up of the Corporation (whether voluntary or involuntary), each holder of Series B Preferred Stock shall be entitled to receive, out of the assets of the Corporation legally available for distribution to its stockholders, before any distribution or payment shall be made to the holders of Common Stock or any other class or series of capital stock ranking junior to the Series B Preferred Stock, an amount per share equal to the Stated Value (the “Liquidation Preference”). After payment in full of the Liquidation Preference, the holders of Series B Preferred Stock shall not be entitled to any further participation in the distribution of the Corporation’s assets in respect of the Series B Preferred Stock.

Ranking — With respect to dividend rights and rights upon liquidation, dissolution or winding up, the Series B Preferred Stock ranks (i) senior to the Common Stock and to each other class or series of capital stock of the Company that is not expressly made senior to or on parity with the Series B Preferred Stock, including the Series A Convertible Preferred Stock, of which no shares are outstanding, and (ii) junior to all existing and future indebtedness of the Company. The aggregate liquidation preference of the Series B Preferred Stock at June 30, 2026 was $20,000,000, compared with a carrying amount of $1,840,000, which represents the acquisition-date fair value of the shares issued as consideration in the Neurobridge acquisition (see Notes 5 and 12).

Conversion Rights —

Series A Preferred Stock –

Each share of Series A Preferred Stock is convertible, at the holder’s election, into shares of Common Stock at the conversion ratio provided in the “Series A certificate” of designation, as adjusted for subsequent stock splits and other adjustment events. No shares of Series A Preferred Stock were outstanding during the periods presented.

Series B Preferred Stock –

(a) Conversion Gate. No share of Series B Preferred Stock shall be convertible into Common Stock prior to the Corporation’s receipt of (i) the affirmative vote of holders of a majority of the votes cast on the Stockholder Approval Proposal at a meeting of the Corporation’s stockholders, or (ii) a written consent in lieu of a meeting of the requisite holders of the Corporation’s voting securities approving the Stockholder Approval Proposal, in each case to the extent permitted by applicable law and Nasdaq Listing Rule 5635 (such approval, the “Stockholder Approval”). Any purported conversion of any Series B Preferred Stock into Common Stock prior to receipt of the Stockholder Approval shall be null and void ab initio, and shall not give rise to any right, claim, interest or remedy of any holder, including any right to receive Common Stock, dividends, distributions, voting rights or any other consideration. The Corporation’s solicitation obligations with respect to the Stockholder Approval Proposal are set forth in Section 5.11 of the Merger Agreement, including the limited Nasdaq savings clause therein. Failure of the Corporation to seek or obtain the Stockholder Approval by any date or at all shall not result in any increase in the Stated Value, the Conversion Ratio or any dividend, any decrease in the Conversion Price, any redemption right, rescission right, penalty, fee, liquidated damages or other monetary or economic consequence favorable to any holder of Series B Preferred Stock.

(b) Conversion Price; Aggregate Conversion Math. From and after receipt of the Stockholder Approval, the holder of any share of Series B Preferred Stock (or any fractional interest in a share of Series B Preferred Stock) shall be entitled, at such holder’s option and subject to subsections (c) through (i) below and to Section 10 (Stop-Transfer; Forfeiture and Cancellation), to convert all or any whole-share or fractional portion of such holder’s Series B Preferred Stock into a number of shares of Common Stock equal to (i) the aggregate Stated Value (or pro rata portion thereof, in the case of any fractional interest) of all shares (and fractional interests) of Series B Preferred Stock specified in the applicable Conversion Notice (the “Subject Shares”), divided by (ii) $1.50 (the “Conversion Price”), rounded down to the nearest whole share. The number of shares of Common Stock issuable upon any single conversion shall be calculated based on the aggregate Stated Value of all Subject Shares included in such Conversion Notice (and not separately for each Subject Share or fractional interest), and rounding shall be applied once per Conversion Notice. Based on the aggregate Stated Value of the eight (8) shares of Series B Preferred Stock authorized by this Certificate of Designation and the Conversion Price, the maximum aggregate number of shares of Common Stock issuable upon full conversion of all such Series B Preferred Stock is 13,333,333 shares of Common Stock. After giving effect to the proportionate adjustment required by the Series B Certificate of Designation for the May 2026 Reverse Stock Split, the Conversion Price is $12.00 and the maximum aggregate number of shares of Common Stock issuable upon full conversion is 1,666,666 shares ($20,000,000 divided by $12.00, rounded down to the nearest whole share in accordance with the Conversion Notice mechanics described above).

(c) No Price-Based Anti-Dilution. The Conversion Price shall not be adjusted in connection with any issuance, sale or other disposition of capital stock or other securities by the Corporation, whether at, above or below the Conversion Price, the prevailing market price, or any other valuation. No “anti-dilution,” “ratchet,” “price protection,” “weighted-average” or other similar adjustment shall apply to the Conversion Price.

(d) Structural Adjustments. The Conversion Price shall be adjusted as follows for the events described below: (i) Subdivisions. If the Corporation, at any time, subdivides (by any stock split, stock dividend, recapitalization, reclassification or otherwise) one or more classes of its outstanding Common Stock into a greater number of shares, the Conversion Price in effect immediately before such subdivision shall be proportionately decreased so that the number of shares of Common Stock issuable upon conversion of each share of Series B Preferred Stock shall be increased in proportion to such increase in outstanding shares of Common Stock. (ii) Combinations. If the Corporation, at any time, combines (by reverse stock split, combination, consolidation or otherwise) one or more classes of its outstanding Common Stock into a smaller number of shares, the Conversion Price in effect immediately before such combination shall be proportionately increased so that the number of shares of Common Stock issuable upon conversion of each share of Series B Preferred Stock shall be decreased in proportion to such decrease in outstanding shares of Common Stock. (iii) Reorganizations; Mergers; Sales. If the Common Stock is converted into, exchanged for, or otherwise becomes the right to receive other securities, cash or property (or any combination thereof) in any merger, consolidation, share exchange, statutory conversion, reorganization, recapitalization, reclassification or sale of substantially all the assets of the Corporation, then each share of Series B Preferred Stock shall thereafter be convertible (following receipt of Stockholder Approval to the extent the Conversion Gate then remains applicable) into the kind and amount of securities, cash or property to which a holder of the number of shares of Common Stock issuable upon conversion of such share of Series B Preferred Stock immediately before such transaction would have been entitled in such transaction, subject to further adjustment in accordance with this Section 7. The provisions of this Section 7(d) shall apply to successive subdivisions, combinations, reorganizations, mergers, sales and similar events. All adjustments made under this Section 7(d) shall be calculated to the nearest one-thousandth of one cent ($0.00001).

(e) Beneficial Ownership Limitation; Conversion Blocker. Notwithstanding any other provision of this Certificate of Designation or the Merger Agreement, no share of Series B Preferred Stock (or any fractional interest therein) shall be convertible into Common Stock if, after giving effect to such conversion, the holder thereof, together with such holder’s Affiliates and any “group” within the meaning of Section 13(d)(3) of the Exchange Act including such holder, would beneficially own (within the meaning of Rule 13d-3 under the Exchange Act) more than 4.99% of the then-outstanding Common Stock (the “Beneficial Ownership Limitation,” which shall operate as a conversion blocker for purposes of this Certificate of Designation and Section 3.13(c) of the Merger Agreement, and any purported conversion in contravention of this Section 7(e) shall be null and void ab initio); provided, that (i) any holder may elect to increase the Beneficial Ownership Limitation applicable to it from 4.99% to 9.99% upon sixty-one (61) days’ prior written notice to the Corporation, and (ii) any further increase above 9.99% shall require the Corporation’s prior written consent, which the Corporation may grant, condition or withhold in its sole discretion based on its determination of compliance with Nasdaq Listing Rule 5635 (including Nasdaq Listing Rule 5635(b) and the change-of-control analysis thereunder), and shall be subject to such separate stockholder approval (if any) as the Corporation determines is required by applicable law or the rules of any national securities exchange on which the Common Stock is then listed. The Corporation, its transfer agent and its registrar shall give effect to this Section 7(e) by refusing to register any conversion of Series B Preferred Stock that would result in beneficial ownership in excess of the then-applicable Beneficial Ownership Limitation. The Beneficial Ownership Limitation in this Section 7(e) is in addition to, and not in lieu of, the Conversion Gate set forth in Section 7(a) and any stop-transfer or conversion-suspension restriction under Section 10.

(f) Mechanics of Conversion. To convert any shares of Series B Preferred Stock into Common Stock, a holder shall deliver to the Corporation a written notice of conversion (a “Conversion Notice”) setting forth the number of shares of Series B Preferred Stock to be converted and the holder’s representation and warranty that the conversion (i) is not prior to receipt of the Stockholder Approval, (ii) does not violate the Beneficial Ownership Limitation, and (iii) is not subject to any stop-transfer order or conversion suspension under Section 10 below or under the Merger Agreement. Subject to the foregoing, the Corporation shall, within three (3) Trading Days after receipt of a valid Conversion Notice, cause its transfer agent to credit the converting holder’s account with the number of shares of Common Stock to which such holder is entitled, in restricted book-entry form in accordance with Section 10(f) below.

(g) Rounding; No Fractional Shares. The number of shares of Common Stock issuable upon any conversion shall be rounded down to the nearest whole share, and no fractional shares of Common Stock shall be issued upon conversion of Series B Preferred Stock; no cash or other consideration shall be paid in lieu of any fractional share otherwise issuable. Rounding shall be applied once per Conversion Notice (computed on the aggregate Stated Value of all Subject Shares) and not separately on a share-by-share basis.

(h) Not a Future Priced Security. The Series B Preferred Stock is not a “Future Priced Security” within the meaning of Nasdaq Listing Rule IM-5635-4. No term of this Certificate of Designation provides for a variable, contingent, reset or otherwise adjustable Conversion Price, an increased dividend, accrual of any penalty, redemption right, or any other consequence favorable to the holders of Series B Preferred Stock triggered by, or contingent upon, the failure to obtain the Stockholder Approval by any particular date or at all.

(i) Reservation of Common Stock. From and after receipt of the Stockholder Approval, the Corporation shall at all times reserve and keep available out of its authorized and unissued Common Stock, solely for the purpose of effecting the conversion of the Series B Preferred Stock, that number of shares of Common Stock as is sufficient to permit the full conversion of all then-outstanding shares (and fractional interests) of Series B Preferred Stock at the Conversion Price then in effect, as adjusted under Section 7(d). The Corporation shall take all such corporate action as may be necessary to ensure that all shares of Common Stock issuable upon conversion of the Series B Preferred Stock will, upon issuance, be duly authorized, validly issued, fully paid and non-assessable, and free of preemptive rights and liens (other than transfer restrictions arising under applicable securities laws, the Merger Agreement and this Certificate of Designation).

Common Stock — The Company has 350,000,000 authorized shares of Common Stock, par value $0.0001 per share. At June 30, 2026 and 2025, there were 4,615,503 and 2,217,411 shares issued and outstanding, respectively.

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

Purchase Agreement with Lincoln Park Capital

On June 20, 2023, the Company entered into a purchase agreement (the “2023 Purchase Agreement”) with Lincoln Park, pursuant to which the Company may sell and issue to Lincoln Park, and Lincoln Park is obligated to purchase, up to $20,000,000 of shares of Common Stock over the 36-month term of the 2023 Purchase Agreement. Concurrently with entering into the 2023 Purchase Agreement, the Company also entered into a registration rights agreement with Lincoln Park, pursuant to which it agreed to provide Lincoln Park with certain registration rights related to the shares issued under the 2023 Purchase Agreement. As of June 30, 2026, the 2023 Purchase Agreement has reached maturity and is no longer in effect.

In consideration for entering into the 2023 Purchase Agreement, the Company issued 8,700 shares of Common Stock (as adjusted for the subsequent reverse stock splits; 696,021 shares on an unadjusted basis) to Lincoln Park as a commitment fee on June 20, 2023.

During the years ended June 30, 2026 and June 30, 2025 no shares of Common Stock to Lincoln Park were sold under the Purchase Agreement.

Common Stock Issuances

Between March 23, 2026 and June 18, 2026, the Company issued an aggregate of 1,103,385 shares of Common Stock through its At-the-Market (“ATM”) offering program at prices ranging from approximately $3.02 to $5.57 per share, on a post-reverse-split basis, for aggregate net proceeds of approximately $5,047,829 (see Note 9 to the Financial Statements).

On March 24, 2026, Lunai Bioworks, Inc. (the “Company”) entered into separate debt exchange agreements (collectively, the “Debt Exchange Agreements”) with three of the Company’s holders (each a “Holder”) of secured promissory notes (the “Investor Notes”). Pursuant to the Debt Exchange Agreements, the Holders agreed to cancel and extinguish an aggregate of $828,770 of outstanding principal and accrued interest owed under the Investor Notes in exchange for an aggregate of 488,663 shares of the Company’s common stock, par value $0.0001 per share (the “Exchange Shares”), and common stock purchase warrants to acquire an aggregate of 179,203 additional shares of common stock (the “Warrants”).

The Exchange Shares are issuable at an implied exchange price of $1.68 per share. Each Warrant will be immediately exercisable for one share of common stock at an exercise price of $1.68 per share and will expire on March 24, 2036.

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

Immediately following the issuance of the Convertible Notes on July 7, 2025, the Investors elected to convert the entire $16.1 million principal amount into an aggregate of 669,477 shares of common stock (the “Conversion Shares”), based on a conversion price of $24.00 per share (after giving retroactive effect to the September 2025 1-for-10 and May 2026 1-for-8 reverse stock splits described below). The conversion price represented a premium to the closing price of the Company’s common stock on July 7, 2025, the date of execution and conversion.

On July 28, 2025, the Company issued 688 shares of Common Stock for settlement of accounts payable valued at $17,050.

On September 5, 2025, the Company issued 9,956 shares of Common Stock for settlement of accounts payable valued at $167,259.

On September 18, 2025, the Company filed a Certificate of Amendment to the Certificate of Incorporation of the Company (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-10 reverse stock split of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), either issued and outstanding or held by the Company as treasury stock, effective as of 12:01 a.m. (New York time) on September 29, 2025 (the “Reverse Stock Split”). All shares and the respective per-share amounts have been retroactively restated to reflect the reverse split. The Common Stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market on September 30, 2025. No fractional shares were issued in connection with the Reverse Stock Split; fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share.

On May 20, 2026, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a 1-for-8 reverse stock split of the shares of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, effective as of 12:01 a.m. (New York time) on May 22, 2026 (the “May 2026 Reverse Stock Split”). The Common Stock began trading on a split-adjusted basis on The Nasdaq Capital Market on May 22, 2026. No fractional shares were issued in connection with the May 2026 Reverse Stock Split; fractional shares resulting from the May 2026 Reverse Stock Split were rounded up to the nearest whole share.

All shares and the respective per-share amounts in this Annual Report have been retroactively restated to reflect both the 1-for-10 reverse stock split effective September 29, 2025 and the 1-for-8 reverse stock split effective May 22, 2026 described above.

On October 17, 2025, the Company issued 2,500 shares of Common Stock for consulting services valued at $24,000.

On October 30, 2025, the Company cancelled 3,125 shares of Common Stock upon termination, previously issued to the former Chief Executive Officer of Renovaro Cube valued at $177,500.

On November 4, 2025, the Company issued 2,500 shares of Common Stock for consulting services valued at $16,680.

On November 28, 2025, the Company entered into a securities purchase agreement to which the Company agreed to sell, and the Investor agreed to purchase, in a private placement, 391,667 shares of its common stock, par value $0.0001 per share, at a purchase price of $8.00 per share, and 130,556 three-year warrants, exercisable after sixty (60) days for aggregate gross proceeds of $3,133,333. As of June 30, 2026, the Company issued 93,750 shares of common stock for $750,000 in aggregate proceeds.

On December 29, 2025, the Company issued 29,688 shares of Common Stock to René Sindlev, a former director and related party, for a settlement dispute valued at $228,000.

On December 29, 2025 a convertible note outstanding was fully converted for principal and interest in the amount of $154,753 for 573 shares of Common Stock automatically upon maturity at the Note Conversion Price of $270.40.

Acquisition of Renovaro Biopharma / Contingently issuable shares

On February 16, 2018, the acquisition of Renovaro Biosciences was completed. As part of the acquisition, the stockholders of Renovaro Biosciences received (i) 226,025 shares of Common Stock, and (ii) the right to receive Contingent Shares of Common Stock pro rata upon the exercise or conversion of warrants, which were outstanding at closing. As of June 30, 2026, no further Contingent Shares are issuable.

Acquisition of Renovaro Denmark

At June 30, 2026 and 2025, the Company maintained a reserve of 214 Escrow Shares, all of which are reflected as issued and outstanding in the accompanying financial statements. The Escrow Shares are reserved to acquire the shares of Renovaro Denmark held by non-consenting shareholders of Renovaro Denmark on both June 30, 2026 and 2025, in accordance with Section 70 of the Danish Companies Act and the Articles of Association of Renovaro Denmark. There have been 2,095 shares of Common Stock issued to non-consenting shareholders of Renovaro Denmark as of June 30, 2026. During the years ended June 30, 2026 and 2025, the Company did not issue any shares of Common Stock to such non-consenting shareholders of Renovaro Denmark.

Stock-based Compensation

The Company recognizes compensation costs for stock option awards to employees based on their grant-date fair value. The value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. In the year ended June 30, 2026, the weighted-average assumptions used to estimate the grant date fair values of the stock options granted using the Black-Scholes option-pricing model are as follows:

Lunai Bioworks Inc.
Expected term (in years)	5.5 - 6.0
Volatility	121.35% - 123.59%
Risk free interest rate	3.69%
Dividend yield	0%

The Company recognized stock-based compensation expense related to all equity instruments of $630,389 and $3,313,291 for the years ended June 30, 2026 and 2025, respectively. At June 30, 2026, the Company had approximately $291,535 of unrecognized compensation cost related to non-vested options.

Plan Options

On February 6, 2014, the Company’s Board of Directors adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), and the Company had reserved 15,075 shares of Common Stock for issuance in accordance with the terms of the 2014 Plan.

On October 30, 2019, the Board approved and on October 31, 2019, the Company’s stockholders adopted its 2019 Equity Incentive Plan (the “2019 Plan”), which replaced the 2014 Plan. The 2019 Plan provided that the maximum aggregate number of shares of the Company’s Common Stock reserved and available for issuance under the 2019 Plan was the sum of (1) 75,000 new shares, and (2) the number of shares available for the grant of awards as of the effective date under the 2014 Plan plus any options related to awards that expire, are terminated, surrendered, or forfeited for any reason without issuance of shares under the 2014 Plan after the effective date of the 2019 Plan.

Effective July 21, 2023, the Company adopted the Renovaro Biosciences Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan replaced the 2019 Plan. The 2023 Plan provides that the maximum aggregate number of shares of the Company’s Common Stock reserved and available for issuance under the 2023 Plan was the sum of (1) 50,000 new shares, and (2) the number of shares available for the grant of awards as of the effective date under the 2019 Plan. Any awards outstanding under the 2019 Plan as of the date of adoption of the 2023 Plan remain subject to and will be available under the 2019 Plan, and any shares subject to outstanding awards under the 2019 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under the 2023 Plan.

The Renovaro Biosciences, Inc. 2023 Equity Incentive Plan (the “2023 Plan”) was approved by the Company’s Board of Directors on May 10, 2023 and by the Company’s stockholders on July 21, 2023, and replaced the Company’s 2019 Equity Incentive Plan (the “2019 Plan”). On October 12, 2025, the Board approved amendments to the 2023 Plan (the “Amended 2023 Plan”), which were subsequently approved by the Company’s stockholders and made effective on October 31, 2025. The Amended 2023 Plan increased the number of shares of the Company’s Common Stock reserved for issuance thereunder by 380,331 shares and provides for an annual evergreen increase, if and to the extent necessary, such that the total number of shares available for issuance under the Amended 2023 Plan equals 15% of the total number of shares of Common Stock outstanding as of the last day of the immediately preceding fiscal year, subject to the limitations set forth in the Amended 2023 Plan. Awards outstanding under the 2019 Plan remain subject to the terms of the 2019 Plan; however, shares subject to awards under the 2019 Plan that subsequently expire, terminate, or are surrendered or forfeited without the issuance of shares become available for issuance under the Amended 2023 Plan.

 The Company granted options to purchase zero shares of Common Stock to employees with a five-year vesting period during the year end June 30, 2026 under the 2019 and 2023 Plan. Company granted options to purchase 12,500 shares of Common Stock to employees with a five-year vesting period during the year end June 30, 2025 under the 2019 and 2023 Plan. These shares were subsequently cancelled on December 29, 2025 and do not remain outstanding as of June 30, 2026.

 The Company granted options to purchase zero shares of Common Stock to employees with a three-year vesting period during the year end June 30, 2026 and 2025 under the 2019 and 2023 Plan.

The Company granted options to purchase 47,266 shares of Common Stock to employees with a two-year vesting period during the year end June 30, 2026 under the 2019 and 2023 Plan. The Company granted options to purchase 23,128 shares of Common Stock to employees with a two-year vesting period during the year end June 30, 2025 under the 2019 and 2023 Plan.

During the years ended June 30, 2026 and 2025, the Company granted options to purchase 33,726 and 4,536 shares, respectively, to the Board of Directors and Scientific Advisory Board Members with a one-year vesting period, under the 2019 and 2023 Plan.

During the years ended June 30, 2026 and 2025, the Company granted options to purchase zero shares, respectively, to the Board of Directors and Scientific Advisory Board Members with immediate vesting, under the 2019 and 2023 Plan.

During the years ended June 30, 2026, and 2025, the Company granted options to purchase zero shares, respectively, for consulting services with a one-year vesting period, under the 2019 and 2023 Plan.

On November 4, 2024, the Company issued 731 stock options to its former interim Chief Financial Officer. The options had a fair value of $31,005 on the grant date, fully vest on January 6, 2025 and expire on November 4, 2034. Subsequently, during the period ended March 31, 2025, pursuant to the Company’s executive officer compensation claw back policy, the board of directors directed the Company to claw back and cancel the 731 options which were issued on November 4, 2024.

On August 23, 2024, Avram Miller, a former member of the Company’s board of directors (the “Board of Directors”), forfeited 10,417 shares of Common Stock from the original 12,500 shares of Common Stock for advisory services originally granted to him on October 11, 2023. As consideration for such forfeiture, the Company granted to Mr. Miller, an option to purchase 12,228 shares of Common Stock of the Company with a per-share exercise price of $55.20. The Company determined that this transaction represented a modification of the original award. The Company measured the fair value of the options issued as compared to the fair value of the original issuance and determined that there was no incremental compensation to recognize as the fair value of the options was less than the fair value of the Common Stock. Therefore, the Company will recognize the remaining fair value of the original award over the remaining vesting period, which is one year. The Company recognized stock-based compensation expense of $185,594 related to the vesting of the stocks options during the year ended June 30, 2026. At June 30, 2026, the Company had no remaining unrecognized compensation cost related to the options which vest at August 23, 2025.

 To date the Company has granted options under the 2014, 2019 and 2023 Plans (“Plan Options”) to purchase 53,515 shares of Common Stock. At June 30, 2026, the Company had 366,587 options available to be issued under the Amended 2023 Plan.

A summary of the Plan Options outstanding at June 30, 2026 is presented below:

	Options Outstanding				Options Exercisable
	Exercise Price Ranges	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
	$6.67-100	120,884	9.04	$21.37	33,719	8.27	$49.56
	$100.01-500	1,818	6.34	$162.99	1,818	6.34	$162.99
Total		122,702	9.00	$23.47	35,537	8.17	$55.36

A summary of changes are presented below:

	Shares	Weighted Average Exercise Price	Average Remaining Life	Weighted Average Intrinsic Value

Outstanding at June 30, 2025	57,822	$60.27	8.97	$—
Granted	80,992	$7.73	9.45
Exercised	—	$—	—	—
Forfeited	—	$—	—	—
Expired/Canceled	(16,112)	$76.32	—	—
Outstanding at June 30, 2026	122,702	$23.47	9.00	$—
Exercisable at June 30, 2026	35,537	$55.36	8.17	$—

At June 30, 2026, the Company had Plan Options to purchase 35,537 shares of common stock that were exercisable. The total intrinsic value of options exercisable at June 30, 2026, was zero. Intrinsic value is measured using the fair value at the date of exercise (for shares exercised) and at June 30, 2026 (for outstanding options), less the applicable exercise price.

Common Stock Purchase Warrants

A summary of the status of the Common Stock Purchase Warrants outstanding at June 30, 2026, is presented below:

	Warrants Outstanding				Warrants Exercisable
			Weighted			Weighted
			Average	Weighted		Average	Weighted
			Remaining	Average		Remaining	Average
	Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
	Price	Outstanding	Life (years)	Price	Exercisable	Life (years)	Price
	$0.01-50.00	216,353	8.47	2.55	216,353	8.47	2.55
	$50.01-100.00	24,133	1.86	76.15	24,133	1.86	76.15
	$100.01-640.00	8,665	2.96	117.83	8,665	2.96	117.83

Total		249,151	7.64	$13.69	249,151	7.64	$13.69

A summary of the warrant activity is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life

Outstanding at June 30, 2025	78,385	$72.74	1.88
Granted	210,456	$1.43	8.65
Exercised	—	$—	—
Cancelled/Expired	(39,690)	$65.33	—
Outstanding and exercisable at June 30, 2026	249,151	$13.69	7.64

At June 30, 2026, the Company had 249,151 exercisable Common Stock Purchase Warrants outstanding. The total intrinsic value of warrants exercisable at June 30, 2026, was $386,870. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) and at June 30, 2026 (for outstanding warrants), less the applicable exercise price.

Restricted Stock Awards (RSA)

The Company recognized zero stock-based compensation expense related to RSAs for the year ended June 30, 2026.

The Company recognized stock-based compensation expense related to RSAs of $36,972 for the year ended June 30, 2025. The restricted stock awards are related to a grant of 3,125 shares of restricted stock with a 5-year vesting period made to the Chief Executive Officer of Renovaro Cube with a total value of $177,500.

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

The cash funding for research costs pursuant to the HBV License Agreement consisted of monthly payments amounting to $144,500 that covered scientific staffing resources to complete the project as well as periodic payments for materials and equipment needed to complete the project. There were no payments made after January 31, 2022. The Company paid zero under the HBV License Agreement in years ended June 30, 2026, and 2025. The Company has filed a claim against the Licensors, which includes certain payments it made related to this license (see Contingencies sub-section below).

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

Shares held for non-consenting shareholders – The 214 remaining shares of Common Stock related to the Acquisition of Renovaro Denmark have been reflected as issued and outstanding in the accompanying financial statements. There were zero shares of Common Stock issued to such non-consenting stockholders during the years ended June 30, 2026 and 2025 (see Note 9.)

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

State Derivative Litigation. On October 20, 2022, Susan Midler filed a shareholder derivative action in the Superior Court of California, Los Angeles County (the “Midler Matter”). The Midler Matter, filed on behalf of the Company, names Serhat Gümrükcü and certain of the Company’s current and former directors as defendants. The Midler Matter also names the Company as a nominal defendant. The Midler Matter sets out claims for breaches of fiduciary duty, contribution and indemnification, aiding and abetting, and gross mismanagement. Plaintiff does not quantify any alleged injury, but seeks damages, disgorgement, restitution, and other costs and expenses. On January 20, 2023, the Court stayed the Midler Matter pending resolution of the defendants’ anticipated motion to dismiss in the Securities Class Action Litigation. On June 28, 2024, the United States District Court for the Central District of California denied defendants’ motion to dismiss the Securities Class Action Litigation. On July 31, 2025, the court stayed the Midler Matter for 120 days. On November 3, 2025, plaintiff in the Koenig Matter filed a motion for preliminary approval of the Koenig-Solak-Midler Settlement in the United States District Court for the Central District of California. The Midler Matter is stayed pending approval of the Koenig- Solak- Midler Settlement. The defendants have not yet responded to the complaint. Management is unable to determine the likelihood of a loss, including a possible range of losses, if any, arising from this matter as of the reporting date.

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

On December 4, 2023, the Defendants answered the Company’s First Amended Complaint and G Tech and SRI filed a Cross-Complaint. In the Cross-Complaint, G Tech and SRI seek declaratory and injunctive relief related to certain agreements between G Tech, SRI, and the Company, including, inter alia, a declaration that the Framework Agreement, effective as of November 15, 2019, the Statement of Work & License Agreement, effective as of January 31, 2020, and the Statement of Work and License Agreement for Influenza and Coronavirus Indications, effective as of April 18, 2021, have been terminated and the Company has no rights to any license under such agreements. Trial was scheduled to begin on March 3, 2025. On November 14, 2024, the court vacated the March 3, 2025, trial date and set a trial setting conference for May 1, 2025. At the May 1, 2025, trial setting conference, the court reset the trial to begin on November 30, 2026. On June 11, 2026, pursuant to the stipulation of the parties, the Court dismissed all claims, counterclaims and crossclaims.

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

On June 21, 2024, the Company filed suit against Weird Science, Gumrukcu, Wittekind, and certain trusts in connection with the February 16, 2018 merger involving the Company and two companies closely associated with Gumrukcu. In the complaint, the Company alleges that Gumrukcu and others deliberately and fraudulently concealed a murder-for-hire scheme from the Company in order to induce the Company to enter into the merger agreement, which resulted in the defendants receiving shares and compensation. The Company asserts claims for fraudulent concealment, equitable fraud, unjust enrichment, and civil conspiracy and seeks, inter alia, equitable relief, including, but not limited to, return to the Company any shares received in connection with the merger, and damages. On October 1, 2024, the defendants moved to dismiss the complaint. A hearing took place on June 25, 2025, and on November 7, 2025, the Court granted defendants’ motion and dismissed the complaint. The only remaining claim is against Mr. Gumrukcu. Mr. Gumrukcu did not respond to the complaint. The Company intends to pursue that claim against Gumrukcu to judgment. On October 7, 2026, counsel for Weird Science, Mr. Wittekind, made a settlement demand of $10 million to resolve all pending litigation.

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

On May 12, 2026, the Company filed a Complaint in the United States District Court for the District of Delaware originally against John Doe defendants and later amended on August 28, 2026 to name over 100 defendants allegedly involved in illegal naked short selling schemes involving the Company’s stock. The Company alleges that these schemes resulted in an artificial decline in the price of the Company’s stock. The Company engaged in substantial discovery to uncover those involved in the schemes and extent to which each defendant was involved. The claims asserted in the Complaint include securities fraud and market manipulation claims and a claim under the federal Racketeering Influenced and Corrupt Organization statute. The Company is in the process of serving the multiple defendants with the Complaint while its investigation into the wrongdoing continues.

NOTE 11 — RELATED PARTY TRANSACTIONS

As of June 30, 2026, the Company has accrued $384,949 of compensation related expenses for the Company’s former Chief Executive Officer, Mark Dybul, payment of which has been deferred as a result of budget constraints. (see Note 14 for status update.)

As of June 30, 2026, the Company had $600,000 outstanding unsecured promissory notes payable to Rene Sindlev, a stockholder of the Company, in the aggregate principal amount of $600,000 The notes bear interest at 10% per annum and matured on June 30, 2026. As of June 30, 2026, accrued and unpaid interest was $44,027.

NOTE 12 — ACQUISITIONS

Neurobridge IP Holdings Incorporated Acquisition:

On May 1, 2026, the Company, through its wholly owned subsidiary Lunai Bioworks IP, Inc., a Delaware corporation, completed the acquisition of Neurobridge IP Holdings Incorporated (“Neurobridge”) pursuant to an Agreement and Plan of Merger dated April 27, 2026, under which Neurobridge merged with and into Lunai Bioworks IP, Inc., with Lunai Bioworks IP, Inc. continuing as the surviving corporation. Neurobridge held intellectual property relating to an intranasal (nose-to-brain) drug delivery platform and a related compound directed to the treatment of Alzheimer’s disease. The aggregate consideration consisted of eight shares of the Company’s Series B Convertible Preferred Stock with an aggregate contractual stated value of $20.0 million (see Note 9).

The Company concluded that substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable intangible assets and that the acquired set did not constitute a business under ASC 805; the transaction was therefore accounted for as an asset acquisition under ASC 805-50. The Series B Preferred Stock had an aggregate contractual stated value of $20.0 million and an acquisition-date fair value of $1,840,000. The Company measured the acquisition cost based on the $1,840,000 fair value of the Series B Preferred Stock issued as consideration. The acquisition cost was allocated among the acquired intellectual property assets based on their relative fair values (see Note 5).

BioSymetrics Inc. Acquisition:

On February 26, 2025, Lunai Bioworks Inc., a Delaware corporation (“Lunai”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renovaro Acquisition Sub, a Delaware corporation and wholly owned subsidiary of Lunai (“Merger Sub”), and BioSymetrics, Inc., a Delaware corporation (“BioSymetrics”), pursuant to which Lunai agreed to acquire BioSymetrics pursuant to the merger of Merger Sub with and into BioSymetrics, with BioSymetrics as the surviving corporation and a wholly owned subsidiary of Lunai (the “Transaction”). On April 8, 2025, Lunai consummated the Transaction and issued 187,500 shares of Lunai’s common stock, par value $0.0001 per share (the “Shares”), to the former stockholders of BioSymetrics in accordance with the terms of the Merger Agreement.

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

NOTE 13 — SEGMENT REPORTING

For the year ended June 30, 2026, the Company had two reportable segments. These segments have different strategic and economic goals and are managed separately because they require different technology and marketing strategies.

Reportable Segment	Description
BioSymetrics	Integrating multimodal data sources, including genomics, imaging, electronic health records, and other real-world evidence with experimental validation to advance biomarker discovery, therapeutic development, chemical threat identification, and precision medicine.
RENB	Developing advanced allogeneic cell and gene therapies and AI-driven precision medicine programs across oncology, CNS and infectious disease.

The Company’s chief executive officer is the chief operating decision maker and reviews the internal management reports for each segment at least quarterly. During the year ended June 30, 2026, there were no significant inter-company revenues or expenses. The chief operating decision maker assesses performance for each segment and decides how to allocate resources based on segment operating losses that also is reported on the consolidated statement of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

On September 2, 2025, the Court of Amsterdam (the “Court”) declared bankrupt GEDi Cube B.V. (“GEDi”), an indirect subsidiary of Lunai Bioworks, Inc. (“Lunai”), and appointed Mr. M.M. Dellebeke as the receiver in the bankruptcy. GEDi filed a voluntary petition seeking a declaration of bankruptcy due to its inability to make payments as they became due. As a result of this, the Company deconsolidated GEDi Cube B.V. due to the loss of control of the subsidiary during the period ended March 31, 2026. As a result of the deconsolidation, the Company recognized a gain on the bankruptcy of the subsidiary for $12,019,227 during the period ended March 31, 2026. Following GEDi Cube's bankruptcy and deconsolidation, the Company continued pursuing its AI-driven precision medicine and biomarker discovery strategy through BioSymetrics, which had been acquired prior to the bankruptcy. BioSymetrics' independently developed AI and machine-learning platform provided overlapping capabilities in cancer diagnostics and biomarker discovery while supporting broader applications across additional therapeutic areas. Accordingly, GEDi Cube's bankruptcy did not represent a strategic shift in the Company's operations, as its AI-driven biomedical research and development strategy continued through BioSymetrics.

Schedule of segment operating loss and asset information as of June 30, 2026
	Operating loss		Assets
United States (RENB)	$7,228,528		$3,699,015
Canada (BioSymetrics)	1,123,698		6,242,773
Netherlands (RENC)	345,707	(1)	—
	$8,697,933		$9,941,788

(1) Amount represents operating expenses incurred during the year ended June 30, 2026, prior to the subsidiary's bankruptcy on September 2, 2025. No additional operating expenses were incurred by the subsidiary following the bankruptcy.

Schedule of segment operating loss and asset information as of June 30, 2025
	Operating loss	Assets
United States (RENB)	$15,530,056	$1,907,647
Canada (BioSymetrics)	237,880	6,109,643
Netherlands (RENC)	173,198,066	213,550
	$188,966,002	$8,230,840

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

Information regarding each reportable segment for the year ended June 30, 2026 is as follows:

	RENB	BioSymetrics	RENC	Total
Service Revenue	$—	$51,992	$—	$51,992
General and administrative	6,278,062	1,176,201	345,707	7,799,970
Research and development	67,185	(42,667)	—	24,518
Long-lived asset impairment	831,915	—	—	831,915
Depreciation and amortization	51,366	42,156	—	93,522

Segment operating loss	$7,228,528	$1,123,698	$345,707	8,697,933

Information regarding each reportable segment for the year ended June 30, 2025 is as follows:

	RENB	BioSymetrics	RENC	Total
General and administrative	$14,904,855	$211,401	$2,763,794	$17,880,050
Research and development	502,896	26,029	8,503	537,428
Goodwill impairment	—	—	170,419,429	170,419,429
Depreciation and amortization	122,305	450	6,340	129,095

Segment operating loss	$15,530,056	$237,880	$173,198,066	188,966,002

Geographic information:

RENB and BioSymetrics are managed on a worldwide basis; RENB operates virtually within the United States and BioSymetrics operates from an office located in Canada. The geographic information analyses the Company’s operations and assets based on the country in which each segment operates. In presenting this geographic information, segment operating results have been based on the geographic location in which the services were provided to the segment and segment assets were based on the geographic location of the assets.

NOTE 14 — SUBSEQUENT EVENTS

On September 20, 2026, the Company entered into separate settlement agreements and mutual releases with former Chief Executive Officer Mark Dybul and former director Rene Sindlev relating to certain accrued and unpaid compensation and other obligations. Pursuant to the agreements, Mr. Dybul and Mr. Sindlev waived, released and discharged all claims with respect to $384,949 and $50,000, respectively, of previously accrued compensation. Following execution of the agreements, the Company has no further payment obligations with respect to such amounts. As a result, the Company expects to recognize the extinguishment of the related liabilities during the period ending September 30, 2026.

On September 2, 2026, the Company entered into a Master Consulting and Strategic Advisory Agreement with Strategic Advisors S.à r.l. pursuant to which the Company agreed to issue 180,000 shares of its common stock in settlement of outstanding invoices for services provided to the Company through August 24, 2026 and for prospective services. The shares were valued at $432,000, based on the closing market price of the Company’s common stock of $2.40 per share on September 2, 2026. Upon issuance of the shares, $286,225 of outstanding accounts payable was satisfied, with the remaining approximately $145,775 recorded as prepaid consulting and advisory services to be recognized as services are provided.

On July 21, 2026, the Company entered into a Debt Conversion and Share Issuance Agreement with Rene Sindlev, a related party, pursuant to which an aggregate of $671,659 of outstanding indebtedness and trade payables, including accrued and unpaid interest, was converted into 239,025 shares of the Company’s common stock at a conversion price of $2.81 per share. Upon issuance of the shares, the converted obligations were fully satisfied, discharged and extinguished.

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

The Certifying Officers conducted a review of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon that evaluation, the Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective in ensuring that the information we were required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management used the criteria set forth in “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to conduct a review of the Company’s internal control over financial reporting. Based on that evaluation, management concluded that, as of June 30, 2026, the Company’s internal control over financial reporting was not effective due to a material weakness.’ The material weakness is attributable to the Company not having adequate resources to address complex accounting matters. Management intends to remediate the material weakness as resources permit, including through the engagement of additional qualified accounting personnel and third-party consultants with appropriate technical accounting expertise, and will monitor the design and operation of the related controls as the Company grows.

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

Item 9B. Other Information

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Directors

The following is a description of the business experience, qualifications, skills, and educational background of each of our directors, including each director’s relevant business experience:

David Weinstein

On October 14, 2024, the board of directors of the Company appointed David Weinstein, age 66, Chief Executive Officer of the Company and a member of the Board. Immediately prior to joining the Company, Mr. Weinstein was a Managing Partner, Investment Banking at Dawson James Securities, Inc. where he has worked since 2005. While at Dawson James, Mr. Weinstein directly sourced over $300 million in investments for small-cap biotech and healthcare companies. He also spearheaded the merger of two healthcare companies in personalized cancer diagnostics and assisted in its uplisting on Nasdaq. Mr. Weinstein received his Bachelor of Arts in Liberal Arts from St. John’s College and a Masters in Public Management from the University of Maryland.

James A. McNulty

Mr. McNulty serves as CFO for MIRALOGX, LLC, a privately held incubator which develops and licenses pharmaceutical intellectual property to private and public entities. Mr. McNulty is currently Interim CFO for Inhibitor Therapeutics, Inc. (OTCQB: INTI), where he has served since 2022. After leaving public accounting in 1998 after a 26-year career in Tampa as founder of three CPA firms, he served as CFO in the biopharmaceutical industry, including 3 years with Star Scientific, Inc. (NASDAQ: STSI) and 15 years with BioDelivery Sciences International, Inc. (NASDAQ: BDSI). Mr. McNulty was CEO of MYMD Pharmaceuticals, Inc. (NASDAQ: TNFA) from its inception in 2014 until it became public in early 2020. He served as CFO of MIRA Pharmaceuticals, Inc. from inception in 2020 until it became public in late 2023 as well as Telomir Pharmaceuticals, Inc (NASDAQ: TELO) from inception in 2021 until shortly before it became public in 2023. He served five years on the board as Lead Director/Audit Committee Chair of CV Sciences, Inc (OTC: CVSI). He has extensive experience in privately held companies, including five years as a Director of Quantum Technology Sciences, Inc. until its acquisition by a public company, and since 2000 as CFO of Hopkins Capital Group, an affiliation of limited liability companies which engage in venture activities primarily in the development of pharmaceuticals, including as CFO of privately-owned Defender Pharmaceuticals, Inc. He is a partner in Perfect Golf Event, LLC, an online organizer of over 4,000 charity golf events annually. He co-authored with Pat Summerall and published Business Golf, the art of building relationships on the links. Mr. McNulty’s career in accounting and consulting/forensic services includes expert testimony as a Certified Public Accountant, primarily in construction litigation and personal injury cases. He is a 1972 graduate of University of South Florida and a licensed CPA in Florida since 1975.

Douglas W. Calder

Since 2015, Mr. Calder has served as president and a director of Vycellix, Inc and its subsidiaries and affiliates. He has also served as a member of the board of directors for Zevra Therapeutics, Inc. (NASDAQ: ZVRA) since April 2023; member of the board of directors for NextGenNK since June 2019; member of the board of directors or special advisor to the board of BioFlorida since January 2019, and a member of the Society for Natural Immunity since July 2018. Mr. Calder has more than 30 years of life science executive experience, having served in various senior executive roles for Florida-based biotechnology companies and research institutes including Viragen, Accentia Biopharmaceuticals, Biovest International and the Vaccine & Gene Therapy Institute of Florida, as well as having formerly served as a registered financial portfolio manager with a focus on life science equities with the New York Stock Exchange member firms, Gruntal & Co. and Dean Witter Reynolds. Mr. Calder received a BA from Florida State University.

Mark A. Collins, PhD

 Dr. Collins has dedicated his 40-year career to leveraging computers in drug discovery, blending biology, AI, and software. He has played key roles in biotech startups, large Pharma, and tech companies, leading several to successful exits. Dr. Collins is currently the Chief Scientific Officer at UndauntedBio Inc., where he has served since 2022, a company that takes a unique AI-driven clinically informed, network-medicine approach to repurposing existing drugs for acute and chronic neuropathic pain conditions. Prior to that time, Dr. Collins was the VP Translational Services at Icometrix, where he led the strategy to drive the adoption of AI assisted MRI and digital health tools to help Pharma improve the translational success of CNS therapies for a range of neurodegenerative diseases, such as Multiple Sclerosis, Alzheimer’s, and Parkinson’s. Prior to Icometrix, from 2017 to 2021, Dr. Collins was at Helomics, Corp., most recently as its Chief Technology Officer, where he drove the technical development and commercial realization of AI-driven predictive models of tumor drug response and clinical outcome into the research and clinical decision support markets. Dr. Collins is also the founder and principal consultant of Purplebio Consulting, LLC, a life science consultancy, offering scientific, market, product strategy consulting as well as tactical execution. Dr. Collins holds a doctorate of Philosophy in Microbiology from the University of Surrey and a Bachelor of Science in Applied Sciences from University of Wolverhampton.

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

Board Leadership Structure

Our Board does not have a specific policy on whether the offices of Chairman of the Board and Chief Executive Officer should be separate or combined or whether the Chairman of the Board should be selected from among the independent directors. In the past, the positions of principal executive officer and Chairman of the Board have been held by different individuals. Currently, David Weinstein serves as our Chief Executive Officer whereas the position of Chairman of the Board is currently vacant. Our Board believes that it should have the flexibility to make the determinations at any given time in the way that it believes best to provide appropriate leadership for the Company at that time.

Board Meeting Attendance

The Board. During the year ended June 30, 2026 our Board held 11 meetings and acted by unanimous written consent on 12 occasions. Each director attended at least 75% of the total number of meetings of our Board and of committees of our Board on which he or she served during the year ended June 30, 2026. We expect our directors to attend board meetings, meetings of any committees and subcommittees on which they serve and each annual meeting of stockholders.

Director Independence

We are currently listed on the Nasdaq Stock Market and therefore rely on the definition of independence set forth in the Nasdaq Listing Rules (“Nasdaq Rules”). Under the Nasdaq Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, the Board has determined that each of Mr. McNulty, Mr. Calder, and Dr. Collins have no relationships with us that would interfere with the exercise of independent judgment and are “independent directors” as that term is defined in the Nasdaq Rules.

Director Attendance at the Annual Meeting

Although we do not have a formal policy regarding attendance by members of the Board at the Annual Meeting, we encourage all of our directors to attend. The Company has not yet held an annually meeting for the fiscal year end June 30, 2026.

Committees of the Board of Directors

The Board delegates various responsibilities and authority to different board committees. Committees regularly report on their activities and actions to the full board. Currently, the Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Committee assignments are re-evaluated annually. Each of these standing committees operates under a charter that has been approved by our Board. The current charter of each of the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee is available on our website at www.lunaibioworks.com.

The following table sets forth the membership of each of the Board committees listed above.

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
James McNulty	Chair	Chair	X
Douglas Calder	X	X	Chair
Dr. Mark Collins	X		X

 Audit Committee

The Audit Committee has been structured to comply with the requirements of Rule 10A-3(b)(1) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the listing standards of NASDAQ, and each member and former member of the Audit Committee complied with such requirements and standards. The members of the Audit Committee are currently James McNulty (Chair), Douglas Calder and Dr. Mark Collins.

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

The Board has determined that each member of the Audit Committee has the appropriate level of financial understanding and industry specific knowledge to be able to perform the duties of the position; and they are financially literate and have the requisite financial sophistication as required by the applicable listing standards of NASDAQ. The Board has determined that Mr. McNulty is an “audit committee financial expert” as defined by applicable SEC and Nasdaq rules.

The Audit Committee met 4 times during the year ended June 30, 2026, which meetings were all attended by each member during his or her period of service, and the Committee also acts by written consent. The Audit Committee operates under a charter that was adopted by our Board and is posted on our website at www.lunaibioworks.com.

Compensation Committee

The members of our Compensation Committee currently are James McNulty and Douglas Calder. Our Board has determined that Mr. McNulty and Mr. Calder are independent in accordance with Nasdaq Rules.

 The Compensation Committee, as permitted by, and in accordance with, its charter, is responsible for assisting the Board in fulfilling its responsibilities relating to matters of human resources and compensation, including equity compensation, and to establish a plan of continuity and development for our senior management. The Compensation Committee periodically assesses compensation of our executive officers in relation to companies of comparable size, industry, and complexity, taking the performance of the Company and such other companies into consideration. All decisions with respect to the compensation of our principal executive officer are determined and approved solely by the Compensation Committee. All decisions with respect to other executive compensation, including incentive-compensation and equity-based plans are first approved by the Compensation Committee and then submitted, together with the Compensation Committee’s recommendation, to the members of the Board for final approval. In addition, the Compensation Committee will, as appropriate, review and approve public or regulatory disclosure relating to compensation, including the Compensation Disclosure and Analysis, and any metrics for performance measurements. The Compensation Committee has the authority to retain and compensate any outside adviser as it determines necessary to permit it to carry out its duties.

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

The Compensation Committee met 3 times during the year ended June 30, 2026 and acted by written consent 1 time. The Compensation Committee operates under a charter that was adopted by our Board and is posted on our website at www.lunaibioworks.com.

The Compensation Committee has considered the potential risks arising from the Company’s compensation for all employees and does not believe the risks from those compensation practices are reasonably likely to have a material adverse effect on the Company.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are currently James McNulty, Mark Collins, and Douglas Calder.

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

The Nominating and Corporate Governance Committee met 2 times during the year ended June 30, 2026 and acted by written consent 0 times. The Nominating and Corporate Governance Committee operates under a charter that was adopted by our Board and is posted on our website at www.lunaibioworks.com.

The Board of Directors’ Role in Risk Oversight

The Board, as a whole and also at the committee level, has an active role in managing enterprise risk. The members of the Board participate in our risk oversight assessment by receiving regular reports from members of senior management on areas of material risk to us, including operational, financial, legal and regulatory, and strategic and reputational risks. The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Audit Committee oversees management of financial risks as well as our policies with respect to risk assessment and risk management. The Nominating and Corporate Governance Committee manages risks associated with the independence of the Board and potential conflicts of interest. Members of the management team report directly to the Board or the appropriate committee. The directors then use this information to understand, identify, manage, and mitigate risk. Once a committee has considered the reports from management, the chair of that committee will report on the matter to the full Board at the next meeting of the Board, or sooner if deemed necessary. This enables the Board and its committees to effectively carry out its risk oversight role.

Communications with the Board of Directors

Stockholders may, at any time, communicate with any of our directors by mailing a written communication to our principal executive offices, Attention: Chairman of the Board. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication” or “Stockholder-Director Communication.” All such letters must identify the author as a stockholder, provide evidence of the sender’s stock ownership and clearly state whether the intended recipients are all members of the Board or a particular director or directors. The Corporate Secretary will then forward such correspondence, without editing or alteration, to the Board or to the specified director(s) on or prior to the next scheduled meeting of the Board. The Board will determine the method by which such submissions will be reviewed and considered. The Board may also request the submitting stockholder to furnish additional information it may reasonably require or deem necessary to sufficiently review and consider the submission of such stockholder.

Clawback Policy

We have adopted a Clawback Policy which provides for the recovery of certain incentive compensation in the event of an accounting restatement. Under the Clawback Policy, if the Company’s financial results are restated, due to the Company’s material noncompliance with any financial reporting requirements under securities laws, the portion of any amounts of incentive compensation paid to the Company’s current and former executive officers based on erroneous data will be recouped from those current and former executive officers, as determined by our Compensation Committee.

Insider Trading Policy

We have adopted an Insider Trading Policy that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. The policy prohibits directors, officers and employees of the Company from purchasing or selling any Company security while in possession of material non-public information about the Company. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Corporate Governance Documents Available Online

Our corporate governance documents, including the Audit Committee charter, Compensation Committee charter, Nominating and Corporate Governance Committee charter, and Code of Ethics and Conduct are available free of charge on the “Investors” section of our website (www.lunaibioworks.com) under the tab “Governance Documents”. Information contained on our website is not incorporated by reference in, or considered part of, this proxy statement.

Director Term Limits

The Board does not currently have a term limit policy limiting the number of years a director may serve on the Board.

Executive Officers

The names of our executive officers, their ages, their positions with the Company, and other biographical information as of October 13, 2026, are set forth below. There are no family relationships among our directors and executive officers. We have employment agreements with our executive officers. All of our executive officers are at-will employees.

Name	Age	Position(s)
David Weinstein	66	Chief Executive Officer and Director
Nathen Fuentes	43	Chief Financial Officer

David Weinstein

See Identification of Directors.

Nathen Fuentes

Mr. Fuentes most recently served as Chief Financial Officer at Telomir Pharmaceuticals, an emerging leader in age-reversal science. Previously, Mr. Fuentes worked for mid-market private equity sponsored companies within the specialty healthcare industry, serving as Chief Financial Officer of Emergence Health Holdings, Divergent Dental Group, Family First Homecare and Dermatology Medical Partners. He also served as the Controller of Glytec, as an Experienced Associate at PricewaterhouseCoopers, and held various managerial positions with homebuilding companies prior to his experience with PricewaterhouseCoopers. Mr. Fuentes has experience leading acquisition and organic growth initiatives within highly levered environments while managing investor relations, human resources, finance, accounting, and revenue cycle functions. Mr. Fuentes earned his Bachelor of Science in marketing from the University of Florida and his Master of Science in accounting from Fairfield University. Mr. Fuentes is a Certified Public Accountant.

Item 11. Executive Officer and Director Compensation

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the years ended June 30, 2026 and June 30, 2025, respectively earned by or paid to our named executive officers. During such periods, no compensation other than salary, bonus, stock awards, option awards and, in the case of Mr. Weinstein, fees for service as a director was earned by any named executive officer. The amount shown for Mr. Weinstein under “Other Compensation” for fiscal 2026 consists of $60,000 of fees earned for service as a director.

Name and Principal Position	Year	Salary ($)	Bonus		Stock Awards ($)	Option Awards ($)(1)	Non-equity incentive plan compensation ($)	Other Compensation ($)	Total ($)
David Weinstein (Chief Executive Officer)	2026	$400,000	$50,000	(2)	$—	$—	$—	$60,000	$510,000
	2025	$301,568	$—		$137,750	$731,200	$—	$—	$1,170,518
Nathen Fuentes (Chief Financial Officer)	2026	$280,000	$65,000	(3)	$—	$—	$—	$—	$345,000
	2025	$138,939	$—		$—	$151,750	$—	$—	$290,689

(1)	Amounts shown do not reflect compensation actually received by the executive officer. Instead, the amounts shown are the total grant date valuations of stock option grants awarded during the year as determined pursuant to ASC Topic 718. The valuations are expensed for financial reporting purposes over the vesting period of the grant.

(2)	Mr. Weinstein’s bonus consists of both a signing bonus per the employment agreement and an accrued and unpaid retention bonus, of which $25,000 was accrued and unpaid at June 30, 2026.

(3)	Mr. Fuentes’s bonus consists of both a performance bonus per the employment agreement and a retention bonus.

Narrative to Summary Compensation Table

The Compensation Committee of our Board of Directors reviews compensation annually for all of our executive officers. Compensation awarded to Named Executive Officers in 2026 and 2025 generally consisted of base salary, restricted stock units and equity awards for options to purchase shares of our Common Stock.

The Compensation Committee considered compensation for comparable positions in the market, the historical compensation levels of the executives, individual performance as compared to its expectations and objectives, the desire to motivate employees to achieve short- and long-term results that are in the best interests of our stockholders, and a long-term commitment to our company. We do not target a specific competitive position or a specific mix of compensation among elements of compensation.

Employment Agreements and Potential Payments upon Termination or Change in Control Provisions

As of the fiscal year ended June 30, 2026, we had agreements in place with David Weinstein and Nathen Fuentes. A description of each agreement is set forth below.

David Weinstein

On October 14, 2024, the Compensation Committee approved and presented to the Board an employment agreement whereby Mr. Weinstein would serve as the Company’s Chief Executive Officer (the “Employment Agreement”) which was recommended by the Board for approval by our stockholders. Effective October 14, 2024, Mr. Weinstein and the Company entered into the Executive Employment Agreement in connection with his appointment to Chief Executive Officer. The following is a summary of the Employment Terms and other material terms of the Employment Agreement, as amended.

Term. Mr. Weinstein would serve as Chief Executive Officer for a term of two (2) years with automatic yearly renewal terms thereafter unless terminated at least 90 days before the expiry of a term.

Duties. Mr. Weinstein would perform duties consistent with the position of Chief Executive Officer, as directed by and reporting to the Board, and shall be responsible for overseeing and managing the operational affairs of the business. Mr. Weinstein agrees to devote his full time and efforts exclusively on behalf of the Company but is not prohibited from participated in non-employment organizations which don’t interfere with his employment.

Expenses. Mr. Weinstein would be reimbursed for reasonable and necessary to the conduct by the Senior Executive of the performance of his duties in connection with the conduct of the Business.

Cash Compensation. Mr. Weinstein would be entitled to a base salary of Four Hundred Thousand Dollars ($400,000) per year. Mr. Weinstein would be eligible for a bonus of up to $150,000 per year based on the Company’s achievement of certain performance goals as determined by the Board. Mr. Weinstein is also entitled to a one-time signing bonus of $25,000 upon raising $2,000,000 in additional capital.

Benefits. Mr. Weinstein would receive benefits provided to similarly situated employees of the Company and four (4) weeks’ vacation per year.

Termination. The Employment Agreement could be terminated by the Company for “Cause” or by Mr. Weinstein without “Good Reason” (each as defined therein), in which case Mr. Weinstein would only receive accrued compensation and benefits. In the event the Company terminates the Employment Agreement without Cause or Mr. Weinstein terminates the Agreement with Good Reason, Mr. Weinstein would receive Base Salary owing to him through date of termination plus Base Salary for six (6) months.

 Description of the Equity Grant. Upon appointment to Chief Executive Officer, Mr. Weinstein would be granted an equity incentive grant in the amount of 20,000, 5-year stock options to purchase common stock of the Company which shall have a strike price equal to the closing price of the common stock on the Employment Date and shall vest ratably on a quarterly basis over a period of eight quarters commencing on January 1, 2025. Additionally, the Company shall grant to the Senior Executive a discretionary equity grant on the first anniversary of the Employment Date in an amount of up to 3,125 shares of common stock in such amount and on such terms as determined in the sole discretion of the Company.

Nathen Fuentes

On January 6, 2025, the Compensation Committee approved and presented to the Board an employment agreement whereby Mr. Fuentes would serve as the Company’s Chief Financial Officer (the “Employment Agreement”) which was recommended by the Board for approval by our stockholders. Effective January 6, 2025, Mr. Fuentes and the Company entered into the Executive Employment Agreement in connection with his appointment to Chief Financial Officer. The following is a summary of the Employment Terms and other material terms of the Employment Agreement, as amended.

Term. Mr. Fuentes would serve as Chief Financial Officer for a term of two (2) years with automatic yearly renewal terms thereafter unless terminated at least 90 days before the expiry of a term.

Duties. Mr. Fuentes would perform duties consistent with the position of Chief Financial Officer, as directed by and reporting to the Board, and shall be responsible for overseeing and managing the operational affairs of the business. Mr. Fuentes agrees to devote his full time and efforts exclusively on behalf of the Company but is not prohibited from participated in non-employment organizations which don’t interfere with his employment.

Expenses. Mr. Fuentes would be reimbursed for reasonable and necessary to the conduct by the Senior Executive of the performance of his duties in connection with the conduct of the Business.

Cash Compensation. Mr. Fuentes would be entitled to a base salary of Two Hundred Eighty Thousand Dollars ($280,000) per year. Mr. Fuentes would be eligible for a bonus of up to $40,000 per year based on the Company’s achievement of certain performance goals as determined by the Board.

Benefits. Mr. Fuentes would receive benefits provided to similarly situated employees of the Company and four (4) weeks’ vacation per year.

Termination. The Employment Agreement could be terminated by the Company for “Cause” or by Mr. Fuentes without “Good Reason” (each as defined therein), in which case Mr. Fuentes would only receive accrued compensation and benefits. In the event the Company terminates the Employment Agreement without Cause or Mr. Fuentes terminates the Agreement with Good Reason, Mr. Fuentes would receive Base Salary owing to him through date of termination plus Base Salary for six (6) months.

 Description of the Equity Grant. Upon appointment to Chief Financial Officer, Mr. Fuentes would be granted an equity incentive grant in the amount of 3,128, 5-year stock options to purchase common stock of the Company which shall have a strike price equal to the closing price of the common stock on the Employment Date and shall vest ratably on a quarterly basis over a period of eight quarters commencing on the Employment Date. Additionally, the Company shall grant to the Senior Executive a discretionary equity grant on the first anniversary of the Employment Date in an amount and on such terms as determined in the sole discretion of the company.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning outstanding equity awards held by our named executive officers as of June 30, 2026.

Option Awards*					Stock Awards*
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Shares of Stock That Have Not Vested (#)	Market Value of Shares or Shares of Stock That Have Not Vested ($)
David Weinstein, Chief Executive Officer	15,000	5,000	$44.00	10/14/2034	—	—
Nathen Fuentes, Chief Financial Officer	1,955	1,173	$56.80	1/21/2035	—	—

* All shares and per-share figures have been adjusted to reflect the 1-for-10 reverse stock split effected on September 29, 2025 and 1-for-8 reverse stock split effected on May 22, 2026.

Former Interim Chief Financial Officer. Simon Tarsh served as the Company’s Interim Chief Financial Officer pursuant to an Amended and Restated Consulting Agreement dated November 4, 2024 between the Company and Tarsh PB Advisors LLC. Under that agreement, Mr. Tarsh was granted options to purchase 731 shares of Common Stock (as adjusted for the reverse stock splits), with a grant-date fair value of $31,005, and was eligible for a bonus of $22,500 and remaining consulting fees of $12,500. On March 19, 2025, following the Audit Committee’s February 18, 2025 determination that the Company’s previously issued financial statements for the quarter ended March 31, 2024, the fiscal year ended June 30, 2024 and the quarter ended September 30, 2024 should be restated, the Board of Directors, pursuant to the Company’s Clawback Policy and citing Mr. Tarsh’s performance during the periods covered by the restatement, directed the cancellation of the options and determined not to pay the bonus or the remaining fees. The options were cancelled during the fiscal year ended June 30, 2025, and no amounts were paid to Mr. Tarsh or Tarsh PB Advisors LLC during the fiscal year ended June 30, 2026.

Director Compensation

The table below sets forth the compensation earned by directors, all of whom are non-employees for services during the fiscal year ended June 30, 2026: Mr. Weinstein’s fees for service as a director are reported in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Maurice van Tilburg (2)	—	—	—	—	—
Douglas Calder	82,500	—	75,000	—	157,500
James A. McNulty	89,000	—	75,000	—	164,000
Mark A. Collins	71,500	—	75,000	—	146,500
Total	$243,000	$—	$225,000	$—	$468,000

(1)	The amounts shown are not intended to reflect the value actually received by the directors. Instead, the amounts shown are the total fair value of option awards granted for financial statement reporting purposes, as determined pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718 or ASC Topic 718. These values are amortized as equity compensation expenses over the vesting period of the grants.
(2)	Effective August 22, 2025, Mr. Tilburg resigned from the Company. He received no compensation for services as a director in the fiscal year ended June 30, 2025 or in the fiscal year ended June 30, 2026. In connection with his resignation, unvested options to purchase 12,500 shares of Common Stock and 3,125 unvested restricted shares of Common Stock previously granted to him were forfeited and cancelled.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information regarding the beneficial ownership of our common stock as of October 13, 2026 by:

●	each person to be known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our current executive officers and directors as a group.

Beneficial ownership of the Common Stock is determined in accordance with the rules of the SEC and includes any shares of Common Stock over which a person exercises sole or shared voting or investment power, or of which a person has a right to acquire ownership at any time within 60 days. Except as otherwise indicated, we believe that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock held by them. Applicable percentage ownership in the following table is based on 5,034,452 shares of Common Stock outstanding as of October 13, 2026.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. Unless indicated otherwise, the address for the beneficial holders is c/o Lunai Bioworks Inc. 3400 Cottage Way, Suite G2, #32562, Sacramento, California 95825.

Name of Beneficial Owner

Named Executive Officers & Directors	Number of Shares(1)	% Ownership(1)
David Weinstein	23,125	*
Nathen Fuentes	2,737	*
James A. McNulty	12,754	*
Douglas W. Carter	12,754	*
Mark A. Collins, PhD	12,754	*

Directors & Officers Total (5 persons):	64,124	*
5% Stockholders: To the Company’s knowledge, based on transfer agent records and filings made with the SEC under Section 13 of the Exchange Act, no person beneficially owned more than 5% of the outstanding Common Stock as of October 13, 2026.

*	Represents less than 1%
(1)	The amounts set forth on this table are based upon information provided to the Company by such individuals, the Company records, transfer agent records, and public filings. The Company does not have visibility into all brokerage accounts and cannot independently verify shares that may be held in street name.

 Equity Incentive Plan Information

The following table provides information, as of June 30, 2026, regarding the number of shares of Company common stock that may be issued pursuant to our 2019 Equity Incentive Plan and Amended 2023 Equity Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders:	371,853	$16.91	366,587	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	371,853	$16.91	366,587	(1)

(1)

 On February 6, 2014, the Company’s Board of Directors adopted the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), and the Company had reserved 15,075 shares of Common Stock for issuance in accordance with the terms of the 2014 Plan.

On October 30, 2019, the Board approved and on October 31, 2019, the Company’s stockholders adopted its 2019 Equity Incentive Plan (the “2019 Plan”), which replaced the 2014 Plan. The 2019 Plan provided that the maximum aggregate number of shares of the Company’s Common Stock reserved and available for issuance under the 2019 Plan was the sum of (1) 75,000 new shares, and (2) the number of shares available for the grant of awards as of the effective date under the 2014 Plan plus any options related to awards that expire, are terminated, surrendered, or forfeited for any reason without issuance of shares under the 2014 Plan after the effective date of the 2019 Plan.

Effective July 21, 2023, the Company adopted the Renovaro Biosciences Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The 2023 Plan replaced the 2019 Plan. The 2023 Plan provides that the maximum aggregate number of shares of the Company’s Common Stock reserved and available for issuance under the 2023 Plan was the sum of (1) 50,000 new shares, and (2) the number of shares available for the grant of awards as of the effective date under the 2019 Plan. Any awards outstanding under the 2019 Plan as of the date of adoption of the 2023 Plan remain subject to and will be available under the 2019 Plan, and any shares subject to outstanding awards under the 2019 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares automatically become available for issuance under the 2023 Plan.

Effective October 12, 2025, the Board approved amendments to the 2023 Plan (the “Amended 2023 Plan”), which were subsequently approved by the Company’s stockholders and made effective on October 31, 2025. The Amended 2023 Plan increased the number of shares of the Company’s Common Stock reserved for issuance thereunder by 380,331 shares and provides for an annual evergreen increase, if and to the extent necessary, such that the total number of shares available for issuance under the Amended 2023 Plan equals 15% of the total number of shares of Common Stock outstanding as of the last day of the immediately preceding fiscal year, subject to the limitations set forth in the Amended 2023 Plan. Awards outstanding under the 2019 Plan remain subject to the terms of the 2019 Plan; however, shares subject to awards under the 2019 Plan that subsequently expire, terminate, or are surrendered or forfeited without the issuance of shares become available for issuance under the Amended 2023 Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Compensation of Named Executive Officers and Directors

For information regarding compensation of named executive officers and directors, please see “Item 11. Executive Compensation.”

On September 20, 2026, the Company entered into separate settlement agreements and mutual releases with former Chief Executive Officer Mark Dybul and former director Rene Sindlev relating to certain accrued and unpaid compensation and other obligations. Pursuant to the agreements, Mr. Dybul and Mr. Sindlev waived, released and discharged all claims with respect to $384,949 and $50,000, respectively, of previously accrued compensation. Following execution of the agreements, the Company has no further payment obligations with respect to such amounts. As a result, the Company expects to recognize the extinguishment of the related liabilities during the period ending September 30, 2026.

Debt Agreements

On July 21, 2026, the Company entered into a Debt Conversion and Share Issuance Agreement with Rene Sindlev, a related party, pursuant to which an aggregate of $671,659 of outstanding indebtedness and trade payables, including accrued and unpaid interest, was converted into 239,025 shares of the Company’s common stock at a conversion price of $2.81 per share. Upon issuance of the shares, the converted obligations were fully satisfied, discharged and extinguished.

As of June 30, 2026, the Company had $600,000 outstanding unsecured promissory notes payable to Rene Sindlev, a stockholder of the Company, in the aggregate principal amount of $600,000 The notes bear interest at 10% per annum and matured on June 30, 2026. As of June 30, 2026, accrued and unpaid interest was $44,027.

On March 24, 2026, the Company extinguish an aggregate of $828,770 of outstanding principal and accrued interest owed under Investor Notes in exchange for an aggregate of 488,663 shares of the Company’s common stock, par value $0.0001 per share (the “Exchange Shares”), together with common stock purchase warrants to acquire an aggregate of 179,203 additional shares of common stock (see Financial Statement Note 9).

On December 29, 2025, the Company issued 29,688 shares of Common Stock to René Sindlev, a former director and related party, for a settlement dispute valued at $228,000 (see Note 9 to the Financial Statements).

On November 28, 2025, the Company entered into a securities purchase agreement to which the Company agreed to sell, and the Investor agreed to purchase, in a private placement, 391,667 shares of its common stock, par value $0.0001 per share, at a purchase price of $8.00 per share, and 130,556 three-year warrants, exercisable after sixty (60) days for aggregate gross proceeds of $3,133,333. As of June 30, 2026, the Company issued 93,750 shares of common stock for $750,000 in aggregate proceeds.

The Company relied on the exemption from registration provided by Section 3(a)(9) of the Securities Act and, to the extent applicable, Section 4(a)(2) thereof, in connection with the issuance of the Exchange Shares and Warrants.”

On July 7, 2025, the Company entered into an exchange agreement with certain holders of outstanding secured promissory notes pursuant to which approximately $9.7 million of outstanding secured indebtedness was exchanged for approximately $16.1 million of convertible promissory notes. Immediately following the exchange, the holders converted the entire principal amount of the convertible notes into an aggregate of 669,477 shares (after giving retroactive effect to the Company’s September 2025 1-for-10 and May 2026 1-for-8 reverse stock splits described below) of the Company’s common stock at a conversion price of $24.00 per share (after giving retroactive effect to such reverse stock splits).

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14. Principal Accounting Fees and Services

Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Sadler Gibb & Associates, LLC for the audit of our annual financial statements for the fiscal years ended June 30, 2026 and June, 2025, and fees billed for other services rendered by Sadler during those periods ($ amounts in thousands).

	Year Ended June 30, 2026	Year Ended June 30, 2025
Type of Fees
Audit Fees (1)	$166,300	$233,365
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$—
All Other Fees (4)	$—	$—
Total	$166,300	$233,365

(1)	Audit Fees consist of services rendered for the audit of our annual financial statements and the review of our quarterly financial statements.
(2)	Audit-Related Fees consist of services that were reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees.
(3)	Tax Fees consist of services rendered in connection with tax compliance, tax advice, and tax planning.
(4)	All Other Fees consist of services rendered by Sadler other than the foregoing.

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

During the fiscal year ended June 30, 2026, all services performed by Sadler were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference
2.1	Agreement and Plan of Merger, dated February 26, 2025, by and among Renovaro, Inc., Renovaro Acquisition Sub and BioSymetrics, Inc.	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 28, 2025.

2.2	Second Amendment to Stock Purchase Agreement, dated February 13, 2024, by and among Lunai Bioworks Inc., GEDi Cube Intl Ltd., the sellers party thereto and Yalla Yalla Ltd	Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 14, 2024

2.3†	Agreement and Plan of Merger, dated April 27, 2026, by and among Lunai Bioworks, Inc., Lunai Bioworks IP, Inc., Neurobridge IP Holdings Incorporated, Oncotelic Inc. and Pelerin Therapeutics Inc.	Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026

3.1	Certificate of Incorporation, as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the SEC on February 14, 2024

3.2	Amended and Restated Bylaws	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 21, 2024.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Renovaro Inc., dated August 18, 2025 (Name Change).	Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on August 26, 2025.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation (1-for-10 Reverse Stock Split), dated September 18, 2025	Incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on September 24, 2025

3.5	Certificate of Designation of Series B Convertible Preferred Stock, filed with the Secretary of State of the State of Delaware on May 1, 2026	Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2026

3.6	Certificate of Amendment to the Certificate of Incorporation of Lunai Bioworks Inc., filed with the Secretary of State of the State of Delaware on May 20, 2026 and effective May 22, 2026*	Filed herewith

4.1	Registration Rights Agreement, dated February 13, 2024, by and among Lunai Bioworks Inc. GEDi Cube Intl Ltd, and the shareholders of GEDi Cube Intl Ltd named the Sellers named thereto	Incorporated herein by reference to exhibit to the Company’s Form 8-K filed with the SEC on February 14, 2024

4.2	Promissory Note dated March 30, 2020 issued to Paseco ApS	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on March 31, 2020.

4.3	Amendment No.2 to Promissory Note, dated May 17, 2022	Incorporated herein by reference to Exhibit 4.3 to the Company’s Form 10-K filed with the SEC on February 27, 2023.

4.4	Amendment No.3 to Promissory Note, effective December 30, 2022	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 23, 2023.

4.5	Amendment No. 4 to Promissory Note, effective July 31, 2023	Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 7, 2023

4.6	Description of Securities	Filed herewith’

4.7	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on April 3, 2023

4.8	Form of Warrant	Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 7, 2023

4.9	Form of Warrant	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 21, 2024

4.10	Form of 5% Original Issue Discount Convertible Promissory Note	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 10, 2023

4.11	Form of Convertible Note	Incorporated herein by reference to Exhibit 99.2 to the Company’s Form 8-K filed with the SEC on July 9, 2025

4.12	Form of Common Stock Purchase Warrant issued pursuant to the Debt Exchange Agreements, dated March 24, 2026	Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on March 30, 2026

10.1	2019 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 10, 2020.

10.2	2023 Equity Incentive Plan	Incorporated herein by reference to Exhibit 10.12 to the Company’s Form 10-K/A filed with the SEC on October 30, 2023

10.3	Statement of Work and License Agreement by and among G-Tech Bio, LLC, the Company and G Health Research Foundation	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 3, 2020.

10.4	Note Purchase Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 31, 2020.

10.5	General Office Lease by and between the Registrant and Century City Medical Plaza Land Co., Inc. dated June 19, 2018	Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 25, 2018.

10.6	Employment Agreement, dated August 11, 2021, by and between the Company and Dr. Mark Dybul	Incorporated herein by reference to Exhibit to 10.1 the Company’s Current Report on Form 8-K/A, filed with the SEC on August 16, 2021.

10.7	Amendment to Employment Agreement between Mark Dybul, M.D. and the Company, dated December 12, 2022	Incorporated herein by reference to Exhibit to 10.1 the Company’s Current Report on Form 8-K, filed with the SEC on December 16, 2022.

10.10	Security Agreement, effective December 30, 2022, by and between the Company and Paseco ApS	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on February 23, 2023.

10.11	Purchase Agreement, dated June 20, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 27, 2023

10.12	Registration Rights Agreement, dated June 20, 2023, by and between the Company and Lincoln Park Capital Fund, LLC	Incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on June 27, 2023

10.13	Consulting Agreement, dated March 11, 2024, by and between Lunai Bioworks Inc. and Tarsh PB Advisors LLC.	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 13, 2024

10.14	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 7, 2023

10.15	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 10, 2023

10.16	Form of Subscription Agreement	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on June 21, 2024

10.17	Form of Exchange Agreement	Incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K filed with the SEC on July 9, 2025

10.18	Form of Debt Exchange Agreement, dated March 24, 2026, between the Company and the holders party thereto	Incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 30, 2026

10.19	At-the-Market Sales Agreement, dated December 2, 2025, between Lunai Bioworks, Inc. and Dawson James Securities, Inc.	Incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2025.

10.20+	First Amendment to the Renovaro BioSciences Inc. 2023 Equity Incentive Plan, adopted October 12, 2025	Incorporated herein by reference to Annex A to the Company’s Definitive Proxy Statement filed with the SEC on October 16, 2025.

10.21*	Debt Conversion and Share Issuance Agreement, dated July 21, 2026, by and among Lunai Bioworks Inc. and the creditors party thereto	Filed herewith

10.22*	Master Consulting and Strategic Advisory Agreement, dated September 2, 2026, between the Company and Strategic Advisors S.à r.l.	Filed herewith

19.1*	Lunai Bioworks Inc. Insider Trading Policy (within CORPORATE CODE OF ETHICS AND CONDUCT POLICY)	Filed herewith

21.1*	Subsidiaries of the Registrant	Filed herewith

23.1*	Consent of Sadler, Gibb & Associates

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

97.1	Clawback Policy	Incorporated herein by reference to Exhibit 97.1 to the Company’s Form 10-K filed with the SEC on October 10, 2024

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) *

*	Filed herewith.
**	Furnished herewith.
+	Indicates a management contract or compensatory plan or arrangement.
†	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2026	LUNAI BIOWORKS INC.

	By:	/s/ David Weinstein
David Weinstein
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Nathen Fuentes
Nathen Fuentes
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Weinstein	Chief Executive Officer	October 13, 2026
David Weinstein	(Principal Executive Officer)

/s/ Nathen Fuentes	Chief Financial Officer	October 13, 2026
Nathen Fuentes	(Principal Financial and Accounting Officer)

/s/ Douglas W. Calder	Director	October 13, 2026
Douglas W. Calder

/s/ James A. McNulty	Director	October 13, 2026
James A. McNulty

/s/ Mark Collins, PhD.	Director	October 13, 2026
Mark Collins, PhD.